Form 10-Q
period 1997-01-31
PUMA TECHNOLOGY INC
filed 1997-03-11
CIK 1020716

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                   ________________

                                      FORM 10-Q



           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997


           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO _______________

                        ____________________________________

                          COMMISSION FILE NUMBER 333-11445

                                PUMA TECHNOLOGY, INC.

               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                   77-0349154
           (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)             Identification No.)


       2940 NORTH FIRST STREET, SAN JOSE, CALIFORNIA                95134
                     408-321-7650                                 (Zip Code)
(Address and telephone number of principal executive office)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes / X /   No  /  /

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of January 31, 1997 was 11,981,891.

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                         THIS REPORT CONSISTS OF 25 PAGES.

                               PUMA TECHNOLOGY, INC.

                                     FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997

                                 TABLE OF CONTENTS


                            PART I.  FINANCIAL INFORMATION                PAGE
                                                                          ----

Item 1.     Condensed Consolidated Financial Statements                     4

Item 2.     Management's Discussion and Analysis of Financial Condition     9
            and Results of Operations


                             PART II.  OTHER INFORMATION

Item 6.    Exhibits                                                         22

Signature                                                                   24

Summary of Trademarks                                                       25

PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included under this item are as follows:

FINANCIAL STATEMENT DESCRIPTION                                       PAGE
--------------------------------------------------------------------------

-       Condensed Consolidated Balance Sheet                           4
        January 31, 1997 and July 31, 1996

-       Condensed Consolidated Statement of Operations                 5
        Three and Six Months Ended January 31, 1997 and 1996

-       Condensed Consolidated Statement of Cash Flows                 6
        Six Months Ended January 31, 1997 and 1996

-       Notes to Condensed Consolidated Financial Statements           7

                                PUMA TECHNOLOGY, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEET
                                   (in thousands)
                                    (Unaudited)

-------------------------------------------------------------------------------
                                                  JANUARY 31,        JULY 31,
                                                      1997            1996
-------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                        $  8,967          $  982
  Short-term investments                             15,749               -
  Accounts receivable, net                            2,209           1,837
  Inventories                                           216             165
  Other current assets                                  355             114
-------------------------------------------------------------------------------

       Total current assets                          27,496           3,098
-------------------------------------------------------------------------------
Property and equipment, net                             517             449
Other assets                                            514             457
-------------------------------------------------------------------------------

          TOTAL ASSETS                            $  28,527        $  4,004
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $  726        $    682
  Accrued liabilities                                   649             645
  Deferred revenue                                      879           1,042
  Current portion of capital lease obligations           14              21
-------------------------------------------------------------------------------

       Total current liabilities                      2,268           2,390
-------------------------------------------------------------------------------
Capital lease obligations, net of current portion        16              28
Convertible debenture                                     -             933
-------------------------------------------------------------------------------

       Total liabilities                              2,284           3,351
-------------------------------------------------------------------------------
Stockholders' equity:
  Stock subscription                                      -           1,582
  Convertible preferred stock, $0.001 par value;
     none and 2,620 shares issued                         -               -
     and outstanding at January 31, 1997 and
     July 31, 1996, respectively                          -               3
  Common stock, $0.001 par value; 11,982 and 4,297
     shares issued and outstanding at January 31,
     1997 and July 31, 1996, respectively                12               4
  Additional paid-in capital                         31,644           6,686
  Receivable from stockholders                         (499)         (2,013)
  Deferred stock compensation                           (94)           (108)
  Accumulated deficit                                (4,820)         (5,501)
-------------------------------------------------------------------------------

       Total stockholders' equity                    26,243             653
-------------------------------------------------------------------------------

          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                $  28,527        $  4,004
-------------------------------------------------------------------------------


  SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              PUMA TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)


-------------------------------------------------------------------------------------
                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                           JANUARY 31,               JANUARY 31,
                                        1997         1996         1997         1996
-------------------------------------------------------------------------------------
REVENUE                               $  3,624    $  1,752     $  6,826      $  2,904
Cost of revenue                            295         115          652           220
-------------------------------------------------------------------------------------

GROSS PROFIT                             3,329       1,637        6,174         2,684
-------------------------------------------------------------------------------------

OPERATING EXPENSES:
    Research and development             1,429         676        2,630         1,362
    Sales and marketing                    880         494        1,758           759
    General and administrative             505         232          932           392
-------------------------------------------------------------------------------------

            Total operating expenses     2,814       1,402        5,320         2,513
-------------------------------------------------------------------------------------

OPERATING INCOME                           515         235          854           171
    Interest and other income, net         183          31          194            56
-------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                 698         266        1,048           227
    Provision for income taxes            (244)       (137)        (367)         (225)
-------------------------------------------------------------------------------------

NET INCOME                              $  454      $  129       $  681          $  2
-------------------------------------------------------------------------------------

NET INCOME PER SHARE                   $  0.04     $  0.01       $ 0.06          $  -

SHARES USED IN PER SHARE CALCULATION    11,843       9,861       10,975         9,769

-------------------------------------------------------------------------------------

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              PUMA TECHNOLOGY, INC.

                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (in thousands)
                                    (Unaudited)

-------------------------------------------------------------------------------
                                                             SIX MONTHS ENDED
                                                                JANUARY 31,
                                                             1997        1996
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $  681       $  2
  Adjustments to reconcile net income to net cash
   used in operating activities:
   Depreciation and amortization                               283         67
   Customer deposits and other                                  20        (26)
   Changes in operating assets and liabilities                (779)      (880)
-------------------------------------------------------------------------------
      Net cash provided by (used in) operating activities      205       (837)
-------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                         (219)      (165)
  Purchases of short-term investments                      (15,749)         -
-------------------------------------------------------------------------------
      Net cash (used in) investing activities              (15,968)      (165)
-------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under capital lease obligations           (19)        (8)
  Proceeds from conversion of warrants                         405          -
  Net proceeds upon exercise of stock options                  548         52
  Note repayments by stockholders                            1,514          -
  Net proceeds from newly issued common stock               21,300          -
-------------------------------------------------------------------------------
      Net cash provided by financing activities             23,748         44
-------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents         7,985       (958)

Cash and cash equivalents at the beginning of the period       982      2,000

-------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period        $  8,967   $  1,042
-------------------------------------------------------------------------------


    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                   PUMA TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-----------------------------------------------------------------------------

NOTE 1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements for the three and six months ended January 31, 1997 and 1996 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's registration statement on Form S-1 as amended on December 4, 1996. The results of operations for the interim period ended January 31, 1997 are not necessarily indicative of results to be expected for the full year.

NOTE 2.  ACQUISITION

On April 30, 1996, the Company completed its acquisition of IntelliLink Corp. ("IntelliLink"), a provider of advanced data synchronization software. The consolidated financial statements of the Company include the results of IntelliLink from the date of acquisition. The total purchase price of $3.5 million (including $1.2 million for liabilities assumed) was quantified based partially on an independent appraisal of the Company's Common Stock by Columbia Financial Advisors, Inc. The purchase price was assigned, based on another independent appraisal, to the fair value of the assets acquired including $327,000 to tangible assets acquired, $2,680,000 to in-process research and development, $120,000 to identified intangible assets and the remaining $356,000 to goodwill. The in-process research and development was expensed in the quarter ended July 31, 1996. The goodwill and other intangible assets were capitalized and are being amortized over periods ranging from two to three years.

NOTE 3.  REVENUE RECOGNITION

For all periods presented, the Company has recognized revenue in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 91-1 entitled "Software Revenue Recognition." License revenue is recognized upon shipment of software if no significant obligation remains and collection of the resulting receivable is deemed probable. Revenue from OEMs under minimum guaranteed royalty arrangements, which are not subject to significant future obligations, is recognized when such royalties are earned and become payable. Royalty revenue that is subject to significant future obligations is recognized when such obligations are fulfilled. Royalty revenue that exceeds minimum guarantees is recognized in the period earned. Payments from customers received before revenue recognition criteria have been met are recorded as deferred revenue. The Company cannot predict when such revenue will be recognized or the extent to which new agreements, which may provide for additional contract advances or minimum royalty payments, will be executed. The Company also provides a limited amount of telephone technical support to its customers. These activities are generally considered insignificant post-contract customer support obligations and related costs are accrued upon recognition of the license revenue.

NOTE 4.  NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common shares outstanding and common equivalent shares arising from the assumed exercise of stock options (if dilutive) and preferred shares on an as-converted basis. Pursuant to the requirements of the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common shares, convertible preferred stock (using the as converted method) and stock option warrants (using the treasury stock method and the initial public offering price) issued during the 12 month period prior to the initial public offering have been included in computations as if they were outstanding for all periods through the effective date of the initial public offering.

NOTE 5.  COMMON STOCK

The Company completed its initial public offering in December 1996 in an underwriting led by Deutsche Morgan Grenfell Technology and Alex. Brown & Sons. The offering consisted of 2,500,000 of newly issued shares sold by the Company and 1,985,000 shares sold by existing shareholders, and resulted in net proceeds to the Company of approximately $21.3 million.

In October 1996, the board of directors adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") which authorizes the issuance of 250,000 shares of common stock. Shares may be purchased under the Purchase Plan at 85% of the lesser of the fair market value of the common stock on the grant or purchase date. In addition, the board of directors also approved the increase of 1,000,000 in the number of shares authorized for issuance under the 1993 Stock Option Plan.

In November 1996, the Company reincorporated in the state of Delaware. The par value of the Company's common stock is $0.001.

                              PUMA TECHNOLOGY, INC.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO AND IN CONJUNCTION WITH MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 AS AMENDED ON DECEMBER 4, 1996. THIS QUARTERLY REPORT ON FORM 10-Q, AND IN PARTICULAR MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE PERFORMANCE OF THE COMPANY THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES INCLUDING THOSE DISCUSSED IN "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" AND "BUSINESS RISKS" BELOW. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES", "EXPECTS", "INTENDS", "FUTURE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY MAY DIFFER MATERIALLY FROM ANY FORWARD LOOKING STATEMENTS DUE TO SUCH RISKS AND UNCERTAINTIES. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS OR CHANGES IN FACTORS OR ASSUMPTIONS AFFECTING SUCH FORWARD-LOOKING ASSUMPTIONS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS, WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

RESULTS OF OPERATIONS

OVERVIEW

Puma Technology, Inc. ("Puma") develops, markets and supports mobile data exchange (MDE)-TM- software, including wireless infrared connectivity and advanced data synchronization software. The Company currently has two families of products -- its TranXit family of products that supports infrared connectivity and its IntelliSync-TM- family of products that performs advanced data synchronization.

TranXit-Registered Trademark- software is licensed primarily to original equipment manufacturer (OEM) customers, which are primarily makers of laptop computers. These OEM customers license the Company's software for inclusion in their laptop computers to enable infrared connectivity from the laptop back to desktop computers. These OEM customers include the Company's software into their products at the time of manufacture and for each device shipped, the Company collects a royalty. Royalties are typically paid to The Company once a quarter based on volume, although certain contracts contain fixed royalties regardless of volume, for a given time period.

IntelliSync software is used for advanced data synchronization of data base information that resides on a computer such as a desktop machine and the increasingly popular handheld devices such as electronic organizers, handheld computers, smart phones and smart pagers. The Company's software actually runs on the desktop computer and keeps information residing on the desktop and the handheld device synchronized. IntelliSync software is currently distributed directly to the end user and through the retail distribution channel. As this product evolves, other means of distribution such as direct bundling arrangements with the handheld device manufacturer are contemplated.

The following table sets forth certain consolidated statement of income data as a percentage of revenue for the periods indicated:

---------------------------------------------------------------------------------
                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                          JANUARY 31,            JANUARY 31,
                                       1997       1996        1997        1996
---------------------------------------------------------------------------------
REVENUE                                100%       100%        100%        100%
---------------------------------------------------------------------------------
Cost of revenue                        8.1%       6.6%        9.6%        7.6%
---------------------------------------------------------------------------------

GROSS PROFIT                          91.9%      93.4%       90.4%       92.4%
---------------------------------------------------------------------------------

OPERATING EXPENSES:
    Research and development          39.4%     38.6%       38.5%        46.9%
    Sales and marketing               24.3%     28.2%       25.7%        26.1%
    General and administrative        13.9%     13.2%       13.7%        13.5%
---------------------------------------------------------------------------------

        Total operating expenses      77.6%     80.0%       77.9%        86.5%
---------------------------------------------------------------------------------

OPERATING INCOME                      14.3%     13.4%       12.5%         5.9%
    Interest and other income, net     5.0%      1.8%        2.9%         1.9%
---------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES            19.3%     15.2%       15.4%         7.8%
    Provision for income taxes        (6.8)%    (7.8)%      (5.4)%       (7.7)%
---------------------------------------------------------------------------------

NET INCOME                            12.5%      7.4%       10.0%         0.1%
---------------------------------------------------------------------------------

REVENUE. The Company's revenue is derived primarily from license revenue and service revenue. License revenue is derived from the sale of software products and royalty agreements with OEMs. Service revenue is derived from customer funded engineering services. For all periods presented, service revenue was less than 10% of revenue. The Company believes this percentage may fluctuate in the future. The Company's revenue for the three months ended January 31, 1997 increased by 107% to $3,624,000 as compared to $1,752,000 for the same period in fiscal 1996. For the six months ended January 31, 1997, revenue increased to $6,826,000 as compared to $2,904,000 for the six month period ended January 31, 1996. The overall increases in revenue were partially due to increased royalties resulting from increased unit shipments of the Company's TranXit products. In addition, revenue increased due to shipments of IntelliSync products, in particular, IntelliSync for Pilot. Revenue during the six months ended 1996 did not include any revenues from IntelliSync products which were introduced in the fourth fiscal quarter of 1996 or IntelliLink products as the IntelliLink acquisition was not completed until April 30, 1996.

OEM revenue continues to represent a significant portion of the Company's revenue. OEM revenue represented 78% and 90% of the Company's revenue in three months ended January 31, 1997 and 1996, respectively. OEM revenue represented 72% and 93% of the Company's revenue in the six months ended January 31, 1997 and 1996, respectively. Two OEMs accounted for approximately 39% of revenue in the three months ended January 31, 1997 and each individually represented more than 10% of the Company's revenue in the same period. One of these same OEMs (Toshiba) represented 22% of revenue for the six months ended January 31, 1997. Toshiba represented 14% and 13% of revenue in the three and six months ended January 31, 1996, respectively. Although several OEMs are subject to certain contractual minimum purchase obligations, there can be no assurance that any particular OEM will satisfy the obligation. Accordingly, the Company recognizes revenue from minimum guaranteed royalties when such royalties are earned and become payable. The Company believes that the percentage of revenue derived from OEMs may fluctuate in future periods depending in part upon the marketing channels used by the Company for future products currently under development.

International revenue continues to represent a significant portion of the Company's revenue. International revenue represented approximately 52% and 74% of the Company's revenue in the second fiscal quarter of 1997 and 1996, respectively. International revenue represented approximately 55% and 70% in the six months ended January 31, 1997 and 1996, respectively.

The foregoing statements regarding new product information are forward-looking statements. Actual events or the actual future results of the Company may differ materially from any forward looking statements due to such risks and uncertainties. Introduction of new products and enhancements of existing products can have a significant impact on the Company's revenue. Any delays in the scheduled release of major new products and enhancements can have a material adverse impact on the Company's business, operating results and financial condition. The Company plans to introduce new versions of TranXit, IntelliSync and several new products at various times in fiscal 1997. Any delays in introduction of these products or failure of these products to achieve anticipated levels of market acceptance will have an adverse impact on the Company's business, operating results and financial condition.

COST OF REVENUE. Cost of revenue consists primarily of product media and duplication, manuals, packing supplies, shipping expenses and costs incurred under customer funded software development agreements and also includes hardware components for certain retail products. For the three months ended January
31, 1997 and 1996, cost of revenue as a percentage of revenue was approximately 8% and 7%, respectively. For the six months ended January 31, 1997, cost of revenue represented 10% of revenue compared to 8% for the same period of fiscal 1996. The Company's cost of revenue is affected by the mix between its distribution channels and by mix of its revenue sources including royalties, packaged product and customer funded engineering contracts. A majority of IntelliSync revenue is derived by direct sales to distributors and retailers as well as end-users. As sales to distributors and retailers increase, the Company anticipates that gross margins will decrease, as the average selling price through this channel is lower due to distributor discounts and the cost of revenue is higher due to product costs. Royalty revenue is derived largely from licensing TranXit to OEM customers and cost of sales attributable to TranXit royalties are generally insignificant.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, quality assurance personnel, fees to outside contractors and the cost of facilities and depreciation of capital equipment. Research and development expenses increased to $1,429,000 in the second fiscal quarter of 1997 from $676,000 in the comparable quarter of 1996. For the six months ended January 31, 1997 research and development expenses totaled $2,630,000 representing a 93% increase compared to $1,362,000 for the same six month period in fiscal 1996. The absolute year over year increase in research and development expenses was primarily due to increased personnel related costs and spending to develop the Company's IntelliSync product offerings and, to a lesser extent, increased personnel related costs and spending to develop enhanced versions of TranXit and to introduce other new products in the market. A significant portion of the Company's research and development expenses are comprised of fees paid to outside contractors which are engaged by the Company on a project-by-project basis. The Company anticipates that research and development expenses will increase in absolute dollars as the Company continues to invest in product development. However, such expenses may fluctuate from quarter to quarter both in absolute dollars as well as a percentage of revenue, depending upon the status of various development projects.

Research and development expenses have been expensed as incurred. Statement of Financial Accounting Standards No. 86 requires capitalization of certain software development costs once technological feasibility is established. The Company defines establishment of technological feasibility at the point which product reaches beta. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized, if material. To date, all of these software development costs have been insignificant and expensed as incurred.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, promotional expenses and other related expenses of sales and marketing personnel. Sales and marketing expenses increased to $880,000 in the second fiscal quarter of 1997 from $494,000 for the comparable quarter in the prior year. For the six months ended January 31, 1997, sales and marketing expenses increased to $1,758,000 from $759,000 for the same period in the prior fiscal year. Sales and marketing expenses increased in absolute dollars primarily due to the expansion of the Company's sales force, related travel and entertainment expenses and increased marketing activities in an effort to expand its customer base and channel presence. The Company intends to continue expanding its sales and marketing organization to promote new products and increase its presence in the distribution and retail channel. Accordingly, the Company anticipates that sales and marketing expenses will continue to increase in absolute dollars.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and other outside professional fees. General and administrative expenses increased to $505,000 in the second fiscal quarter of 1997 from $232,000 for the same period in the prior year and to $932,000 for the six months ended January 31, 1997 from $392,000 for the comparable fiscal 1996 period. The year over year increase in absolute general and administrative spending was primarily due to increased headcount to support the need for a growing infrastructure, and to a lesser extent, amortization of intangible assets related to the acquisition of IntelliLink. The Company anticipates that its general and administrative expenses will increase in absolute dollars in the future as the Company expands its administrative staff, management information systems and other items related to infrastructure.

INTEREST AND OTHER INCOME, NET. Interest and other income, net, represents interest earned by the Company on its cash and short-term investments, offset by interest expense on long-term debt and capitalized leases and miscellaneous fees and charges. Interest and other income, net, increased to $183,000 in the second fiscal quarter of 1997 from $31,000 for the same period in the prior year and increased to $194,000 for the six months ended January 31, 1997 from $56,000 for the comparable fiscal 1996 period. The increase in interest and other income in the three and six month periods ended January 31, 1997 was primarily due to increased interest income on a larger cash, cash equivalents and short-term investment base resulting from the Company's recent initial public offering.

PROVISION FOR INCOME TAXES. Provision for income taxes increased to $244,000 in the second fiscal quarter of 1997 from $137,000 for the same period in the prior year and increased to $367,000 for the six months ended January 31, 1997 from $225,000 for the comparable fiscal 1996 period. The provision for income taxes primarily represents foreign withholding taxes. The foreign withholding taxes are a function of royalties earned by the Company from certain foreign customers. The Company currently estimates its effective income tax rate for fiscal 1997 to be approximately 35%. The Company's tax rate for fiscal 1997 is significantly dependent on the amount and mix of income derived from sources subject to foreign withholding taxes. The Company's estimate of its fiscal 1997 income tax rate is based on current projections of the amount and mix of its pre-tax income. Any adverse movement in such projections could cause the income tax rate to increase.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The Company expects that its future operating results could fluctuate significantly as a result of numerous factors including, but not limited to, the demand for the Company's products, the Company's success in developing new products, the timing of new product introductions by the Company and its competitors, market acceptance of the Company's new and enhanced products, the emergence of new industry standards, the timing of customer orders, the mix of products sold, competition, the mix of distribution channels employed, the evolving and unpredictable nature of the markets for the Company's products and mobile computing devices generally, and general economic conditions.

The Company's revenue is difficult to forecast in part because the market for wireless IR connectivity and data synchronization software is rapidly evolving. In addition, the Company typically operates with a relatively small order backlog. As a result, quarterly sales and operating results depend in part on the volume and timing of orders received within the quarter, which are difficult to forecast. In addition, a significant portion of the Company's expense levels is fixed in advance based in large part on the Company's forecasts of future revenue. If revenue is below expectations in any given quarter, the adverse impact of the shortfall on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for the shortfall. Therefore, a shortfall in actual revenue as compared to estimated revenue would have an immediate adverse effect on the Company's business, financial condition and operating results that could be material.

The Company historically has derived a substantial portion of its revenue from OEMs. Due to the Company's planned expansion into retail and reseller distribution channels, an increasing percentage of the Company's licensing activity is expected to result from the sale of products through distributors and other resellers, which sales are harder to predict and may have lower margins than other channels. Sales through such channels may contribute to increased fluctuation of operating results. A significant portion of the Company's revenue in any quarter is typically derived from sales to a limited number of customers. The Company has generally recognized a substantial portion of its revenue in the last month of each quarter, when it typically receives royalty reports from its OEM customers. Any significant deferral of purchases of the Company's products by its customers could have a material adverse effect on the Company's business, operating results and financial condition in any particular quarter, and to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected.

The Company's gross margin on its service revenue is substantially lower than its gross margin on license revenue. Any increase in service revenue would have a corresponding increase in cost of revenue and may have an adverse effect on the Company's gross margins. In addition, certain of the Company's retail products contain hardware as well as software components. The Company's expense levels, therefore, may be higher than those of other software companies. The Company may also reduce prices or increase spending in response to competition or to pursue new market opportunities.

The Company has not experienced seasonality to date; however, the operating results of many software companies reflect seasonal fluctuations, and there can be no assurance that the Company will not experience such fluctuations in the future. For example, sales in Europe and certain other countries typically are adversely affected in the summer months when business activities are reduced.

Because of these factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance. As a result of the foregoing and other factors, the Company's operating results and stock price may be subject to significant volatility, particularly on a quarterly basis.

BUSINESS RISKS

LIMITED HISTORY OF OPERATIONS AND PROFITABILITY. Puma was organized in August 1993 and began shipping products in October 1994. Accordingly, the Company has a limited operating history upon which an evaluation of the Company can be based. The Company has only been profitable in four quarters since inception. The Company's results must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in a new and evolving market such as the mobile data exchange software market. Although the Company has experienced increased quarterly revenue over the last six fiscal quarters, such growth rates may not be sustainable and are not indicative of future operating results. There can be no assurance that any of the Company's business strategies will be successful or that the Company's revenue growth or profitability will continue on a quarterly or annual basis.

PRODUCT CONCENTRATION; RISKS ASSOCIATED WITH NEW AND EVOLVING MARKETS. The market for mobile data exchange software, including wireless IR connectivity and advanced data synchronization software, is new and evolving. To date, the Company has derived a substantial portion of its revenue from the licensing of its TranXit IR connectivity software. Although additional products are currently being sold and potential products are currently under development, the Company believes that the TranXit product family may continue to account for a substantial portion of the Company's revenue for the foreseeable future. The life cycle of TranXit is difficult to estimate because of, among other factors, the emerging nature of the MDE software market and the possibility of future competition. As a result, the Company's future operating results, particularly in the near term, are dependent upon the continued market acceptance of TranXit. There can be no assurance that TranXit will continue to meet with market acceptance or that the Company will be successful in developing, introducing or marketing new or enhanced products. A decline in the demand for TranXit, as a result of competition, technological change or other factors, and the failure to successfully develop, introduce or market new or enhanced products would have a material adverse effect on the Company's business, financial condition and results of operations.

The market for MDE software is still emerging, and there can be no assurance that it will continue to grow or that, even if the market does grow, TranXit will be adopted. Moreover, although demand for TranXit has grown in recent years with the Company's OEM customers, the Company has no accurate method of determining the extent that end-users utilize TranXit. The Company's success in generating significant revenue in these evolving markets will depend, among other things, on its ability to educate potential OEMs, retail partners and end users about the benefits of the Company's IR technology, to maintain and enhance its relationships with leading OEMs and to develop effective retail distribution channels. The inability of the Company to continue to penetrate the existing market for MDE products or the failure of current markets to grow or new markets to develop or be receptive to the Company's products would have a material adverse effect on the Company's business, operating results and financial condition. The emergence of markets for the Company's MDE products will also be affected by a variety of factors beyond the Company's control. In particular, the Company's products are designed to conform to certain standard IR and data communications specifications, many of which have not been adopted as industry standards. There can be no assurance that these specifications will be widely adopted or that competing specifications will not emerge which will be preferred by OEMs. The emergence of markets for the Company's products is also critically dependent upon continued expansion of the market for mobile computing devices and the timely introduction and successful marketing and sale of notebook and desktop personal computers ("PCs"), personal electronic organizers, smart phones and smart pagers. In addition, there can be no assurance that IR technology itself will be adopted as the standard or preferred technology for MDE or that manufacturers of personal computers will elect to bundle IR technology in their products. There can be no assurance that these or other factors beyond the Company's control will not adversely affect the development of markets for the Company's products.

DEPENDENCE ON OEMS. Revenue from OEMs was a substantial portion of the Company's revenue during fiscal 1995, fiscal 1996 and the first and second fiscal quarters in 1997. Weakening demand from any key OEM and the inability of the Company to replace revenue provided by such OEM could have a material adverse effect on the Company's business, operating results and financial condition. The Company maintains individually significant receivable balances from major OEMs. If these OEMs fail to meet their payment obligations, the Company's operating results could be materially adversely affected.

MANAGEMENT OF GROWTH. The Company is currently experiencing rapid growth and expansion, which has placed, and will continue to place, a significant strain on its administrative, operational and financial resources and increased demands on its systems and controls. This growth has resulted in a continuing increase in the level of responsibility for both existing and new management personnel. The Company anticipates that its continued growth will require it to recruit, hire, train and retain a substantial number of new engineering, managerial, sales and marketing personnel. The Company's ability to manage its growth successfully will also require the Company to continue to expand and improve its operational, management and financial systems and controls on a timely basis. For example, the Company is currently in the process of evaluating a new management information system. There can be no assurance that the Company will be able to purchase or successfully implement such a system on a timely basis. If the Company's management is unable to manage growth effectively, the Company's business, operating results and financial condition will be materially adversely affected.

UNCERTAINTIES ASSOCIATED WITH THE INTEGRATION OF INTELLILINK. In April 1996, the Company acquired IntelliLink. As a result of the acquisition the Company acquired two additional product families, as well as other technologies. In addition, more than 20 new employees joined the Company. IntelliLink had incurred a cumulative net loss through its acquisition by Puma on April 30, 1996 of approximately $2.5 million on cumulative revenue of approximately $4.2 million. In connection with the acquisition, the Company's personnel have dedicated and will continue to dedicate substantial resources in order to achieve the anticipated technological benefits and operating efficiencies from integrating the two companies. Difficulties encountered in integrating the two companies' technologies and operations could adversely affect the Company's business, operating results and financial condition. In addition, there can be no assurance that the Company will be able to develop products utilizing IntelliLink technology, that anticipated research and development costs will be sufficient to develop any such products or that any such products will achieve market acceptance and generate significant revenue. Accordingly, the increased operating expenses associated with IntelliLink's business could have a material adverse effect on the Company's business, operating results and financial condition.

RISKS ASSOCIATED WITH NEW PRODUCT DEVELOPMENT AND TIMELY INTRODUCTION OF NEW AND ENHANCED PRODUCTS. The markets for the Company's products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. The Company first introduced its TranXit products in October 1994. As its product families mature, the Company expects that their gross margins may decline. The Company's future success will depend to a substantial degree upon its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards. The Company budgets amounts to expend for research and development based on planned product introductions and enhancements; however, actual expenditures may significantly differ from budgeted expenditures. Inherent in the product development process are a number of risks. The development of new, technologically advanced software products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The introduction of new or enhanced products also requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. There can be no assurance that the Company will successfully develop, introduce or manage the transition to new products.
The Company has in the past, and may in the future, experience delays in the introduction of its products, due to factors internal and external to the Company. Any future delays in the introduction or shipment of new or enhanced products, the inability of such products to gain market acceptance or problems associated with new product transitions could adversely affect the Company's operating results, particularly on a quarterly basis.

DEPENDENCE ON STRATEGIC BUSINESS RELATIONSHIPS; RISKS ASSOCIATED WITH THIRD-PARTY SERVICES. The Company believes that its success is largely dependent on its strategic relationships with key participants in the PC and mobile computing device industries, including Compaq, IBM, Intel, Microsoft, NEC, Sharp, Texas Instruments, Toshiba and U.S. Robotics. These relationships generally enable the Company to receive prototypes from hardware manufacturers and software vendors prior to their market introduction. The Company is thereby in a stronger position to launch complementary product offerings shortly after the commercial release of these companies' new hardware and software products. The loss of any of these strategic relationships or any other significant partner could materially adversely affect the Company's product development efforts, its business, operating results and financial condition and its ability to realize its strategic objective to be the technological leader in its industry. In addition, the Company relies significantly on third-party services. In particular, third-party services translate the Company's products into 13 different native languages. The Company has generally been able to obtain translated, functional versions of its products in a timely manner. However, any significant delays by such third parties could delay new or existing shipments of products and have a material adverse effect on the Company's business, operating results and financial condition.

RISKS ASSOCIATED WITH DEVELOPMENT OF RETAIL DISTRIBUTION CHANNEL. The Company intends to distribute its products increasingly through distributors, major computer and software retailing organizations, consumer electronics stores, discount warehouse stores and other specialty retailers. The Company often sells on a purchase order basis, and there are often no minimum purchase obligations on behalf of any principal distributor or retailer. Distribution and retailing companies in the computer industry have from time to time experienced significant fluctuations in their businesses, and there have been a number of business failures among these entities. The insolvency or business failure of any significant distributor or retailer of the Company's products could have a material adverse effect on the Company's business, operating results and financial condition. Further, certain mass market retailers have established exclusive relationships under which such retailers will buy customer software only from one or two intermediaries. In such instances, the price or other terms on which the Company sells to such retailers may be materially adversely affected by the terms imposed by such intermediaries, or the Company may be unable to sell to such retailers on the terms which the Company deems acceptable.

Retailers of the Company's products typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer software producers for adequate levels of shelf space and promotional support from retailers. The Company expects that, as the number of consumer multimedia and software products and computer platforms increases, this competition for shelf space will intensify. Due to increased competition for limited shelf space, retailers and distributors are increasingly in a better position to negotiate favorable terms of sale, including price discounts, price protection and product return policies. Retailers often require software publishers to pay fees or provide other accommodations in exchange for shelf space. The Company's products constitute a relatively small percentage of each retailer's sales volume, and there can be no assurance that retailers will continue to purchase the Company's products or provide the Company's products with adequate shelf space and promotional support.

COMPETITION. The Company expects the market for MDE software, including data synchronization and IR connectivity software, to the extent it develops, to become intensely competitive. The Company currently faces direct competition with respect to a number of its individual products from several private companies, including DataViz and Traveling Software. In addition to direct competition, the Company faces indirect competition from existing and potential customers that provide internally developed solutions. As a result, the Company must educate prospective customers as to the advantage of the Company's products versus internally developed solutions. The Company currently faces limited direct competition from major applications and operating systems software vendors who may choose to incorporate data synchronization and IR connectivity functionality into their software, thereby potentially reducing the need for OEMs to include the Company's products in their notebook and desktop PCs. For example, Microsoft's inclusion of certain features permitting data synchronization and IR connectivity between computers utilizing the Windows 95 operating system may have the effect of reducing revenue from the Company's software if users of Windows 95 perceive that their data synchronization and IR connectivity needs are adequately met by Microsoft. Certain of the companies with which the Company competes or may in the future compete, including internal software development groups of its current and potential customers, have substantially greater financial, marketing, sales and support resources and may have more "brand-name" recognition than the Company. There can be no assurance that the Company will be able either to develop software comparable or superior to software offered by its current or future competitors or to adapt to new technologies, evolving industry standards and changes in customer requirements. In addition, the PC and mobile computing device markets experience intense price competition, and the Company expects that, in order to remain competitive, it may have to decrease its unit royalties on certain products.

DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant degree upon the continuing contributions of its engineering, management, sales and marketing personnel. The Company has few employment contracts with its key personnel and does not maintain any key person life insurance policies. The loss of key management or technical personnel could adversely affect the Company. The Company believes that its future success will depend in large part upon its ability to attract and retain highly-skilled engineering, management, sales and marketing personnel. In particular, the Company is currently attempting to recruit new engineering personnel; however, there can be no assurance that the Company will be successful at hiring or retaining these personnel. Failure to recruit, hire, train and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

PROPRIETARY RIGHTS, RISKS OF INFRINGEMENT AND SOURCE CODE RELEASE. The Company relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and name recognition are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has one issued United States patent that expires in 2012 and has seven patent applications pending. In addition, the Company has corresponding international patent applications pending under the Patent Cooperation Treaty in countries to be designated at a later date. There can be no assurance that the Company's patent will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. The Company distributes its software products in the United States, Japan, Taiwan and member countries of the European Union. The laws of some foreign countries in which the Company does business, in particular Taiwan, do not ensure that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. There can be no assurance that the Company will not distribute its software products in the future to countries where the enforcement of proprietary rights may be equally or more uncertain. The Company has also entered into source code escrow agreements with a limited number of its customers requiring release of source code in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. The Company also provides its source code to foreign language translation service providers and consultants to the Company in limited circumstances. The provision of source code may increase the likelihood of misappropriation by third parties.

The Company is not aware that it is infringing any proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company of their intellectual property rights.
The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources or cause product shipment delays. In addition, such claims could require the Company to discontinue the use of certain software codes or processes, to cease the manufacture, use and sale of infringing products, to incur significant litigation costs and expenses and to develop non-infringing technology or to obtain licenses to the alleged infringing technology. There can be no assurance that the Company would be able to develop alternative technologies or to obtain such licenses or, if a license were obtainable, that the terms would be commercially acceptable to the Company. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition would be materially adversely affected.


DEPENDENCE ON LICENSED TECHNOLOGY. The Company licenses technology on a non-exclusive basis from several companies for use with its products and anticipates that it will continue to do so in the future. The inability of the Company to continue to license this technology or to license other necessary technology for use with its products or substantial increases in royalty payments under third-party licenses could have a material adverse effect on its business, operating results and financial condition. In addition, the effective implementation of the Company's products depends upon the successful operation of these licenses in conjunction with the Company's products, and therefore any undetected errors in products resulting from such licenses may prevent the implementation or impair the functionality of the Company's products, delay new product introductions and injure the Company's reputation. Such problems could have a material adverse effect on the Company's business, operating results and financial condition.

PRODUCT ERRORS; PRODUCT LIABILITY. Software products as complex as those offered by the Company typically contain undetected errors or failures when first introduced or as new versions are released. Testing of the Company's products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which the Company's customers may deploy these products. Accordingly, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found after commencement of commercial shipments, resulting in loss of or delay in market acceptance, any of which could have a material adverse effect upon the Company's business, operating results and financial condition. Further, the Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. Although the Company has not experienced any product liability claims, the sale and support of products by the Company entails the risk of such claims. The Company does not currently maintain product liability insurance. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. International revenue accounted for a significant portion of the Company's revenue in fiscal 1995, fiscal 1996 and the first half of fiscal 1997. The Company expects that international revenue will continue to account for a significant portion of its future revenue. Revenue from the Company's international operations is subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the summer months of each year when many customers and users reduce their business activities. These seasonal factors may have a material adverse effect on the Company's business, operating results and financial condition. Although the Company's revenue is currently denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Furthermore, future international activity may result in foreign currency denominated sales, particularly if international revenue from distributors increases. Consequently, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's operating results. Royalty income by the Company from customers in certain countries, such as Japan and Taiwan, is subject to withholding income taxes. The amount and mix of the Company's income derived from such customers will impact the Company's provision for income taxes. Differences in the amount and mix of the Company's income actually derived from customers subject to foreign withholding taxes as compared to the amounts forecasted by the Company may adversely impact the Company's income tax rate.

POTENTIAL VOLATILITY OF STOCK PRICE. The trading price of the Common Stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, conditions and trends in the software and other technology industries, adoption of new accounting standards affecting the software industry, changes in financial estimates by securities analysts, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These broad market fluctuations may materially adversely affect the market price of the Company's Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

Up until the Company's initial public offering in December 1996, the Company has financed its operations and met its capital expenditure requirements primarily from proceeds from the private sale of preferred stock and common stock. Through October 31, 1996, the Company had raised approximately $6.8 million from the sale of Preferred and Common Stock. In December 1996, the Company generated net proceeds of approximately $21,300,000 from its initial public offering of common stock.

The Company's operating activities provided cash of $205,000 during the six month period ended January 31, 1997 and used cash of $837,000 during the six month period ended January 31, 1996. The increased cash provided in the six month period in fiscal 1997 was attributable to increased net profit partially offset by increases in accounts receivable, inventory, other assets and decreases in deferred revenue.

Cash used in investing activities was $15,968,000 and $165,000 in the six month periods ended January 31, 1997 and 1996, respectively. Cash used in investing activities in first six months of fiscal 1997 of $15,968,000 was primarily related to purchases of short-term investments, and to a lesser extent, purchases of property and equipment. Financing activities provided $23,748,000 in the six month period ended January 31, 1997 due primarily to the issuance of common stock and, to a much lesser extent, issuance of preferred stock and proceeds from conversion of warrants and exercises of stock options.

At January 31, 1997 the Company's principal source of liquidity represented by cash, cash equivalents and short-term investments totaled $24,716,000. The Company currently has no significant capital commitments other than commitments under capital leases. The Company currently has no bank financing arrangements. The Company believes that its current cash, cash equivalents and short-term investment balances and cash generated from operations, if any, will be sufficient to meet its working capital and other cash requirements for at least the next twelve months.

                             PART II. OTHER INFORMATION


ITEM 6. EXHIBITS

(a)  Exhibits

     11.1  Computation of net income per share is on page 23.


ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

EXHIBIT 11.1

                               PUMA TECHNOLOGY, INC.

                    COMPUTATION OF NET INCOME PER SHARE (1)
                     (in thousands, except per share data)
                                      (Unaudited)

-----------------------------------------------------------------------------------------------
                                                             THREE MONTHS         SIX MONTHS
                                                                ENDED                ENDED
                                                             JANUARY 31,         JANUARY 31,
                                                            1997      1996      1997      1996
-----------------------------------------------------------------------------------------------
NET INCOME                                                 $  454    $  129    $  681    $    2
                                                           ------    ------    ------    ------
                                                           ------    ------    ------    ------
PRIMARY:

Weighted average common shares outstanding                  5,103     2,863     4,635     2,822
Common stock equivalents:

    Preferred stock using the as if converted method        4,089     4,089     4,089     4,089
    Stock options using the treasury stock method             526       357       263       306
Shares related to Staff Accounting Bulletin No. 83:
    Shares of common stock                                  1,408     1,408     1,408     1,408
    Stock options                                             181       463       322       463
    Preferred stock using the as if converted method          174       286        87       286
    Convertible debenture using the as if converted method    341       341       133       341
    Warrants                                                   21        54        38        54
                                                           ------    ------    ------    ------

Shares used in computing primary net income per share      11,843     9,861    10,975     9,769

                                                           ------    ------    ------    ------
PRIMARY NET INCOME PER SHARE                              $  0.04   $  0.01   $  0.06    $    -
                                                           ------    ------    ------    ------
                                                           ------    ------    ------    ------
-----------------------------------------------------------------------------------------------

(1) For an explanation of the number of shares used to compute net income per share, see notes to condensed consolidated financial statements.

                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Puma Technology, Inc.




Date:  March 10, 1997                     By:  /S/ M. BRUCE NAKAO
                                             -------------------------------
                                               M. Bruce Nakao
                                               Sr. Vice President and
                                               Chief Financial Officer

                              PUMA TECHNOLOGY, INC.

                              SUMMARY OF TRADEMARKS


The following trademarks of Puma Technology, Inc., which may be registered in certain jurisdictions, are referenced in this Form 10-Q:

IntelliLink
IntelliSync
Mobil Data Exchange
Puma Technology
TranXit

All other brand or product names are trademarks or registered trademarks of their respective holders.