Form 10-Q
period 1997-04-30
PUMA TECHNOLOGY INC
filed 1997-06-11
CIK 1020716

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ________________

                                   FORM 10-Q

          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997


          / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


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

Yes  /X/          No     / /

   The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of April 30, 1997 was 11,997,428.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                    THIS REPORT CONSISTS OF 26 PAGES.

                          PUMA TECHNOLOGY, INC.

                                FORM 10-Q

              FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997

                            TABLE OF CONTENTS


                       PART I.  FINANCIAL INFORMATION                       PAGE
                                                                            ----

  Item 1.     Condensed Consolidated Financial Statements                     4

  Item 2.     Management's Discussion and Analysis of Financial Condition     9
              and Results of Operations


                      PART II.  OTHER INFORMATION

  Item 6.     Exhibits                                                       23

  Signature                                                                  25

  Summary of Trademarks                                                      26

PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included under this item are as follows:

FINANCIAL STATEMENT DESCRIPTION                                             PAGE
--------------------------------------------------------------------------------


-     Condensed Consolidated Balance Sheet                                    4
      April 30, 1997 and July 31, 1996

-     Condensed Consolidated Statement of Operations                          5
      Three and Nine Months Ended April 30, 1997 and 1996

-     Condensed Consolidated Statement of Cash Flows                          6
      Nine Months Ended April 30, 1997 and 1996

-     Notes to Condensed Consolidated Financial Statements                    7

                            PUMA TECHNOLOGY, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEET
                    (in thousands, except for par value)
                                (Unaudited)

--------------------------------------------------------------------------------
                                                        APRIL 30,       JULY 31,
                                                          1997            1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                              $  5,537        $  982
  Short-term investments                                   18,514             -
  Accounts receivable, net                                  3,066         1,837
  Inventories                                                 179           165
  Other current assets                                        382           114
-------------------------------------------------------------------------------

           Total current assets                            27,678         3,098
-------------------------------------------------------------------------------
Property and equipment, net                                 1,069           449
Other assets                                                  453           457
-------------------------------------------------------------------------------
                TOTAL ASSETS                            $  29,200      $  4,004
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $  764        $  682
  Accrued liabilities                                         952           645
  Deferred revenue                                            727         1,042
  Current portion of capital lease obligations                 11            21
-------------------------------------------------------------------------------

           Total current liabilities                        2,454         2,390
-------------------------------------------------------------------------------
Capital lease obligations, net of current portion              13            28
Convertible debenture                                           -           933
-------------------------------------------------------------------------------

           Total liabilities                                2,467         3,351
-------------------------------------------------------------------------------
Stockholders' equity:
  Stock subscription                                            -         1,582
  Convertible preferred stock, $0.001 par value; none and
    2,620 shares issued and outstanding at April 30, 1997
    and July 31, 1996, respectively                             -             3
  Common stock, $0.001 par value; 11,997 and 4,297 shares
    issued and outstanding at April 30, 1997 and July 31,
    1996, respectively                                         12             4
  Additional paid-in capital                               31,499         6,686
  Receivable from stockholders                               (499)       (2,013)
  Deferred stock compensation                                 (87)         (108)
  Accumulated deficit                                      (4,192)       (5,501)
-------------------------------------------------------------------------------

           Total stockholders' equity                      26,733           653
-------------------------------------------------------------------------------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 29,200      $  4,004
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             PUMA TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                 (Unaudited)

----------------------------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                        APRIL 30,                  APRIL 30,
                                                     1997       1996           1997       1996
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
REVENUE                                            $  4,325     $  2,101      $  11,151   $  5,005
Cost of revenue                                         534          142          1,186        362
----------------------------------------------------------------------------------------------------

GROSS PROFIT                                          3,791        1,959          9,965      4,643
----------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
    Research and development                          1,610          750          4,240      2,112
    Sales and marketing                               1,046          652          2,804      1,411
    General and administrative                          460          236          1,392        628
    In-process research and development                   -        2,680              -      2,680
----------------------------------------------------------------------------------------------------

            Total operating expenses                  3,116        4,318          8,436      6,831
----------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                 675       (2,359)         1,529     (2,188)
    Interest and other income, net                      292           18            486         74
----------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                       967       (2,341)         2,015     (2,114)
    Provision for income taxes                         (339)        (151)          (706)      (376)
----------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                  $    628     $ (2,492)     $   1,309   $ (2,490)
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER SHARE                        $   0.05     $  (0.26)     $    0.11   $  (0.26)


SHARES USED IN PER SHARE CALCULATION                 12,752        9,488         11,579      9,463

----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            PUMA TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in thousands)
                                 (Unaudited)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                             NINE MONTHS ENDED
                                                                  APRIL 30,
                                                             1997           1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $  1,309     $  (2,490)
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                             427           111
    In-process research and development                         -         2,680
    Customer deposits and other                                22           (42)
    Changes in operating assets and liabilities            (1,437)         (303)

--------------------------------------------------------------------------------
        Net cash provided by (used in) operating activities   321           (44)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                       (849)          (283)
  Maturities (purchases) of short-term investments       (18,514)           500
  Cash used in acquisition of IntelliLink Corp., net           -            (51)

--------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities (19,363)           166
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under capital lease obligations          (25)          (16)
  Proceeds from conversion of warrants                        405             -
  Principal repayments on notes payable                         -          (119)
  Net proceeds upon exercise of stock options                 538            52
  Note (advances) by stockholders, net                        (68)         (242)
  Net proceeds of convertible preferred stock               1,582             -
  Net proceeds from newly issued common stock              21,165            71

--------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities   23,597          (254)
--------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents        4,555          (132)
Cash and cash equivalents at the beginning of the period      982         2,000

--------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period       $  5,537      $  1,868
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            PUMA TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements for the three and nine months ended April 30, 1997 and 1996 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's registration statement on Form S-1 as amended on December 4, 1996. The results of operations for the interim period ended April 30, 1997 are not necessarily indicative of results to be expected for the full year.

NOTE 2.  REVENUE RECOGNITION

For all periods presented, the Company has recognized revenue in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 91-1 entitled "Software Revenue Recognition." License revenue is recognized upon shipment of software if no significant obligation remains and collection of the resulting receivable is deemed probable. Revenue from OEMs under minimum guaranteed royalty arrangements, which are not subject to significant future obligations, is recognized when such royalties are earned and become payable. Royalty revenue that is subject to significant future obligations is recognized when such obligations are fulfilled. Royalty revenue that exceeds minimum guarantees is recognized in the period earned. Payments received for maintenance contract services are recognized pro-ratably over the term of the subscription service. Payments from customers received before revenue recognition criteria have been met are recorded as deferred revenue. The Company cannot predict when such revenue will be recognized or the extent to which new agreements, which may provide for additional contract advances or minimum royalty payments, will be executed. The Company also provides a limited amount of telephone technical support to its customers. These activities are generally considered insignificant post-contract customer support obligations and related costs are accrued upon recognition of the license revenue.

NOTE 3.  NET INCOME PER SHARE

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

NOTE 4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 1997, the FASB issued Statement No. 128 (SFAS No. 128), "Earnings per Share" which will be effective for the Company's fiscal year ending July 31, 1998. SFAS No. 128 requires a change in the method currently used to compute earnings per share and that all prior periods be restated. Under the new requirements, primary and fully diluted earnings per share calculations would be replaced by basic and diluted earnings per share calculations.
SFAS No. 128 is not expected to have a material impact on the Company's earnings per share for the three and nine months periods ended April 30, 1997 and 1996.

NOTE 5. PURCHASE OF REAL WORLD SOLUTIONS, INC.

On June 2 1997, the Company signed a letter of intent to acquire Real World Solutions, Inc. Headquartered in Campbell, California, Real World Solutions provides client/server software solutions which enable wireless and Internet access to corporate information from handheld and notebook computers. Under the terms of the letter of intent, Puma would acquire all assets and assume all liabilities of Real World Solutions. Consummation of the acquisition is contingent upon satisfaction of certain terms and conditions stipulated in the letter of intent. Total cash payments and consideration associated with the acquisition are estimated to be approximately $700,000. The acquisition, if completed, will be accounted for under the purchase method and the Company anticipates a one-time charge to be incurred in its fourth fiscal quarter for purchased research and development associated with Real World Solution's products which have not yet reached technological feasibility.

                             PUMA TECHNOLOGY, INC.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO AND IN CONJUNCTION WITH MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 AS AMENDED ON DECEMBER 4, 1996. THIS QUARTERLY REPORT ON FORM 10-Q, AND IN PARTICULAR MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE PERFORMANCE OF THE COMPANY THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES INCLUDING THOSE DISCUSSED IN "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" AND "BUSINESS RISKS" BELOW. IN THIS REPORT, THE WORDS "ANTICIPATE(S)," "BELIEVE(S)", "EXPECT(S)", "INTEND(S)", "FUTURE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY MAY DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS DUE TO SUCH RISKS AND UNCERTAINTIES. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS OR CHANGES IN FACTORS OR ASSUMPTIONS AFFECTING SUCH FORWARD-LOOKING ASSUMPTIONS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS, WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

RESULTS OF OPERATIONS

OVERVIEW

Puma Technology, Inc. ("Puma" or "the Company") develops, markets and supports Mobile Data Exchange-TM- (MDE) software, including wireless infrared connectivity and advanced data synchronization software. The Company currently has two families of products - its TranXit-Registered Trademark-family of products that supports infrared connectivity and its IntelliSync-TM- family of products that performs advanced data synchronization.

TranXit software is licensed primarily to original equipment manufacturer
(OEM) customers, which are primarily makers of laptop computers. These OEM customers license the Company's software for inclusion in their laptop computers to enable infrared connectivity (IR) from the laptop back to desktop computers. These OEM customers include the Company's software into their products at the time of manufacture and for each device shipped, the Company collects a royalty. Royalties are typically paid to the Company once a quarter based on volume, although certain contracts contain fixed royalties regardless of volume, for a given time period.

IntelliSync software is used for advanced data synchronization of data base information that resides on a computer such as a desktop machine and increasingly popular handheld devices such as electronic organizers, handheld computers, smart phones and smart pagers. The Company's software actually runs on the desktop computer and keeps information in the desktop and the handheld device synchronized. IntelliSync software is currently distributed directly to the end user and through the Company's retail distribution channel. As this product evolves, the Company may use other means of distribution such as direct bundling arrangements with the handheld device manufacturers.

The following table sets forth certain consolidated statement of income data as a percentage of revenue for the periods indicated:

----------------------------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                        APRIL 30,                  APRIL 30,
                                                     1997       1996           1997       1996
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
REVENUE                                             100.0 %     100.0 %       100.0 %     100.0 %
----------------------------------------------------------------------------------------------------
Cost of Revenue                                      12.3         6.8          10.6         7.2
----------------------------------------------------------------------------------------------------

GROSS PROFIT                                         87.7        93.2          89.4        92.8
----------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
    Research and development                         37.2        35.7          38.0        42.2
    Sales and marketing                              24.2        31.0          25.1        28.2
    General and administrative                       10.6        11.2          12.5        12.5
    In-process research and development                 -       127.6             -        53.5
----------------------------------------------------------------------------------------------------

            Total operating expenses                 72.0       205.5          75.7       136.5
----------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                              15.6      (112.3)         13.7       (43.7)
    Interest and other income, net                    6.8         0.9           4.4         1.5
----------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                    22.4      (111.4)         18.1       (42.2)
    Provision for income taxes                       (7.8)       (7.2)         (6.3)       (7.5)
----------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                    14.5 %    (118.6)%        11.7 %     (49.8)%
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

REVENUE. The Company's revenue is derived primarily from license revenue and service revenue. License revenue is derived from the sale of software products and royalty agreements with OEMs. Service revenue is derived from customer funded engineering services and amortization of maintenance contract programs. Service revenue represented 20% and 10% of revenue for the three and nine months ended April 30, 1997, respectively. For all previous periods presented, service revenue was less than 10% of revenue. The Company believes this percentage may fluctuate in the future. The Company's revenue for the three months ended April 30, 1997 increased to $4,325,000 from $2,101,000 for the same period in fiscal 1996. For the nine months ended April 30, 1997, revenue increased to $11,151,000 as compared to $5,005,000 for the nine months ended April 30, 1996. The overall increases in revenue were primarily due to increased engineering fee revenue for projects done on behalf of OEM customers, and to a lesser extent, royalties resulting from increased unit shipments of the Company's TranXit products. In addition, revenue increased due to increased shipments of IntelliSync for Pilot, and to a lesser extent, increased shipments of both IntelliSync for HP200LX and IntelliSync for Windows CE. Revenue during the nine months ended 1996 did not include any revenues from IntelliSync products which were introduced in the fourth fiscal quarter of 1996 or IntelliLink products as the IntelliLink acquisition was not completed until April 30, 1996.

OEM revenue continues to represent a significant portion of the Company's revenue. OEM revenue represented 74% and 97% of the Company's revenue in the three months ended April 30, 1997 and 1996, respectively. OEM revenue represented 73% and 95% of the Company's revenue in the nine months ended April 30, 1997 and 1996, respectively. Toshiba accounted for approximately 22% of revenue in the three and nine months ended April 30, 1997. Toshiba represented 27% and 18% of revenue in the three and nine months ended April 30, 1996, respectively. Although several OEMs are subject to certain contractual minimum purchase obligations, there can be no assurance that any particular OEM will satisfy the obligation. In addition, the Company believes that the percentage of revenue derived from OEMs may fluctuate in future periods depending in part upon the distribution channels used by the Company for future products currently under development.

International revenue continues to represent a significant portion of the Company's revenue. International revenue represented approximately 60% and 73% of the Company's revenue in the third fiscal quarter of 1997 and 1996, respectively. International revenue represented approximately 57% and 71% of the Company's revenue in the nine months ended April 30, 1997 and 1996, respectively. The Company expects that international revenue will continue to represent a significant portion of the Company's revenue for the foreseeable future.

The foregoing statements regarding new product information are forward-looking statements. Actual events or the actual future results of the Company may differ materially from any forward looking statements due to such risks and uncertainties. Introduction of new products and enhancements of existing products can have a significant impact on the Company's revenue. Any delays in the scheduled release of major new products and enhancements can have a material adverse impact on the Company's business, operating results and financial condition. The Company plans to introduce new versions of TranXit, IntelliSync and several new products in the fourth fiscal quarter in 1997 and at various times in fiscal 1998. Any delays in introduction of these products or failure of these products to achieve anticipated levels of market acceptance will have an adverse impact on the Company's business, operating results and financial condition.

COST OF REVENUE. Cost of revenue consists primarily of product media and duplication, manuals, packing supplies, shipping expenses and costs incurred under customer funded software development agreements and also includes hardware components for certain retail products. For the three months ended April 30, 1997 and 1996, cost of revenue as a percentage of revenue was approximately 12% and 7%, respectively. For the nine months ended April 30, 1997, cost of revenue represented 11% of revenue compared to 7% for the same period of fiscal 1996. The increase in cost of revenue as a percentage of revenue is primarily due to increased OEM costs due to increased third party royalties for localized Japanese versions of current products and increased costs associated with increased customer funded engineering fee revenue. These cost increases were partially offset by decreased costs of retail product as a result of orders fulfilled via the Web which began in March 1997. A high percent of Web orders do not require shipment of media or manuals thereby substantially reducing the fulfillment costs of such orders.

The foregoing statements regarding cost of revenue are forward-looking statements. Actual results could differ materially depending on changes in sources of demands for the Company's products. The Company's cost of revenue is affected by the mix between its distribution channels and by mix of its revenue sources between royalties, packaged product, customer funded engineering contracts and sales and fulfillment via Web. A majority of IntelliSync revenue is derived by direct sales to distributors and retailers as well as end-users. As sales to distributors and retailers increase in proportion to the Company's total revenue, the Company anticipates that gross profit as a percentage of total revenue will decrease, as the average selling price through this channel is lower due to distributor discounts and the cost of revenue is higher due to product costs. Royalty revenue is derived largely from licensing TranXit to OEM customers and cost of sales attributable to TranXit royalties have not been insignificant.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, quality assurance personnel, fees to outside contractors and the cost of facilities and depreciation of capital equipment. Research and development expenses increased to $1,610,000 in the third fiscal quarter of 1997 from $750,000 in the comparable quarter of 1996. For the nine months ended April 30, 1997 research and development expenses totaled $4,240,000 representing a 101% increase compared to $2,112,000 for the same nine month period in fiscal 1996. The absolute year over year increase in research and development expenses was primarily due to increased personnel related costs and spending to develop the Company's IntelliSync product offerings and, to a lesser extent, increased personnel related costs and spending to develop enhanced versions of TranXit and to introduce other new products in the market. A significant portion of the Company's research and development expenses are comprised of fees paid to outside contractors which are engaged by the Company on a project-by-project basis. The Company anticipates that research and development expenses will increase in absolute dollars as the Company continues to invest in product development. However, such expenses may fluctuate from quarter to quarter both in absolute dollars as well as a percentage of revenue, depending upon the status of various development projects.

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

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, promotional expenses and other related expenses of sales and marketing personnel. Sales and marketing expenses increased to $1,046,000 in the third fiscal quarter of 1997 from $652,000 for the comparable quarter in the prior year. For the nine months ended April 30, 1997, sales and marketing expenses increased to $2,804,000 from $1,411,000 for the same period in the prior fiscal year. Sales and marketing expenses increased in absolute dollars primarily due to the expansion of the Company's sales force, related travel and entertainment expenses and increased marketing activities in an effort to expand its customer base and channel presence. The Company intends to continue expanding its sales and marketing organization to promote new products and increase its presence in the distribution and retail channel. Accordingly, the Company anticipates that sales and marketing expenses will continue to increase in absolute dollars.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and other outside professional fees. General and administrative expenses increased to $460,000 in the third fiscal quarter of 1997 from $236,000 for the same period in the prior year and to $1,392,000 for the nine months ended April 30, 1997 from $628,000 for the comparable fiscal 1996 period. The year over year increase in absolute general and administrative spending was primarily due to increased headcount to support the need for a growing infrastructure, and to a lesser extent, amortization of intangible assets related to the acquisition of IntelliLink. The Company anticipates that its general and administrative expenses will increase in absolute dollars in the future as the Company expands its administrative staff, management information systems and other items related to infrastructure.

INTEREST AND OTHER INCOME, NET. Interest and other income, net, represents interest earned by the Company on its cash and short-term investments, offset by interest expense on long-term debt and capitalized leases and miscellaneous fees and charges. Interest and other income, net, increased to $292,000 in the third fiscal quarter of 1997 from $18,000 for the same period in the prior year and increased to $486,000 for the nine months ended April 30, 1997 from $74,000 for the comparable fiscal 1996 period. The increase in interest and other income in the three and nine month periods ended April 30, 1997 was primarily due to increased interest income on increased cash, cash equivalents and short-term investment base.

PROVISION FOR INCOME TAXES. Provision for income taxes increased to $339,000 in the third fiscal quarter of 1997 from $151,000 for the same period in the prior year and increased to $706,000 for the nine months ended April 30, 1997 from $376,000 for the comparable fiscal 1996 period. The provision for income taxes primarily represents foreign withholding taxes. The foreign withholding taxes are a function of royalties earned by the Company from certain foreign customers. The Company currently estimates its effective income tax rate for fiscal 1997 to be approximately 35%. The Company's tax rate for fiscal 1997 is significantly dependent on the amount and mix of income derived from sources subject to foreign withholding taxes. The Company's estimate of its fiscal 1997 income tax rate is based on current projections of the amount and mix of its pre-tax income. Any adverse movement in such projections could cause the effective income tax rate to increase.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The Company expects that its future operating results could fluctuate significantly as a result of numerous factors including, but not limited to, the demand for the Company's products, the Company's success in developing new products, the timing of new product introductions by the Company and its competitors, market acceptance of the Company's new and enhanced products, the emergence of new industry standards, the timing of customer orders, the mix of products sold, competition, the mix of distribution channels employed, the evolving and unpredictable nature of the markets for the Company's products and mobile computing devices generally, the rate of growth of the personal computer market in general and general economic conditions.

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

The Company recently expanded its sales channel by fulfilling orders via the Web. Given its limited history, there can be no assurance of continued acceptance or demand for orders placed via the Web. Additionally, there can be no assurance that Web sales may not adversely affect sales in the Company's retail and reseller sales channels.

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

BUSINESS RISKS

LIMITED HISTORY OF OPERATIONS AND PROFITABILITY. Puma was organized in August 1993 and began shipping products in October 1994. Accordingly, the Company has a limited operating history upon which an evaluation of the Company can be based. The Company has only been profitable in five quarters since inception. The Company's results must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in a new and evolving market such as the mobile data exchange software market. Although the Company has experienced increased quarterly revenue over the last six fiscal quarters, such growth rates may not be sustainable and are not indicative of future operating results. There can be no assurance that any of the Company's business strategies will be successful or that the Company's revenue growth or profitability will continue on a quarterly or annual basis.

RISKS ASSOCIATED WITH NEW PRODUCT DEVELOPMENT AND TIMELY INTRODUCTION OF NEW AND ENHANCED PRODUCTS. The markets for the Company's products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. The Company first introduced its TranXit products in October 1994. As its product families mature, the Company expects that their gross margins may decline. The Company's future success will depend to a substantial degree upon its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards. The Company budgets amounts to expend for research and development based on planned product introductions and enhancements; however, actual expenditures may significantly differ from budgeted expenditures. Inherent in the product development process are a number of risks. The development of new, technologically advanced software products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The introduction of new or enhanced products also requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. The Company is continually required to recruit new engineering personnel to meet increased engineering and testing requirements associated with patent development and enhancement. There can be no assurance that the Company will successfully develop, introduce or manage the transition to new products. Nor can there be any assurance that the Company will be able to hire and retain sufficient engineering personnel to meet the requirements inherent in this transition. The Company has in the past, and may in the future, experience delays in the introduction of its products, due to factors internal and external to the Company. Any future delays in the introduction or shipment of new or enhanced products, the inability of such products to gain market acceptance or problems associated with new product transitions could adversely affect the Company's operating results, particularly on a quarterly basis.

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

DEPENDENCE ON OEMS. Revenue from OEMs was a substantial portion of the Company's revenue during fiscal 1995, fiscal 1996 and the first three fiscal quarters in 1997. Weakening demand from any key OEM and the inability of the Company to replace revenue provided by such OEM could have a material adverse effect on the Company's business, operating results and financial condition. The Company maintains individually significant receivable balances from major OEMs. If these OEMs fail to meet their payment obligations, the Company's operating results could be materially adversely affected.

MANAGEMENT OF GROWTH. The Company is currently experiencing rapid growth and expansion, which has placed, and will continue to place, a significant strain on its administrative, operational and financial resources and increased demands on its systems and controls. This growth has resulted in a continuing increase in the level of responsibility for both existing and new management personnel. The Company anticipates that its continued growth will require it to recruit, hire, train and retain a substantial number of new engineering, managerial, sales and marketing personnel. The Company's ability to manage its growth successfully will also require the Company to continue to expand and improve its operational, management and financial systems and controls on a timely basis. For example, the Company is currently in the process of evaluating and implementing a new management information system which will support the current and anticipated needs in the business. There can be no assurance that the Company will be able to purchase or successfully implement such a system on a timely basis. If the Company's management is unable to manage growth effectively, the Company's business, operating results and financial condition will be materially adversely affected.

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

COMPETITION. The Company expects the market for MDE software, including data synchronization and IR connectivity software, to the extent it develops, to become intensely competitive. The Company currently faces direct competition with respect to a number of its individual products from several private companies, including DataViz, Pilot Mirror and Traveling Software. In addition to direct competition, the Company faces indirect competition from existing and potential customers that provide internally developed solutions. As a result, the Company must educate prospective customers as to the advantage of the Company's products versus internally developed solutions. The Company currently faces limited direct competition from major applications and operating systems software vendors who may choose to incorporate data synchronization and IR connectivity functionality into their software, thereby potentially reducing the need for OEMs to include the Company's products in their notebook and desktop PCs. For example, Microsoft's inclusion of certain features permitting data synchronization and IR connectivity between computers utilizing the Windows 95 operating system may have the effect of reducing revenue from the Company's software if users of Windows 95 perceive that their data synchronization and IR connectivity needs are adequately met by Microsoft. Certain of the companies with which the Company competes or may in the future compete, including internal software development groups of its current and potential customers, have substantially greater financial, marketing, sales and support resources and may have more "brand-name" recognition than the Company. There can be no assurance that the Company will be able either to develop software comparable or superior to software offered by its current or future competitors or to adapt to new technologies, evolving industry standards and changes in customer requirements. In addition, the PC and mobile computing device markets experience intense price competition, and the Company expects that, in order to remain competitive, it may have to decrease its unit royalties on certain products.

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

PROPRIETARY RIGHTS, RISKS OF INFRINGEMENT AND SOURCE CODE RELEASE. The Company relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and name recognition are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has two issued United States patents that expire in 2012 and 2015 and has six patent applications pending. In addition, the Company has corresponding international patent applications pending under the Patent Cooperation Treaty in countries to be designated at a later date. There can be no assurance that the Company's patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. The Company distributes its software products in the United States, Japan, Taiwan and member countries of the European Union. The laws of some foreign countries in which the Company does business, in particular Taiwan, do not ensure that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. There can be no assurance that the Company will not distribute its software products in the future to countries where the enforcement of proprietary rights may be equally or more uncertain. The Company has also entered into source code escrow agreements with a limited number of its customers requiring release of source code in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. The Company also provides its source code to foreign language translation service providers and consultants to the Company in limited circumstances. The provision of source code may increase the likelihood of misappropriation by third parties.

The Company is not aware that it is infringing any proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company of their intellectual property rights. In particular, because patent applications are kept confidential by the Patent and Trademark Office, the Company has no means by which to monitor patent applications filed by its competitors, which could result in future infringement claims against the Company. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources or cause product shipment delays. In addition, such claims could require the Company to discontinue the use of certain software codes or processes, to cease the manufacture, use and sale of infringing products, to incur significant litigation costs and expenses and to develop non-infringing technology or to obtain licenses to the alleged infringing technology. There can be no assurance that the Company would be able to develop alternative technologies or to obtain such licenses or, if a license were obtainable, that the terms would be commercially acceptable to the Company.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. International revenue accounted for a significant portion of the Company's revenue in fiscal 1995, fiscal 1996 and the first nine months of fiscal 1997. The Company expects that international revenue will continue to account for a significant portion of its future revenue. Revenue from the Company's international operations is subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the summer months of each year when many customers and users reduce their business activities. These seasonal factors may have a material adverse effect on the Company's business, operating results and financial condition. Although the Company's revenue is currently denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Furthermore, future international activity may result in foreign currency denominated sales, particularly if international revenue from distributors increases.

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

UNCERTAINTIES ASSOCIATED WITH THE INTEGRATION OF INTELLILINK. In April 1996, the Company acquired IntelliLink Corporation. As a result of the acquisition the Company acquired two additional product families, as well as other technologies. In addition, more than 20 new employees joined the Company. IntelliLink had incurred a cumulative net loss through its acquisition by Puma on April 30, 1996 of approximately $2.5 million on cumulative revenue of approximately $4.2 million. In connection with the acquisition, the Company's personnel have dedicated and will continue to dedicate substantial resources in order to achieve the anticipated technological benefits and operating efficiencies from integrating the two companies. Difficulties encountered in integrating the two companies' technologies and operations could adversely affect the Company's business, operating results and financial condition. Accordingly, the increased operating expenses associated with IntelliLink's business could have a material adverse effect on the Company's business, operating results and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Up until the Company's initial public offering in December 1996, the Company financed its operations and met its capital expenditure requirements primarily from proceeds from the private sale of Preferred Stock and Common Stock. Through October 31, 1996, the Company had raised approximately $6.8 million from the sale of Preferred and Common Stock. In December 1996, the Company generated net proceeds of approximately $21.2 million from its initial public offering of common stock.

The Company's operating activities provided cash of $321,000 during the nine months ended April 30, 1997. The increased cash provided from operating activities was primarily attributable to increased net income partially offset by increases in accounts receivable, inventory, other assets and decreases in deferred revenue.

Cash used in investing activities was $19,363,000 in the nine months ended April 30, 1997. Cash used in investing activities primarily related to purchases of short-term investments, and to a lesser extent, purchases of property and equipment. The Company expects that purchases of property and equipment will increase in the next few fiscal quarters as it purchases computer and other equipment to enhance its infrastructure as well as expand both its Corporate and East coast facilities. Financing activities provided $23,597,000 in the nine months ended April 30, 1997 due primarily to the issuance of Common Stock and, to a much lesser extent, the issuance of preferred stock and proceeds from conversion of warrants and exercise of stock options.

At April 30, 1997 the Company's principal source of liquidity represented by cash, cash equivalents and short-term investments totaled $24,051,000. The Company currently has no significant capital commitments. The Company currently has no bank financing arrangements. The Company believes that its current cash, cash equivalents and short-term investment balances and cash generated from operations, if any, will be sufficient to meet its working capital and other cash requirements for at least the next twelve months.

                          PART II. OTHER INFORMATION


ITEM 6. EXHIBITS

(a)  Exhibits

     11.1  Computation of net income per share is on page 24.


ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

EXHIBIT 11.1

                                PUMA TECHNOLOGY, INC.

                        COMPUTATION OF NET INCOME PER SHARE (1)
                         (in thousands, except per share data)
                                      (Unaudited)

---------------------------------------------------------------------------------------------------------------
                                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                  APRIL 30,                  APRIL 30,
                                                               1997       1996           1997       1996
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
NET INCOME                                                   $  628       $  (2,492)       $1,309     $  (2,490)
                                                          ---------     -----------      --------   -----------
                                                          ---------     -----------      --------   -----------
PRIMARY:

Weighted average common shares outstanding                   11,990           2,847         5,086         2,822
Common stock equivalents:

  Preferred stock using the as if converted method                -           4,089         4,089         4,089
  Stock options using the treasury stock method                 695               -           418             -
Shares related to Staff Accounting Bulletin No. 83:
    Shares of common stock                                        -           1,408         1,408         1,408
    Stock options                                                 -             463           322           463
    Preferred stock using the as if converted method              -             286            87           286
    Convertible debenture using the as if converted method        -             341           133           341
    Warrants                                                     67              54            36            54
                                                          ---------     -----------      --------   -----------

Shares used in computing primary net income per share        12,752           9,488        11,579         9,463

                                                          ---------     -----------      --------   -----------
PRIMARY NET INCOME (LOSS) PER SHARE                         $  0.05        $  (0.26)      $  0.11      $  (0.26)
                                                          ---------     -----------      --------   -----------
                                                          ---------     -----------      --------   -----------

---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

(1) For an explanation of the number of shares used to compute net income per share, see notes to condensed consolidated financial statements.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Puma Technology, Inc.


     Date:  June 10, 1997              By:  /s/ M. Bruce Nakao
                                          --------------------

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