Form 10-K
period 1997-07-31
PUMA TECHNOLOGY INC
filed 1997-10-29
CIK 1020716

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

                 For the fiscal year ended July 31, 1997
                                    OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

           For the transition period from _______________to________________

                       Commission File Number 333-11445

                          PUMA TECHNOLOGY, INC.
          (Exact name of registrant as specified in its charter)

               DELAWARE                                   77-0349154
    (State or other jurisdiction of                    (I.R.S Employer
    incorporation or organization)                   Identification No.)

  2550 North First Street, Suite 500                        95131
         San Jose, California                             (ZIP Code)
(Address of principal executive offices)

                              (408) 321-7650
           (Registrant's telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, $.001 par value
                             (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ] No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 25, 1997, was approximately $62,652,000.

The number of the registrant's $0.001 par value Common Stock outstanding as of October 13, 1997, was 12,085,097 shares of Common Stock.

                   DOCUMENTS INCORPORATED BY REFERENCE:

Certain sections of the Proxy Statement for registrant's         PART III
1997 Annual Meeting of Stockholders to be held on
December 10, 1997 to be filed with the Commission
pursuant to Registration 14A no later than 120 days
after the end of the fiscal year covered by this Form.
Certain sections of the Annual Report to Stockholders for        PARTS II & IV
fiscal year ended July 31, 1997.

TABLE OF CONTENTS


PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
    ITEM 1.   BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . 3
    ITEM 2.   PROPERTIES  . . . . . . . . . . . . . . . . . . . . . .  19
    ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . .  19
    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . .  19
PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
    ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . .  21
    ITEM 6.   SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . .  21
    ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . .  21
    ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . .  21
    ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . .  22
PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  . .  22
    ITEM 11.  EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . .  22
    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT  . . . . . . . . . . . . . . . . . . . . . .  22
    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . .  22
PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . .  23
    EXHIBIT 11.1  . . . . . . . . . . . . . . . . . . . . . . . . . .  25
    SCHEDULE II . . . . . . . . . . . . . . . . . . . . . . . . . . .  28

PART I

ITEM 1.  BUSINESS

    EXCEPT FOR THE HISTORICAL STATEMENTS CONTAINED HEREIN, THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM THOSE INDICATED IN ANY FORWARD LOOKING STATEMENTS DUE TO THE RISKS AND UNCERTAINTIES SET FORTH UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", "CERTAIN BUSINESS RISKS" AND ELSEWHERE IN THIS FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES ON THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS.

OVERVIEW

    Puma develops, markets and supports Mobile Data Exchange-TM- ("MDE") software, which allows users to easily access, exchange and synchronize information stored on a variety of different computing devices such as desktop computers and mobile computing devices, including notebook and handheld computers, personal electronic organizers, smart phones and smart pagers. The Company's MDE software is designed to improve the productivity of business professionals who are increasingly relying on mobile computing devices to address their growing needs for accessible, up-to-date information, whether in or out of the office. Puma's IntelliSync-TM- product family allows "content-aware" data synchronization among a wide range of mobile computing devices. Puma's TranXit-Registered Trademark- product family ("TranXit") is a leading software solution specifically designed to utilize wireless infrared ("IR") connectivity technology for file exchange, synchronization and printing and, along with IntelliSync, offers solutions for convenient, reliable and cost-effective Mobile Data Exchange.

INDUSTRY BACKGROUND

    In recent years, significant advancements in miniaturization, visual displays, long-life batteries and portable communications have led to the introduction of many innovative new mobile computing devices. These highly portable devices allow users to work and communicate as they travel and have fueled the significant growth of mobile computing. According to International Data Corporation ("IDC"), portable computers represented 15.2% of total personal computer ("PC") shipments of 58.2 million units in 1995. IDC estimates that this percentage will grow to 19.6% of 117.2 million units in the year 2000. Other electronic consumer devices, such as personal electronic organizers and smart phones, are also being introduced to provide data storage and information management capabilities to the mobile business professional. The 3COM PalmPilot, Windows CE handheld PCs, Nokia 9000 Communicator, and the Sharp Mobile Organizer are examples of popular handheld mobile devices. Dataquest estimates that 1.3 million handheld computers, including organizers and other handheld devices, were shipped worldwide in 1995, and will grow to 5.3 million in the year 2000. IDC estimates that the PDA market (which includes smart pagers) will grow from 858,000 units sold last year to 1.8 million by the end of 1997, and out to 7.6 million in the year 2001.

    As more types of new mobile computing devices become available to business professionals, users are faced with the difficulty of exchanging information among these various devices. This problem of interoperability is caused by the need to exchange information among different hardware devices, operating systems and applications. Hardware platforms range from high-speed Pentium PCs with hundreds of megabytes of memory and gigabytes of storage, to "shirt pocket" organizers, with specialized processors and limited memory and storage. In addition, these devices use numerous operating systems, such as Windows for Workgroups, Windows 3.1, Windows 95, Windows NT, DOS and others, and utilize an even greater range of information management applications, databases and data formats. Enabling these devices to communicate, exchange and synchronize information is a complex and challenging task. Accomplishing this requires data-level, or content-aware, synchronization technology to maintain complete, up-to-date and accurate information. For example, content-aware data synchronization technology allows users to exchange addresses from the Address Book software application on a 3COM PalmPilot with Lotus Organizer on a desktop PC, updating only the fields that have been most recently modified, rather than copying one file over another, thereby synchronizing both databases with the latest information.

    In addition, while notebooks and a wide range of other mobile computing devices have increased individual productivity, they have created certain challenges in the areas of connectivity and synchronization of data and files stored on those devices and on desktop computers. Until recently, users of mobile computing devices were limited to cable and wired solutions as the only effective means to connect to their desktop computers and printing devices. Most PC notebook manufacturers, and a growing number of handheld device manufacturers have adopted IR (infrared) as the most cost-effective, efficient medium for wireless connectivity in the MDE software market. Today, IR connectivity costs less than other connectivity technologies, requires less space inside a device, and is based on a single, international standard developed by the Infrared Data Association ("IrDA") which includes approximately 150 companies including Compaq, Ericsson, HP, IBM, Intel, Microsoft, Motorola, Nokia, Sharp and Toshiba. The Company believes the market for IR connectivity is significant, as IDC estimates that 1.7 million IR-enabled notebooks were shipped worldwide in 1995, and will grow to 20 million in the year 2000. IDC also estimates that the percentage of IR-enabled notebook computers as a percentage of all notebook computers shipped will increase from 21.2% in 1995 to 100.0% by the year 2000.

    Business professionals are continuously seeking ways to improve productivity and, as a result, are increasingly using the growing number of new, innovative mobile computing devices. In order to manage information effectively, these users need convenient connectivity and synchronization solutions for the specific combination of devices and applications that they use. MDE software solutions allow users to synchronize information maintained separately on multiple devices (e.g., contact databases maintained by a mobile professional using a handheld computer in the field and by a support colleague using a desktop PC in the office). A software solution that links such different devices must address multiple hardware architectures, operating systems, communications architectures and application specific data formats and structures.

THE PUMA SOLUTION

    Puma's MDE software products, anchored by its award-winning IntelliSync family, are designed to increase productivity for business professionals by allowing users to easily access, exchange and synchronize information stored on a variety of different computing devices. Puma's products allow the mobile professional to access information at low cost with easy-to-use applications, saving time and money. Puma's lntelliSync product family allows users to synchronize data on handheld mobile computing devices with data on PCs by virtue of Puma's patented DSX-TM- (data synchronization extensions) content-aware data synchronization technology. The TranXit product family is specifically designed to utilize IR connectivity technology for reliable, cost-effective file exchange, synchronization and printing. The Puma solution includes the following characteristics:

INTELLIGENT, CONTENT-AWARE DATA SYNCHRONIZATION. The Company's patented DSX technology provides content-aware data synchronization among a growing number of handheld devices and industry-leading personal information management software ("PIMs") and contact management and scheduling applications such as Lotus Organizer, Microsoft Schedule+ and Outlook, GoldMine, Symantec ACT!, Novell GroupWise, ON Technology Meeting Maker, NetManage ECCO, Starfish Sidekick and others. This technology seamlessly and transparently translates the information from one data format to another as the information is synchronized. Built on a powerful data translation engine, it can expand via device and application-specific translators to accommodate new devices and applications.

WIDESPREAD SOLUTIONS FOR INTEROPERABILITY. Puma's products provide connectivity and content-aware data synchronization among industry-leading PCs and mobile computing devices, operating systems and applications. Puma products operate with major PC operating systems including Windows 3.1, Windows for Workgroups, Windows 95 and Windows NT as well as several proprietary operating systems. Puma also provides interoperability across a wide range of industry-standard and vendor-specific applications by supporting multiple data formats. Puma's IR communications architecture enables robust operation across IR-enabled platforms. IntelliSync for Notebooks, the successor to TranXit, is backwards compatible with previous versions of TranXit, allowing users to connect and exchange information with all previous versions across different operating systems.

LEADING IR CONNECTIVITY SOFTWARE. Both IntelliSync for Notebooks and the TranXit product family are specifically designed for file exchange and synchronization over convenient wireless IR connections. They fully support the IrDA standards, with TranXit being the first file exchange software to incorporate the new Fast IR standard (IrDA-2) for 4.0 Mbps connectivity. They provide a rich set of wireless file transfer, synchronization and wireless printing features that are both easy to use and cost-effective. Puma has bundled either TranXit or IntelliSync for Notebooks with the vast majority of IR-enabled notebooks shipping worldwide.

STRATEGIC PARTNERS AND BROAD-BASED OEM ADOPTION WORLDWIDE. Puma has achieved broad penetration into many of the leading OEM hardware vendors, including Acer, Brother, Canon, Citizen, Compaq, DEC, Epson, Fujitsu, Gateway 2000, Hitachi, IBM, Matsushita, Mitsubishi, NEC, Olivetti, Samsung, Sanyo, Sharp, Texas Instruments and Zenith. This allows business professionals to choose virtually any mobile computing device and effectively manage data between a PC or server and a mobile computing device. The Company believes that its development projects with leading hardware and software vendors significantly reduce time to market for its products.

STRATEGY

    Puma's objective is to maintain its leadership position as a worldwide provider of mobile data exchange software, including advanced data synchronization and wireless IR connectivity software, for business professionals. To achieve this objective, Puma has adopted the following key strategies:

CREATE CROSS-PLATFORM STANDARD. The Company's strategy is to provide innovative software solutions that allow a growing number of mobile computing devices to communicate and exchange data. These mobile devices are based on an increasing number of different operating systems, processor architectures, communications architectures and applications which utilize incompatible data formats. The Company plans to continue to work closely with leading operating system suppliers, OEMs, semiconductor manufacturers, device manufacturers and applications vendors that often compete with one another. The Company believes that its cross-platform standard will continue to be an advantage in providing a widely-adopted MDE software solution.

DEVELOP MULTIPLE PRODUCTS FROM CORE TECHNOLOGIES. The Company intends to leverage its core technologies and engineering experience to expand the breadth of its software product offerings. By leveraging its advanced content-aware DSX data synchronization and IR connectivity technologies, Puma plans to continually broaden its IntelliSync product family. In addition, as innovative new mobile computing devices are introduced into the market, Puma will leverage its engineering expertise, core technologies and relationships with market-leading OEMs to develop new advanced MDE software products that support these devices.

EXPAND AND LEVERAGE STRATEGIC RELATIONSHIPS. Puma currently has OEM, marketing or technology relationships with more than 70 hardware and software vendors worldwide including 3COM/U.S. Robotics, Acer, AST, AT&T Wireless, Canon, Casio, DEC, Ericsson, Fujitsu, Geoworks, HP, IBM, Intel, Lotus, Motorola, NEC, Novell, Oracle, Seiko Epson, Sharp, Texas Instruments, Toshiba and Unwired Planet, and plans to develop additional relationships with other computer and mobile computing device manufacturers as well as other software application vendors. These relationships generally enable Puma to receive product prototypes from hardware manufacturers and software vendors prior to their market introduction. The Company believes it is thereby in a strong position to launch complementary product offerings shortly after the commercial release of these companies' new hardware and software products.

EXPAND DISTRIBUTION CHANNELS. The Company has developed significant brand-name recognition with its customers by licensing its products to many of the world's leading computer and mobile computing device manufacturers. Puma seeks to leverage this brand name recognition in order to license its products to additional OEMs and to increase sales through major distributors, resellers, computer dealers, retailers and mail-order companies. In addition, Puma plans to continue to expand its co- and joint-marketing programs, channel promotions and bundling arrangements.

INCREASE PENETRATION OF INTERNATIONAL MARKETS. The Company has established an international distribution network by forming overseas relationships in South Africa, Asia, Australia, Europe and Canada. Puma intends to further develop its international distribution network by forming additional distribution partnerships and offering translations of its product family in several additional languages. The Company believes its growing international distribution network will further its competitive advantage over potential entrants into a market.

CUSTOMERS. Puma's current customer base consists principally of large OEMs in the PC market. In fiscal 1997, Toshiba accounted for approximately 21% of the Company's revenue. In fiscal 1996, Toshiba and NEC accounted for approximately 18% and 13% of the Company's revenue, respectively. In fiscal 1995, NEC, Toshiba and Canon accounted for approximately 16%, 15% and 14% of the Company's revenue, respectively. No other customer accounted for greater than 10% of the Company's revenue in fiscal 1997, fiscal 1996 or fiscal 1995.

    The Company licensed its products to more than 50 OEM customers in fiscal 1997. The following is a list of customers from whom the Company recognized more than $100,000 in revenue in fiscal 1997:

                      Apple         Matsushita
                      Compaq        NEC
                      Ericsson      Olivetti
                      Fujitsu       Samsung
                      GVC           Sharp
                      Gateway       Texas Instruments
                      Hitachi       Toshiba
                      IBM


PRODUCTS

    Puma offers a wide range of software products to both the OEM and retail markets. These products allow users to wirelessly connect computing devices as well as exchange and synchronize information across a diverse set of hardware platforms, operating systems and applications. By combining its advanced data synchronization and IR connectivity technologies, the Company is able to develop a number of products designed for a specific application, operating system or hardware platform.

PRODUCT NAME                                DESCRIPTION                                                INTRODUCTION DATE
------------                                -----------                                                -----------------
IntelliSync for Notebooks/IntelliSync 97    Sold through both OEM and retail channels, this            September 1997
                                            product provides PC-to-PC file transfer and
                                            synchronization including PIM-to-PIM
                                            synchronization over wireless IR, wired connection,
                                            and network connections.

PRODUCT NAME                                DESCRIPTION                                                INTRODUCTION DATE
------------                                -----------                                                -----------------
IntelliSync for PDA product family          Content-aware data synchronization among PC-based          August 1996
                                            applications and mobile computing devices. The
                                            IntelliSync for PDA family include support for the
                                            PalmPilot, Windows CE, Sharp Organizers, TI
                                            Organizers, Nokia 9000 Communicator, and AT&T
                                            PocketNet Service.
IntelliSync Gold                            Designed for the corporate market, IntelliSync Gold        October 1997
                                            includes several IntelliSync-supported products in a
                                            single package.
TranXit                                     OEM product for file transfer, synchronization and         October 1994
                                            wireless printing over IR connections
TranXit Pro                                 Retail version, including SyncPro automatic
                                            synchronization, delta file transfer and long file         May 1996
                                            name support for Windows 95
TranXit Pro Connectivity Kit                TranXit Pro plus IR-adapter hardware for the               May 1996
                                            desktop PC
TranXit for DOS                             File transfer and synchronization over IR connections      December 1996
                                            for DOS
IntelliLink-Registered Trademark-           Data "import" and "export" among PC-based applications     September 1993
                                            and mobile computing devices


INTELLISYNC FOR NOTEBOOKS (INITIALLY INTELLISYNC 97 FOR WINDOWS). IntelliSync for Notebooks, the successor to the TranXit product family, is a native 32-bit Windows 95/Windows NT PC-to-PC synchronization product that provides file transfer and synchronization as well as direct PIM-to-PIM synchronization (incorporating Puma's DSX technology) between two PCs, or between a PC and a network server. It supports IR, cable, and network connections. IntelliSync for Notebooks will replace TranXit in the OEM channel, and will also be sold in the retail channel.

INTELLISYNC FOR PDA PRODUCT FAMILY. The IntelliSync for PDA product family provides content-aware data synchronization, including complete conflict resolution, between a broad range of PC-based PIMs, contact management and scheduling applications, as well as a number of mobile computing devices including the PalmPilot, Windows CE, Sharp Organizers, TI Organizers, Nokia 9000 Communicator and AT&T PocketNet Service. Based upon the Company's patented DSX technology, IntelliSync allows users to automatically synchronize their mobile computing devices directly with various PC applications in a single step, eliminating the need for intermediate conversions or translations.

INTELLISYNC GOLD. IntelliSync Gold is designed for the corporate market, and combines many of the individual IntelliSync products in a single package. IntelliSync Gold will be sold primarily as a volume purchase product to the corporate market, and provides increased flexibility to corporate users by including support for a wide variety of mobile devices in a single product.

TRANXIT. TranXit is the leading software solution for wireless file transfer, synchronization and printing, specifically designed to operate over convenient IR connections. Directed at the OEM market, TranXit is currently shipped on the vast majority of all IR-enabled notebook PCs shipped worldwide. TranXit operates under Windows for Workgroups, Windows 3.1 and Windows 95, offering users broad operating system interoperability. TranXit has been significantly enhanced since its original release and each new version of TranXit is backward compatible with all previous versions.

TRANXIT PRO. TranXit Pro is the retail version of the OEM TranXit software product. Sold as both an upgrade for TranXit to existing users and as a separate solution to new users, TranXit Pro adds additional features such as SyncPro for enhanced and automatic data synchronization, a virtual Windows clipboard for collaborative processing between two PCs, delta file transfer for enhanced performance and long file-name support for Windows 95.

TRANXIT PRO CONNECTIVITY KIT. The TranXit Pro Connectivity Kit combines TranXit Pro with an IrDA compliant serial IR adapter for a desktop PC. A complete solution for an IR notebook user, the TranXit Pro Connectivity Kit provides convenient notebook-to-desktop wireless IR connectivity.

TRANXIT FOR DOS. Much of the horizontal computing market has migrated to graphical user interface operating systems, such as Windows for Workgroups, Windows 3.1 and Windows 95. There are, however, a large number of vertical market hardware devices, such as those used for data collection or factory automation, that remain based upon the DOS operating system. TranXit for DOS provides the necessary connectivity and file transfer capabilities that allows these devices to interoperate with PCs. TranXit for DOS is interoperable with all other versions of the TranXit family.

INTELLILINK. IntelliLink provides data "import" and "export" between a broad range of PC-based contact management and scheduling applications, and a number of mobile computing devices.

FUTURE PRODUCTS

INTELLISYNC FOR PDA PRODUCT FAMILY. Puma will continue to broaden the IntelliSync for PDA product family by providing support for new mobile devices, including smart phones and smart pagers as they reach the market. In addition, Puma will expand the application support provided with this family of products to include additional applications, particularly groupware applications.

INTELLISYNC FOR SERVERS. Part of Puma's strategy is to bring synchronization solutions to the server level, both for enterprise and Internet environments. Puma's acquisition of Real World Solutions, along with its existing core technologies, will help Puma develop, and work with other partners to develop such solutions.

TECHNOLOGY

    Puma's software products allow the exchange and synchronization of data across diverse platforms, operating systems and applications. The Company has developed two complementary proprietary technologies for mobile data exchange: DSX technology for content-aware data synchronization and IR connectivity. These complementary technologies, taken individually and together, enable Puma to provide comprehensive solutions that meet the market's growing needs for convenient, accurate, easy to use data exchange, synchronization and connectivity.

CONTENT-AWARE DATA SYNCHRONIZATION. The Company's content-aware DSX data synchronization technology operates at both the file and record level to synchronize data among different software applications and hardware platforms during data transfer. With DSX technology, Puma's products allow users to synchronize not only files, but also the data within those files, and to synchronize databases by field or record, not just copy one database file from one to another. This advanced data synchronization technology is composed of three main components that collectively work to enable the effective transfer of data across supported applications and platforms:

    SYNCHRONIZATION ENGINE. Puma's proprietary synchronization engine is the central component responsible for controlling the flow of data throughout the entire synchronization process. It directs translator modules to retrieve, add, delete, change and distribute data records or fields on demand.

    INTERMEDIATE DATA REPRESENTATION. Puma's synchronization technology makes extensive use of modularity to maximize reusability for the translator modules. The synchronization engine communicates with all translator modules using a common "dialect," referred to as intermediate data representation. Intermediate data representation stipulates rules for exchanging common types of data imposing restrictions on data content (i.e., the number and type of fields in each application). The existence of a common data representation makes it possible for a new translator to immediately synchronize with any supported application or mobile computing device.

    TRANSLATORS. Each translator module is responsible for interfacing with one application or mobile computing device. When operating under Windows, a translator is packaged as a separate Dynamic Link Library ("DLL") for maximum reusability. The development of new translators (as well as the maintenance of existing modules) is greatly eased by the existence of the translator framework, a collection of powerful C++ classes which supply software engineers with the necessary abstractions to quickly and easily develop translator modules to meet expanding market needs.

IR CONNECTIVITY. Puma's IR connectivity software enables the wireless transfer of data among notebook and desktop PCs, printers and mobile computing devices. IntelliSync for Notebooks and the TranXit family are designed to support IrDA standards, with TranXit being the first file exchange and synchronization software to incorporate the new Fast IR standard (IrDA-2) for 4.0 Mbps connectivity.

    COMMUNICATIONS ARCHITECTURE. The Company's software is based upon an extensive, proprietary, network and device independent communications architecture, enabling access to a variety of mobile computing devices through a flexible and simple application program interface ("API") that speeds the development of new features. A layered, modular design allows the architecture to leverage existing published data transfer protocols (IrDA, Windows Sockets), when available, and to create proprietary data transfer protocols to provide connectivity to a broad range of devices without extensive modification of the software.

    The Company's IR communications architecture isolates hardware implementation details from the rest of the protocol stack, enabling quick support of new IR hardware implementations and fast adoption of new IR standards and extensions. The architecture supports multiple vendors' implementation of IrDA protocol stacks for migration to new operating systems and platforms.

    Puma's communication protocols are designed to operate across a variety of network and operating system environments, enabling mobile data exchange among them. Puma software currently supports data transfer among Windows for Workgroups, Windows 3.1 and Windows 95. Puma has also worked with Microsoft to ensure that the Microsoft IR driver supports Mobile Data Exchange among operating systems and IR devices.

SALES AND MARKETING

    Puma primarily sells its products through more than 50 OEM customers and strategic partners worldwide. In fiscal 1997, Toshiba accounted for approximately 21% of the Company's revenue. In fiscal 1996, Toshiba and NEC accounted for approximately 18% and 13% of the Company's revenue, respectively. In fiscal 1995, NEC, Toshiba and Canon accounted for approximately 16%, 15% and 14% of the Company's revenue, respectively.

    Puma strives to be both a marketing and a technology partner with its OEM customers and its strategic partners. Puma's sales and marketing organization sells the Company's products directly to its OEM partners, and then works with them on joint marketing and channel programs. Puma works closely with OEM partners on their new hardware products by providing technical input to the OEM, thereby helping to ensure that Puma's software products will work successfully with the OEM's hardware products. Puma also trains and educates the OEM's sales and marketing organizations on Puma's products, allowing them to act as Puma's "virtual" sales force to their channels and direct customers. In addition, Puma works closely with its hardware and software strategic partners to develop effective marketing programs designed to increase sales.

    Puma distributes its retail products through several distribution channels both domestically and internationally. In the United States, Puma's sales organization works directly with major distributors, resellers, computer dealers, retailers and mail order companies to distribute its retail packaged products. In order to further develop its brand name recognition, Puma plans to continue to expand its joint marketing programs, marketing channel promotions and bundling arrangements with its strategic partners. See "Business Risks-Risks Associated with Development of Retail Distribution Channel."

    Revenue from OEMs was approximately 74%, 89% and 95% of revenue in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. In fiscal 1997, Toshiba accounted for approximately 21% of the Company's revenue. Although several OEMs are subject to certain contractual minimum purchase obligations, there can be no assurance that any particular OEM will satisfy the minimum obligations. Weakening demand from any key OEM and the inability of the Company to replace revenue provided by such OEM could have a material adverse effect on the Company's business, operating results and financial condition. The Company maintains individually significant receivable balances from major OEMs. If these OEMs fail to meet their payment obligations, the Company's operating results could be materially adversely affected. See "Business Risks-Dependence on OEMs."

    International revenue represented approximately 54%, 67% and 71% in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. Puma markets and sells through selected distributors and republishers that focus on specific geographic and market segment areas. These international partners operate as an extension of Puma's marketing and sales organizations, developing the appropriate sales channels in their regions. They also work with local resellers as well as local offices of Puma's OEM customers to develop specific marketing and channel promotions for their regions. As of July 31, 1997, the Company was represented by approximately 26 distributors and resellers in Africa, Asia, Australia, Canada and Europe and is continuing to expand its international reach as appropriate distributors or republishers are found. See "Business Risks-Risks Associated with International Operations."

COMPETITION

    The Company expects the market for MDE software, including data synchronization and IR connectivity software to the extent it develops, to become intensely competitive. The Company currently faces direct competition with respect to a number of its individual products from several private companies, including Traveling Software, Chapura, and DataViz. In addition to direct competition, the Company faces indirect competition from existing and potential customers that provide internally developed solutions. As a result, the Company must educate prospective customers as to the advantage of the Company's products versus internally developed solutions. The Company currently faces limited direct competition from major applications and operating systems software vendors who may choose to incorporate data synchronization and IR connectivity functionality into their operating systems software, thereby potentially reducing the need for OEMs to include Puma's products in their notebook and desktop PCs. For example, Microsoft's inclusion of certain features permitting data synchronization and IR connectivity between computers utilizing the Windows 95 operating system may have the effect of reducing revenue from the Company's software if users of Windows 95 perceive that their data synchronization and IR connectivity needs are adequately met by Microsoft. Certain of the companies with which the Company competes or may in the future compete, including internal software development groups of its current and potential customers, have substantially greater financial, marketing, sales and support resources and may have more "brand-name" recognition than the Company. There can be no assurance that the Company will be able either to develop software comparable or superior to software offered by its current or future competitors or to adapt to new technologies, evolving industry standards and changes in customer requirements. In addition, the PC and mobile computing device markets experience intense price competition, and the Company expects that, in order to remain competitive, it may have to decrease its unit royalties on certain products. See "Risk Factors-Competition."

    The principal competitive factors affecting the market for the Company's software are compatibility, functionality, reliability, OEM relationships and price. The Company believes it competes favorably overall with respect to these factors.

    The Company believes that users will want to be able to utilize IR connectivity and data synchronization functionality with a wide variety of mobile computing devices and software applications, and that its standards-based approach will continue to allow it to compete favorably with larger companies whose products may not be able to support such a degree of interoperability. Puma's strategic relationships with hardware and software vendors enable it to provide interoperability among a broader range of applications than many of its current and potential competitors.

CUSTOMER SUPPORT

    The Company's service and support organization provides secondary technical support to OEMs, primary technical support to retailers and end users and education and training services to OEMs and retailers. The Company's current OEMs typically have software maintenance agreements with the Company that provide for one or more of the following services:

TECHNICAL SUPPORT. The Company offers technical support to OEM customers who have entered into agreements to license the Company's products. The Company provides service and support through its internal technical support organization. Technical support includes the maintenance of the Company's products in accordance with specifications contained in the Company's guide for such products, as well as access to technical support personnel by telephone, fax and e-mail. Customers under license agreements are typically entitled to certain minor product updates and modifications, primarily bug fixes. The Company's OEMs and some of its retail channel partners provide telephone and initial support to end users.

RESEARCH AND DEVELOPMENT

    The Company seeks to capitalize on its expertise in data synchronization and IR connectivity technology by developing products for new applications and increasing the functionality of existing products. The Company believes its core DSX and IR technologies are widely applicable, and it plans to continue to develop new products based on its core technologies.

    As of July 31, 1997, the Company's engineering group consisted of 77 full-time employees and full-time equivalent consultants who were engaged in product development. Product maintenance and customer support responsibilities are shared by engineering group employees on an as-needed basis. In fiscal 1997, fiscal 1996 and fiscal 1995 research and development expenses were $6.2 million, $3.0 million and $1.8 million, respectively.

    The markets for Puma's products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. The Company first introduced its TranXit products in October 1994. As its product families mature, the Company expects that their gross margins may decline. The Company's future success will depend to a substantial degree upon its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards. The Company budgets for research and development based on planned product introductions and enhancements; however, actual expenditures may significantly differ from budgeted expenditures. Inherent in the product development process are a number of risks. The development of new, technologically advanced software products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The introduction of new or enhanced products also requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. There can be no assurance that the Company will successfully develop, introduce or manage the transition to new products. The Company has in the past, and may in the future, experienced delays in the introduction of its products, due to factors internal and external to the Company. Any future delays in the introduction or shipment of new or enhanced products, the inability of such products to gain market acceptance or problems associated with new product transitions could adversely affect the Company's operating results, particularly on a quarterly basis. See "Risk Factors-Risks Associated with Product Development and Timely Introduction of New and Enhanced Products."

PROPRIETARY RIGHTS

    Puma relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and name recognition are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has three issued United States patents that expire in 2012, 2014 and 2015, respectively, and has six patent applications pending. In addition, the Company has certain corresponding international patent applications pending under the Patent Cooperation Treaty in countries to be designated at a later date. There can be no assurance that the Company's patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not ensure that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. The Company has entered into source code escrow agreements with a limited number of its customers and resellers requiring release of source code in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. The Company also provides its source code to foreign language translation service providers and consultants to the Company in limited circumstances. The provision of source code may increase the likelihood of misappropriation by third parties.

    The Company is not aware that it is infringing any proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company of their intellectual property rights. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps and as patent protection for software becomes increasingly popular. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources or cause product shipment delays. In addition, such claims could require the Company to discontinue the use of certain software codes or processes, to cease the manufacture, use and sale of infringing products, to incur significant litigation costs and expenses and to develop non-infringing technology or to obtain licenses to the alleged infringing technology. There can be no assurance that the Company would be able to develop alternative technologies or to obtain such licenses or, if a license were obtainable, that the terms would be commercially acceptable to the Company. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition would be materially adversely affected. See "Risk Factors-Proprietary Rights, Risks of Infringement and Source Code Release."

EMPLOYEES

    As of July 31, 1997, the Company had 136 employees and full-time equivalent consultants, including 38 in sales and marketing, 77 in engineering and 21 in operations, finance and administration. All of the Company's employees are located in the United States and none are represented by a labor union. The Company has experienced no work stoppages and believes its relationship with its employees is good.

    Competition for qualified personnel in the Company's industry is intense. The Company believes that its future success will depend in part on its continued ability to hire, train and retain qualified personnel.

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

PRODUCT CONCENTRATION; RISKS ASSOCIATED WITH NEW AND EVOLVING MARKETS. The market for Mobile Data Exchange software, including wireless IR connectivity and advanced data synchronization software, is new and evolving. To date, the Company has derived a substantial portion of its revenue from the licensing of its TranXit IR connectivity software. Although additional products are currently being sold and potential products are currently under development, the Company believes that the TranXit and IntelliSync for Notebooks product families may continue to account for a substantial portion of the Company's revenue for the foreseeable future. The life cycle of TranXit and IntelliSync for Notebooks is difficult to estimate because of, among other factors, the emerging nature of the MDE software market and the possibility of future competition. As a result, the Company's future operating results, particularly in the near term, are dependent upon the continued market acceptance of TranXit and IntelliSync for Notebooks. There can be no assurance that TranXit will continue to meet with market acceptance or that the Company will be successful in developing, introducing or marketing new or enhanced products. A decline in the demand for TranXit, as a result of competition, technological change or other factors, and the failure to successfully develop, introduce or market new or enhanced products would have a material adverse effect on the Company's business, financial condition and results of operations.

The market for MDE software is still emerging, and there can be no assurance that it will continue to grow or that, even if the market does grow, TranXit or IntelliSync for Notebooks will be adopted. Moreover, although demand for TranXit and its successor product IntelliSync for Notebooks has grown in recent years with the Company's OEM customers, the Company has no accurate method of determining the extent that end-users utilize TranXit or IntelliSync for Notebooks. The Company's success in generating significant revenue in these evolving markets will depend, among other things, on its ability to educate potential OEMs, retail partners and end users about the benefits of the Company's IR technology, to maintain and enhance its relationships with leading OEMs and to develop effective retail distribution channels. The inability of the Company to continue to penetrate the existing market for MDE products or the failure of current markets to grow or new markets to develop or be receptive to the Company's products would have a material adverse effect on the Company's business, operating results and financial condition. The emergence of markets for the Company's MDE products will also be affected by a variety of factors beyond the Company's control. In particular, the Company's products are designed to conform to certain standard IR and data communications specifications, many of which have not been adopted as industry standards. There can be no assurance that these specifications will be widely adopted or that competing specifications will not emerge which will be preferred by OEMs. The emergence of markets for the Company's products is also critically dependent upon continued expansion of the market for mobile computing devices and the timely introduction and successful marketing and sale of notebook and desktop personal computers ("PCs"), personal electronic organizers, smart phones and smart pagers. In addition, there can be no assurance that IR technology itself will be adopted as the standard or preferred technology for MDE or that manufacturers of personal computers will elect to bundle IR technology in their products. There can be no assurance that these or other factors beyond the Company's control will not adversely affect the development of markets for the Company's products.

DEPENDENCE ON OEMS. Revenue from OEMs was a substantial portion of the Company's revenue during fiscal 1997, fiscal 1996 and fiscal 1995. Weakening demand from any key OEM and the inability of the Company to replace revenue provided by such OEM could have a material adverse effect on the Company's business, operating results and financial condition. The Company maintains individually significant receivable balances from major OEMs. If these OEMs fail to meet their payment obligations, the Company's operating results could be materially adversely affected.

RISKS ASSOCIATED WITH DEVELOPMENT OF RETAIL DISTRIBUTION CHANNEL. The Company intends to distribute its products through distributors, major computer and software retailing organizations, consumer electronics stores, discount warehouse stores and other specialty retailers. The Company often sells on a purchase order basis, and there are often no minimum purchase obligations on behalf of any principal distributor or retailer. Distribution and retailing companies in the computer industry have from time to time experienced significant fluctuations in their businesses, and there have been a number of business failures among these entities. The insolvency or business failure of any significant distributor or retailer of the Company's products could have a material adverse effect on the Company's business, operating results and financial condition. Further, certain mass market retailers have established exclusive relationships under which such retailers will buy customer software only from one or two intermediaries. In such instances, the price or other terms on which the Company sells to such retailers may be materially adversely affected by the terms imposed by such intermediaries, or the Company may be unable to sell to such retailers on the terms which the Company deems acceptable.

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

UNCERTAINTIES ASSOCIATED WITH ACQUISITIONS. The Company has been involved in two acquisitions. These acquisitions have been motivated by many factors including the desire to obtain new technologies, the desire to expand and enhance the Company's product lines and the desire to attract key personnel.

In July 1997, the Company acquired substantially all of the assets of Real World Solutions, Inc. (RWS), a developer of client/server solutions. As a result of the acquisition 4 new employees joined the Company. RWS has incurred a cumulative loss through its acquisition by Puma on July 17, 1997 of approximately $1.3 million on cumulative revenue of $0.5 million.

In April 1996, the Company acquired IntelliLink Corp. As a result of the acquisition the Company acquired two additional product families, as well as other technologies. In addition, more than 20 new employees joined the Company. IntelliLink had incurred a cumulative net loss through its acquisition by Puma on April 30, 1996 of approximately $2.5 million on cumulative revenue of approximately $4.2 million.

In connection with both acquisitions, the Company's personnel have dedicated and will continue to dedicate substantial resources in order to achieve the anticipated technological benefits and operating efficiencies from integrating the two companies. Difficulties encountered in integrating the two companies' technologies and operations could adversely affect the Company's business, operating results and financial condition. Accordingly, the increased operating expenses associated with the acquired businesses could have a material adverse effect on the Company's business, operating results and financial condition.

MANAGEMENT OF GROWTH. The Company is currently experiencing growth and rapid change which has placed, and will continue to place, a significant strain on its administrative, operational and financial resources and increased demands on its systems and controls. This growth has resulted in a continuing increase in the level of responsibility for both existing and new management personnel. The Company anticipates that its continued growth will require it to recruit, hire, train and retain a substantial number of new engineering, managerial, sales and marketing personnel. The Company's ability to manage its growth successfully will also require the Company to continue to expand and improve its operational, management and financial systems and controls on a timely basis. For example, the Company is currently in the process of implementing a new management information system which will support the current and anticipated needs in the business. There can be no assurance that the Company will be able to successfully implement such a system on a timely basis. If the Company's management is unable to manage growth effectively, the Company's business, operating results and financial condition will be materially adversely affected.

DEPENDENCE ON STRATEGIC BUSINESS RELATIONSHIPS; RISKS ASSOCIATED WITH THIRD-PARTY SERVICES. The Company believes that its success is largely dependent on its strategic relationships with key participants in the PC and mobile computing device industries, including Compaq, IBM, Intel, Microsoft, NEC, Sharp, Texas Instruments, Toshiba and 3COM. These relationships generally enable the Company to receive prototypes from hardware manufacturers and software vendors prior to their market introduction. The Company is thereby in a stronger position to launch complementary product offerings shortly after the commercial release of these companies' new hardware and software products. The loss of any of these strategic relationships or any other significant partner could materially adversely affect the Company's product development efforts, its business, operating results and financial condition and its ability to realize its strategic objective to be the technological leader in its industry. In addition, the Company relies significantly on third-party services. In particular, third-party services translate the Company's products into 13 different native languages. The Company has generally been able to obtain translated, functional versions of its products in a timely manner. However, any significant delays by such third parties could delay new or existing shipments of products and have a material adverse effect on the Company's business, operating results and financial condition.

COMPETITION. The Company expects the market for MDE software, including data synchronization and IR connectivity software, to the extent it develops, to become intensely competitive. The Company currently faces direct competition with respect to a number of its individual products from several private companies, including DataViz, Chapura and Traveling Software. In addition to direct competition, the Company faces indirect competition from existing and potential customers that provide internally developed solutions. As a result, the Company must educate prospective customers as to the advantage of the Company's products versus internally developed solutions. The Company currently faces limited direct competition from major applications and operating systems software vendors who may choose to incorporate data synchronization and IR connectivity functionality into their software, thereby potentially reducing the need for OEMs to include the Company's products in their notebook and desktop PCs. For example, Microsoft's inclusion of certain features permitting data synchronization and IR connectivity between computers utilizing the Windows 95 operating system may have the effect of reducing revenue from the Company's software if users of Windows 95 perceive that their data synchronization and IR connectivity needs are adequately met by Microsoft. Certain of the companies with which the Company competes or may in the future compete, including internal software development groups of its current and potential customers, have substantially greater financial, marketing, sales and support resources and may have more "brand-name" recognition than the Company. There can be no assurance that the Company will be able either to develop software comparable or superior to software offered by its current or future competitors or to adapt to new technologies, evolving industry standards and changes in customer requirements. In addition, the PC and mobile computing device markets experience intense price competition, and the Company expects that, in order to remain competitive, it may have to decrease its unit royalties on certain products.

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

PROPRIETARY RIGHTS, RISKS OF INFRINGEMENT AND SOURCE CODE RELEASE. The Company relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and name recognition are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has three issued United States patents that expire in 2012, 2014, and 2015 and has six patent applications pending. In addition, the Company has corresponding international patent applications pending under the Patent Cooperation Treaty in countries to be designated at a later date. There can be no assurance that the Company's patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. The Company distributes its software products in the United States, Japan, Taiwan and member countries of the European Union. The laws and practices of some foreign countries in which the Company does business, in particular Taiwan, do not ensure that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. There can be no assurance that the Company will not distribute its software products in the future to countries where the enforcement of proprietary rights may be equally or more uncertain. The Company has also entered into source code escrow agreements with a limited number of its customers requiring release of source code in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. The Company also provides its source code to foreign language translation service providers and consultants to the Company in limited circumstances. The provision of source code may increase the likelihood of misappropriation by third parties.

The Company is not aware that it is infringing any proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company of their intellectual property rights. In particular, because patent applications are kept confidential by the Patent and Trademark Office, the Company has no means by which to monitor patent applications filed by its competitors, which could result in future infringement claims against the Company. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps and as patent protection for software becomes increasingly popular. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources or cause product shipment delays. In addition, such claims could require the Company to discontinue the use of certain software codes or processes, to cease the manufacture, use and sale of infringing products, to incur significant litigation costs and expenses and to develop non-infringing technology or to obtain licenses to the alleged infringing technology. There can be no assurance that the Company would be able to develop alternative technologies or obtain such licenses or, if a license were obtainable, that the terms would be commercially acceptable to the Company.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. International revenue accounted for a significant portion of the Company's revenue in fiscal 1997, fiscal 1996 and fiscal 1997. The Company expects that international revenue will continue to account for a significant portion of its future revenue. Revenue from the Company's international operations is subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the summer months of each year when many customers and users reduce their business activities. These seasonal factors may have a material adverse effect on the Company's business, operating results and financial condition. Although the Company's revenue is currently denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Furthermore, future international activity may result in foreign currency denominated sales, particularly if international revenue from distributors increases. Consequently, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's operating results. Royalty income by the Company from customers in certain countries, such as Japan and Taiwan, is subject to withholding income taxes. The amount and mix of the Company's income derived from such customers will impact the Company's provision for income taxes. Differences in the amount and mix of the Company's income actually derived from customers subject to foreign withholding taxes as compared to the amounts forecasted by the Company may adversely impact the Company's income tax rate.

POTENTIAL VOLATILITY OF STOCK PRICE. The trading price of the Company's Common Stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results; announcements of technological innovations; new products or new contracts by the Company or its competitors; developments with respect to patents; copyrights or proprietary rights; conditions and trends in the software and other technology industries; adoption of new accounting standards affecting the software industry; changes in financial estimates by securities analysts; general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These broad market fluctuations may materially adversely affect the market price of the Company's Common Stock.

DEPENDENCE ON YEAR 2000 COMPLIANCE OF THIRD-PARTY PRODUCTS. The Company's synchronization software products operate as a conduit for data from handheld devices to personal information manager software ("PIMs"). The Company has no control as to whether the hardware devices and PIMs that the Company's software supports will accurately process date and time data from, into and between the 20th and 21st centuries. The Company and its business may be adversely affected should the third-party products with which the Company's software functions fail to accommodate the change in date from December 31, 1999 to January 1, 2000.

ITEM 2.  PROPERTIES

    The Company's principal administrative, engineering, manufacturing, marketing and sales facilities total approximately 31,952 square feet and are located in a single building in San Jose, California under a lease that expires in June 2006. The Company also leases approximately 11,980 square feet in a single building in Nashua, New Hampshire under a lease that expires in May 2002.

    Management believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders of the Company subsequent to the Company's initial public offering in December 1996.

EXECUTIVE OFFICERS AND DIRECTORS

The executive officers and directors of the Company are as follows:

NAME                   AGE  POSITION
------------------------------------------------------------------------------
Bradley A. Rowe        37   President, Chief Executive Officer and Director
Stephen A. Nicol       37   Senior Vice President, Sales and Director
M. Bruce Nakao         53   Senior Vice President, Finance and Administration,
                            and Chief Financial Officer
Michael M. Clair       49   Chairman of the Board
Tyrone F. Pike         43   Director
Robert D. Rutner, DDS  39   Director

MR. ROWE co-founded the Company in August 1993 and has served as President since October 1993 and Chief Executive Officer since March 1995. He has also served as a Director of the Company since August 1993. Prior to founding the Company, from January 1991 to July 1993, he held various management positions at SystemSoft Corporation, a PC system software supplier, including Vice President of Worldwide Sales and General Manager of Desktop Computing. In
June 1988, Mr Rowe co-founded Extar Technologies, a manufacturer's representative of PC products, where he held a number of management positions, including Vice President of Sales and President until December 1990. From November 1983 to June 1988, Mr. Rowe served in various sales positions at Western Digital Corporation, a storage management company, including Director of Western Area Sales. Mr. Rowe holds a B.S. degree in engineering and management science from Princeton University.

MR. NICOL co-founded the Company in August 1993 and has served as Senior Vice President, Sales since its establishment. He has also served as a Director since August 1993. Prior to founding the Company he served in several capacities at SystemSoft Corporation, including as Director of Sales for Japan and Asia Pacific from July 1992 to July 1993 and as Sales Manager for the Eastern United States from November 1991 to July 1992. Mr. Nicol co-founded Extar Technologies in June 1988 where he served until November 1991 as Vice President of Sales. Previously, Mr. Nicol served as OEM Manager for Western Digital and computer sales representative for Hewlett-Packard. He holds an A.B. degree in political science from Princeton University.

MR. NAKAO joined the Company in June 1996 as Chief Financial Officer and Senior Vice President, Finance and Administration. Prior to joining the Company, from May 1986 to June 1996, he served in several capacities at Adobe Systems Incorporated, a software company, most recently as its Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer. He holds a B.A. degree in business and economics from the University of Washington and an M.B.A. degree from Stanford University.

MR. CLAIR became a Director of the Company in November 1994 and has served as Chairman of the Board since March 1995. Mr. Clair was a founder of SynOptics Communications (now Bay Networks), a computer networking company, and from January 1987 to November 1992, served as Vice President Sales and Marketing and then as Senior Vice President of Sales and Customer Service of SynOptics. Mr. Clair has more than 25 years' experience in data processing, data and voice communications and local area networking. He spent the early part of his career with Tymshare, a computer time-sharing company, and ROLM, a manufacturer of digital PBX equipment, in a variety of sales and marketing positions. He holds a B.S. degree in business and an M.B.A. degree from the University of Buffalo. Mr. Clair is a director of several private companies in Silicon Valley.

MR. PIKE became a Director of the Company in October 1996. Since March 1993, Mr. Pike has served as a Director of Citrix Systems, a supplier of multi-user application server products. In August 1996 Mr. Pike founded Switchsoft Systems, a supplier of open virtual network management software for switches and routers and has served as Chairman of the Board and Chief Executive Officer since its inception. From January 1994 to August 1996, Mr. Pike served in various positions at UB Networks, a computer networking company, including Senior Vice President and Chief Technical Officer. Prior to joining UB Networks, Mr. Pike served as a partner of Pike Associates from September 1992 to January 1994. From March 1992 to September 1992, Mr. Pike served as President and Chief Executive Officer of Global Village Communications, a networking communications company. From May 1991 to June 1992 he served as Manager, Strategic Planning & Business Development of Intel Corporation, a semiconductor company. From April 1983 to May 1991, Mr. Pike served as Founder, Chairman of the Board and President of LANSystems, a computer networking company, of which he served as a Director until February 1994. Mr. Pike holds an A.B. degree in architecture from Princeton University.

DR. RUTNER became a Director of the Company in October 1993. He has practiced dentistry since August 1985 as proprietor of the Serra Park Dental Group. He holds a B.S. degree in biochemistry from the University of California at Davis, an M.S. degree in biochemistry from the University of California at Davis and a D.D.S. degree from Georgetown University. Dr. Rutner is a director of several private companies in Silicon Valley.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    The Company completed its initial public offering of Common Stock in December 1996, at $9.50 per share, and the Common Stock of the Company began trading in the over-the-counter market on the Nasdaq National Market on December 5, 1996, under the symbol "PUMA." The following table sets forth the high and low closing prices for the Company's Common Stock as reported on the Nasdaq National Market from December 5, 1996 through July 31, 1997.
These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

    1997                                                         HIGH    LOW
    ----                                                         ----    ---
    Period from December 5, 1996 to January 31, 1997            $19.25  $ 9.50
    Third fiscal quarter (February 1, 1997 to April 30, 1997)    16.25    5.75
    Fourth fiscal quarter (May 1, 1997 to July 31, 1997)         11.25    7.63


    As of September 25, 1997, there were approximately 125 stockholders of record of the Company's Common Stock and 12,086,823 shares of common stock outstanding.

The Company has never paid dividends on its capital stock. The Company currently intends to retain any future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data for the four years ended July 31, 1997, which appears on page 13 in the Registrant's Annual Report to Stockholders for the fiscal year ended July 31, 1997 under the caption "Selected Financial Data", is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    The information required by this Item is set forth on pages 14-19 of the Registrant's Annual Report to Stockholders for the fiscal year ended July 31, 1997 under the caption "Management's Discussion and Analysis", which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements, together with the report thereon of Price Waterhouse LLP dated August 25, 1997, appearing on pages 20-35 of the Registrant's Annual Report to Stockholders for the fiscal year ended July 31, 1997 are incorporated by reference in this Form 10-K Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no disagreements with accountants on accounting and financial disclosure.

PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

    Information relating to the directors and executive officers of the Company is set forth in Part I Item 4 of this report under the caption "Executive Officers and Directors of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference from the definitive proxy statement for the Company's 1997 annual meeting of stockholders to be filed with the Commision pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this Form (the "Proxy Statement") under the caption "Executive Compensation and Other Matters."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    The information required by this Item is incorporated from the Proxy Statement under the captions "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated from the Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Executive Compensation and Other Matters - Compensation Committee Interlocks and Insider Participation in Compensation Decisions."

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

    (a)    1.  Financial Statements.

    The following consolidated financial statements of the Company included in the Company's Annual Report to Stockholders for the fiscal year ended July 31, 1997 are filed as part of this report:

         Report of Independent Accountants.

         Consolidated Balance Sheets at July 31, 1997 and 1996.

         Consolidated Statements of Operations for the three fiscal Years Ended July 31, 1997.

         Consolidated Statements of Stockholders' Equity for the three fiscal Years Ended July 31, 1997.

         Consolidated Statements of Cash Flows for the three fiscal Years Ended July 31, 1997.

         Notes to Consolidated Financial Statements.

           2.  Supplemental Schedules.

         Report of Independent Accountants on Financial Statement Schedule.

         Schedule II - Valuation and Qualifying Accounts.

              Financial Statement Schedules, other than the schedule listed above, have been omitted because the required information is contained in the Consolidated Financial Statements and the Notes thereto, or because such schedules are not required or applicable.

           3.  Exhibits

    (b)    1.  Reports on Form 8-K

    On July 31, 1997, the Company filed a report on Form 8-K (the "Form 8-K") relating to a definitive Asset Acquisition Agreement (the "Agreement") dated July 16, 1997 between the Company and Real World Solutions, Inc. ("RWS"), whereby the Company acquired substantially all of the assets and assumed all of the liabilities of RWS on such date.

    (c) Exhibits. The exhibits listed on the accompanying index to exhibits immediately preceding the financial statement schedules are filed as part of, or incorporated by reference into, this Form 10-K.

    (d)  Financial Statement Schedules.  See Item 14 (a) above.

EXHIBIT NUMBER                          EXHIBIT TITLE

     1.1     1  Form of Underwriting Agreement (draft dated November 8, 1996).
     2.1     1  Agreement and Plan of Merger by and between Puma Technology,
                 Inc., a California corporation, and Puma Technology, Inc., a Delaware corporation.
     3.1     1  Articles of Incorporation of Puma Technology, Inc., a
                 California corporation.
     3.2     1  Certificate of Incorporation of Puma Technology, Inc., a
                 Delaware corporation.
     3.3     1  Bylaws of Puma Technology, Inc., a California corporation.
     3.4     1  Bylaws of Puma Technology, Inc., a Delaware corporation.
     4.1     1  Specimen Stock Certificate of the Registrant.
     5.1     1  Opinion of Gray Cary Ware & Freidenrich, A Professional
                 Corporation.
    10       1  Agreement and Plan of Merger dated April 30, 1996 among the
                 Company, IntelliLink Corp. and certain holders of
                 IntelliLink Corp.
    10.1     1  1993 Stock Option Plan and forms of stock option agreements used thereunder.
    10.2     1  Puma Technology, Inc. 1996 Employee Stock Purchase Plan and
                 form of notice of exercise used thereunder.
    10.3     1  Lease Agreement dated October 18, 1995, between the Company and Photonics Corporation.
    10.4     1  Form of Indemnity Agreement for directors and officers.
    10.5+    1  Software License Agreement dated as of May 30, 1995, between the Company and Toshiba Corporation.
    10.6+    1  Software License Agreement dated as of September 14, 1995, between the Company and NEC Technologies, Inc. and Amendment No. 1 thereto dated October 25, 1995 and Amendment No. 2 thereto dated January 10, 1996.
    10.7+    1  Software License Agreement dated as of May 23, 1995, between the Company and NEC Corporation and Amendment No. 1 thereto dated February 19, 1996.
    10.8+    1  Software License Agreement dated as of May 20, 1996 between the Company and NEC Corporation.
    10.9     1  IntelliLink Corp. 1992 Incentive Stock Option Plan and forms of stock agreements used thereunder.
    11.1     2  Statement regarding Computation of Net Income Per Share.
    13.1     2  Portions of the Annual Report to Stockholders for the fiscal year ended July 31, 1997 expressly incorporated by reference herein.
    21.1     1  Subsidiaries of the Registrant.
    23.1     2  Consent of Price Waterhouse LLP, Independent Accountants.
    24.1     2  Power of Attorney  (reference page 27 of this Form 10-K)
    27.1     2  Financial Data Schedule (filed in EDGAR format only).


   +    Confidential treatment has been granted for portions of this exhibit.

   1. Incorporated by reference to identically numbered Exhibit to the Company's Registration Statement on Form S-1.

   2.   Filed herewith.

    REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Puma Technology, Inc.

Our audits of the consolidated financial statements referred to in our report dated August 25, 1997 appearing in the 1997 Annual Report to Stockholders of Puma Technology, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Price Waterhouse LLP

San Jose, California
August 25, 1997

SCHEDULE II


                            PUMA TECHNOLOGY, INC.

                      VALUATION AND QUALIFYING ACCOUNTS

                              (IN THOUSANDS)


                                      PERIOD/       BALANCE AT    CHARGED TO     DEDUCTIONS            END OF
                                   YEAR ENDED     BEGINNING OF     COSTS AND                      PERIOD/YEAR
                                      JULY 31      PERIOD/YEAR      EXPENSES
Allowance for Doubtful                   1995           $  -           $  -           $   -           $  -
  Accounts and Sales Returns
Allowance for Doubtful                   1996           $  -           $184           $   -           $184
  Accounts and Sales Returns
Allowance for Doubtful                   1997           $184           $948           $ 455           $677
  Accounts and Sales Returns

SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, on this 28th day of October, 1997.

                                       Puma Technology, Inc.



    Date:  October 28, 1997            By:  /s/ M. Bruce Nakao
                                            --------------------------

                                            M. Bruce Nakao
                                            Senior Vice President and
                                            Chief Financial Officer


                              POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Bradley A. Rowe and M. Bruce Nakao, and each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

SIGNATURE                                  TITLE                          DATE
--------------------------------------------------------------------------------------
/s/ BRADLEY A. ROWE                President, Chief Executive         October 28, 1997
-----------------------------      Officer and Director
Bradley A. Rowe                    (PRINCIPAL EXECUTIVE OFFICER)

/s/ STEPHEN A. NICOL               Senior Vice President,             October 28, 1997
-----------------------------      Sales and Secretary
Stephen A. Nicol

/s/ M. BRUCE NAKAO                 Senior Vice President and,         October 28, 1997
-----------------------------      Chief Financial Officer
M. Bruce Nakao

/s/ MICHAEL M. CLAIRE
-----------------------------      Chairman of the Board              October 28, 1997
Michael M. Claire

/s/ TYRONE F. PIKE                 Director                           October 28, 1997
-----------------------------
Tyrone F. Pike

/s/ Dr. ROBERT A. RUTNER, DDS      Director                           October 28, 1997
-----------------------------
Dr. Robert A. Rutner, DDS