Form 10-Q
period 1997-10-31
PUMA TECHNOLOGY INC
filed 1997-12-12
CIK 1020716

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                             ________________

                                FORM 10-Q

  / X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended October 31, 1997


   /  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934


   For the Transition Period From _____________ to _______________

              ____________________________________

                Commission File Number 333-11445

                       PUMA TECHNOLOGY, INC.
      (Exact name of registrant as specified in its charter)


              DELAWARE                         77-0349154
    (State or other jurisdiction of        (I.R.S. Employer
    incorporation or organization)         Identification No.)


                          2550 NORTH FIRST STREET,
                         SAN JOSE, CALIFORNIA  95131
                              408-321-7650
(Address and telephone number of principal executive office) (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/    No / /

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of October 31, 1997 was 12,085,097.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

THIS REPORT CONSISTS OF 24 PAGES.

                                PUMA TECHNOLOGY, INC.

                                      FORM 10-Q

                   FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997

                                  TABLE OF CONTENTS


                            PART I.  FINANCIAL INFORMATION                PAGE
                                                                          ----

Item 1.  Condensed Consolidated Financial Statements                         4

Item 2.  Management's Discussion and Analysis of Financial Condition         8
         and Results of Operations


                             PART II.  OTHER INFORMATION

Item 6.    Exhibits                                                         21

Signature                                                                   23

Summary of Trademarks                                                       24

PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included under this item are as follows:

FINANCIAL STATEMENT DESCRIPTION                                      PAGE
-------------------------------------------------------------------------

*   Condensed Consolidated Balance Sheet                              4
    October 31 and July 31, 1997

*   Condensed Consolidated Statement of Operations                    5
    Three Months Ended October 31, 1997 and 1996

*   Condensed Consolidated Statement of Cash Flows                    6
    Three Months Ended October 31, 1997 and 1996

*   Notes to Condensed Consolidated Financial Statements              7

                                PUMA TECHNOLOGY, INC.

                         CONDENSED CONSOLIDATED BALANCE SHEET
                        (in thousands, except per share data)
                                     (unaudited)

                                                                           October 31,     July 31,
                                                                              1997           1997
                                                                           -----------     ---------
ASSETS
Current assets:
  Cash and cash equivalents                                                 $  5,403      $  5,824
  Short-term investments                                                      15,431        15,347
  Accounts receivable, net                                                     3,169         3,615
  Inventories                                                                    257           224
  Other current assets                                                           606           443
                                                                            --------      --------
           Total current assets                                               24,866        25,453
                                                                            --------      --------
Property and equipment, net                                                    3,297         2,844
Other assets                                                                   1,090         1,116
                                                                            --------      --------
                 TOTAL ASSETS                                              $  29,253     $  29,413
                                                                            --------      --------
                                                                            --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $  812      $  1,215
  Accrued liabilities                                                            893         1,001
  Deferred revenue                                                               632           683
  Current portion of capital lease obligations                                    25            25
                                                                            --------      --------
           Total current liabilities                                           2,362         2,924
                                                                            --------      --------
Capital lease obligations, net of current portion                                 54            66
                                                                            --------      --------
           Total liabilities                                                   2,416         2,990
                                                                            --------      --------

Stockholders' equity:
  Common stock, $0.001 par value; 12,085 and 12,032 shares issued and
     outstanding at October 31, 1997 and July 31, 1997, respectively              12            12
  Additional paid-in capital                                                  31,704        31,525
  Receivable from stockholders                                                  (192)         (192)
  Deferred stock compensation                                                    (74)          (81)
  Accumulated deficit                                                         (4,613)       (4,841)
                                                                            --------      --------
           Total stockholders' equity                                         26,837        26,423
                                                                            --------      --------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  29,253     $  29,413
                                                                            --------      --------
                                                                            --------      --------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           PUMA TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        (in thousands, except per share data)
                                  (unaudited)

                                                                             THREE MONTHS ENDED
                                                                                  OCTOBER 31,
                                                                              1997          1996
                                                                            --------      --------
REVENUE                                                                     $  5,237      $  3,202
Cost of revenue                                                                  625           357
                                                                            --------      --------
GROSS PROFIT                                                                   4,612         2,845
                                                                            --------      --------

OPERATING EXPENSES:
    Research and development                                                   2,132         1,201
    Sales and marketing                                                        1,601           878
    General and administrative                                                   797           427
                                                                            --------      --------
            Total operating expenses                                           4,530         2,506
                                                                            --------      --------

OPERATING INCOME                                                                  82           339
    Interest and other income, net                                               285            11
                                                                            --------      --------

INCOME BEFORE INCOME TAXES                                                       367           350
    Provision for income taxes                                                  (139)         (123)
                                                                            --------      --------

NET INCOME                                                                    $  228        $  227
                                                                            --------      --------
                                                                            --------      --------

NET INCOME PER SHARE                                                         $  0.02       $  0.02

SHARES USED IN PER SHARE CALCULATION                                          12,497        10,112
                                                                            --------      --------
                                                                            --------      --------

        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 PUMA TECHNOLOGY, INC.

                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (in thousands)
                                     (unaudited)

                                                                              THREE MONTHS ENDED
                                                                                   OCTOBER 31,
                                                                               1997           1996
                                                                             -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $  228        $  227
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                255           119
    Customer deposits and other                                                    -            22
    Changes in operating assets and liabilities                                 (325)         (661)
                                                                              ------        ------
        Net cash provided by (used in) operating activities                      158          (293)
                                                                              ------        ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                           (663)         (125)
  Maturities (purchases) of short-term investments                               (84)            -
                                                                              ------        ------
        Net cash used in investing activities                                   (747)         (125)
                                                                              ------        ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under capital lease obligations                             (12)           (9)
  Principal repayments on notes payable                                            -           (45)
  Net proceeds upon exercise of stock options                                     31             -
  Net proceeds of convertible preferred stock                                      -         1,582
  Net proceeds from newly issued common stock                                    149           241
                                                                              ------        ------
        Net cash provided by financing activities                                168         1,769
                                                                              ------        ------
Net increase (decrease) in cash and cash equivalents                            (421)        1,351
Cash and cash equivalents at the beginning of the period                       5,824           982
                                                                              ------        ------
Cash and cash equivalents at the end of the period                           $ 5,403       $ 2,333
                                                                              ------        ------
                                                                              ------        ------

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        PUMA TECHNOLOGY, INC.

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------------------------------------------

NOTE 1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements for the three months ended October 31, 1997 and 1996 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997. The results of operations for the interim period ended October 31, 1997 are not necessarily indicative of results to be expected for the full year.

NOTE 2.  NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common shares outstanding and common equivalent shares arising from the assumed exercise of stock options (if dilutive) and preferred shares on an as-converted basis. Pursuant to the requirements of the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common shares, convertible preferred stock (using the as-converted method) and stock option warrants (using the treasury stock method and the initial public offering price) issued during the 12 month period prior to the initial public offering have been included in computations as if they were outstanding for all periods through the effective date of the initial public offering.

NOTE 3.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 1997, the FASB issued Statement No. 128 (SFAS No. 128), "Earnings per Share" which will be effective commencing with the Company's quarter ended January 31, 1998. SFAS No. 128 requires a change in the method currently used to compute earnings per share and that all prior periods be restated. Under the new requirements, primary and fully diluted earnings per share calculations would be replaced by basic and diluted earnings per share calculations. Basic and diluted earnings per share calculations applying SFAS No. 128 will be the same as the Company's reported primary earnings per share for the three month periods ended October 31, 1997 and 1996.

                        PUMA TECHNOLOGY, INC.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO AND IN CONJUNCTION WITH MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN THE FORM 10-K. THIS QUARTERLY REPORT ON FORM 10-Q, AND IN PARTICULAR MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE PERFORMANCE OF THE COMPANY THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES INCLUDING THOSE DISCUSSED IN "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" AND "BUSINESS RISKS" BELOW. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES", "EXPECTS", "INTENDS", "FUTURE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY MAY DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS DUE TO SUCH RISKS AND UNCERTAINTIES. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS OR CHANGES IN FACTORS OR ASSUMPTIONS AFFECTING SUCH FORWARD-LOOKING ASSUMPTIONS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS, WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

RESULTS OF OPERATIONS

OVERVIEW

Puma Technology, Inc. ("Puma" or "the Company") develops, markets and supports Mobile Data Exchange (MDE)-TM- software, including wireless infrared connectivity and advanced data synchronization software. The Company currently has two families of products -- its TranXit family of products that supports infrared connectivity and its IntelliSync-TM- family of products that performs advanced data synchronization.

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

IntelliSync software is used for advanced data synchronization of data base information that resides on a computer such as a desktop machine and increasingly popular handheld devices such as electronic organizers, handheld computers, smart phones and smart pagers. The Company's software actually runs on the desktop computer and keeps information in the desktop and the handheld device synchronized. IntelliSync software is currently distributed directly to the end user and through the Company's retail distribution channel, and is bundled with their products by some of the handheld device manufacturers.

The following table sets forth certain consolidated statement of income data as a percentage of revenue for the periods indicated:

                                               THREE MONTHS ENDED
                                                   OCTOBER 31,
                                            1997                1996
                                           ------              ------
REVENUE                                     100.0%             100.0%
                                            -----              -----
Cost of revenue                              11.9               11.1
                                            -----              -----
GROSS PROFIT                                 88.1               88.9
                                            -----              -----
OPERATING EXPENSES:
    Research and development                 40.7               37.6
    Sales and marketing                      30.6               27.4
    General and administrative               15.2               13.3
                                            -----              -----
            Total operating expenses         86.5               78.3
                                            -----              -----
OPERATING INCOME                              1.6               10.6
    Interest and other income, net            5.4                0.3
                                            -----              -----
INCOME BEFORE INCOME TAXES                    7.0               10.9
    Provision for income taxes               (2.6)              (3.8)
                                            -----              -----
NET INCOME                                    4.4%               7.1%
                                            -----              -----
                                            -----              -----

REVENUE. The Company's revenue is derived from two primary sources; software licenses and fees for service. License revenue is derived from the licensing of software products and royalty agreements with OEMs. The Company's revenue for the three months ended October 31, 1997 increased by 64% to $5,237,000 as compared to $3,202,000 for the same period in 1996. The overall increase in revenue was due to increased license revenue resulting from increased unit shipments of the Company's TranXit and IntelliSync products and increased service revenue resulting from increased customer funded engineering services.

Service revenue is derived from fees for services including customer funded engineering services and amortization of maintenance contract programs. Service revenue represented 14% and 2% of revenue for the three months ended October 31, 1997 and 1996, respectively. The year over year increase in service revenue is primarily due to increased customer funded engineering services, and to a lesser extent, increased amortization of maintenance contract programs. The Company believes this percentage may fluctuate in the future.

OEM revenue continues to represent a significant portion of the Company's revenue. OEM revenue represented 78% and 64% of the Company's revenue in three months ended October 31, 1997 and 1996, respectively. Toshiba represented 22% and 21% of revenue for the three months ended October 31, 1997 and 1996, respectively. Sharp represented 16% of revenue for the three months ended October 31, 1997. Although several OEMs are subject to certain contractual minimum purchase obligations, there can be no assurance that any particular OEM will satisfy the obligation. Accordingly, the Company recognizes revenue from minimum guaranteed royalties when such royalties are earned and become payable. The Company believes that the percentage of revenue derived from OEMs may fluctuate in future periods depending in part upon the marketing channels used by the Company for future products currently under development.

International revenue continues to represent a significant portion of the Company's revenue. International revenue represented approximately 67% and 58% of the Company's revenue in the first fiscal quarter of 1998 and 1997, respectively.

The foregoing statements regarding new product information are forward-looking statements. Actual events or the actual future results of the Company may differ materially from any forward-looking statements due to such risks and uncertainties. Introduction of new products and enhancements of existing products can have a significant impact on the Company's revenue. Any delays in the scheduled release of major new products and enhancements can have a material adverse impact on the Company's business, operating results and financial condition. The Company plans to introduce new versions of IntelliSync for Notebooks, IntelliSync for PC's and other new products at various times throughout the remainder of fiscal 1998. Any delays in introduction of these products or failure of these products to achieve anticipated levels of market acceptance will have an adverse impact on the Company's business, operating results and financial condition.

COST OF REVENUE. Cost of revenue consists primarily of product media and duplication, manuals, packing supplies, shipping expenses and personnel related costs incurred under customer funded software development agreements. For the three months ended October 31, 1997 and 1996, cost of revenue as a percentage of revenue was approximately 12% and 11%, respectively. The slight year over year increase in cost of revenue was primarily due to increased costs associated with increased levels of customer funded engineering services.

The Company's cost of revenue is affected by the mix between its distribution channels and is affected by the mix between its revenue sources including royalties, packaged product, customer funded engineering contracts and sales and fulfillment via its Web site. A majority of IntelliSync revenue is derived by direct sales to distributors and retailers as well as end-users. The Company anticipates that gross profit as a percentage of total revenue will decrease, to the extent sales to distributors and retailers increase in proportion to the Company's total revenue. This decline in gross profit percentage is anticipated since the average selling price to distributors and retailers is lower due to distributor discounts and the cost of revenue is higher due to product costs. Royalty revenue is derived largely from licensing TranXit to OEM customers and cost of sales attributable to TranXit royalties have not been significant so far.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, quality assurance personnel, fees to outside contractors and the cost of facilities and depreciation of capital equipment. Research and development expenses increased 78% to $2,132,000 in the first fiscal quarter of 1998 from $1,201,000 in the comparable fiscal quarter of 1997. The year over year absolute dollar increase in research and development expenses from the first quarter of fiscal 1997 to the first quarter of fiscal 1998 was primarily due to increased personnel related costs and spending required to develop the Company's IntelliSync product offerings and, to a lesser extent, increased personnel related costs and spending required to develop enhanced versions of TranXit and other new products. A significant portion of the Company's research and development expenses are comprised of fees paid to outside contractors which are engaged by the Company on a project-by-project basis. Research and development spending is anticipated to increase in absolute dollars as the Company continues to invest in product development. In addition, the Company believes research and development expenses may fluctuate from quarter to quarter both in absolute dollars as well as a percentage of revenue, depending upon the status of various development projects.

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

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, promotional expenses and other related expenses of sales and marketing personnel. Sales and marketing expenses increased 82% to $1,601,000 in the first fiscal quarter of 1998 from $878,000 for the comparable quarter in the prior year. The year over year sales and marketing expenses increase from the first quarter of fiscal 1997 to the first fiscal quarter of 1998 were primarily due to increased marketing activities, including product promotions and corporate advertising, and the expansion of the Company's sales force and related personnel spending in an effort to expand its customer base and channel presence. Additionally, in an effort to expand its presence in the retail market channel, the Company has incurred higher levels of market development and cooperative advertising expenses paid to its distributors. The Company intends to focus its energy on creating end user demand and, accordingly, expects to increase its investment in both its sales and marketing team as well as advertising in fiscal 1998. Additionally, the Company intends to continue expanding its sales and marketing organization to promote new products and increase its presence in the distribution and retail channel. As a result, the Company anticipates that sales and marketing expenses will continue to increase in absolute dollars throughout the remainder of fiscal 1998.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and other outside professional fees. General and administrative expenses increased 87% to $797,000 in the first fiscal quarter of 1998 from $427,000 for the same period in the prior year. The year over year increases in absolute general and administrative spending from the first fiscal quarter of 1997 to the first fiscal quarter of 1998 was primarily due to increased legal and financial costs, spending to support the need for a growing infrastructure, and to a lesser extent, increased provisions for doubtful accounts. The Company anticipates that its general and administrative expenses will increase in absolute dollars in the future as the Company expands its administrative staff, management information systems and other items related to infrastructure.

INTEREST AND OTHER INCOME, NET. Interest and other income, net, represents interest earned by the Company on its cash and short-term investments, offset by interest expense on capitalized leases and miscellaneous fees and charges. Interest and other income, net, increased to $285,000 in the first fiscal quarter of 1998 from $11,000 for the same period in the prior year. The increase in interest and other income, net, in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997 was primarily due to increased interest income on higher levels of cash equivalents and short-term investments. The increased balances were primarily a result of proceeds generated from the Company's initial public offering in December 1996.

PROVISION FOR INCOME TAXES. Provision for income taxes increased to $139,000 in the first fiscal quarter of 1998 from $123,000 for the same period in the prior year. The provision for income taxes primarily represents foreign withholding taxes. The foreign withholding taxes are a function of royalties earned by the Company from certain foreign customers. The Company's overall tax rate for fiscal 1998 is significantly dependent on the amount and mix of income derived from sources subject to foreign withholding taxes. The Company's estimate of its fiscal 1998 income tax rate is based on current projections and mix of its pre-tax income. Any adverse movements in such projections could cause the income tax rate to increase.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities provided cash of $159,000 and used cash of $293,000 in the first fiscal quarter of 1998 and 1997, respectively. Net cash provided in the first quarter of fiscal 1998 was primarily due to net income adjusted for depreciation and amortization and reductions in accounts receivable. Net cash used in the first quarter of fiscal 1997 was primarily due to by increases in accounts receivable, inventories and other assets and decreases in accrued liabilities partially offset by net income adjusted for depreciation and amortization and increases in deferred revenue and accrued liabilities.

Cash used in investing activities was $747,000 and $125,000 in the first fiscal quarter of 1998 and 1997, respectively. Cash used in the first quarter of fiscal 1998 was primarily due to purchases of property and equipment, and to a lesser extent, purchases of short-term investments. Cash used in the first quarter of fiscal 1997 was primarily due to purchases of property and equipment. The Company expects purchases of property and equipment to increase in the remainder of fiscal 1998 as it purchases computer and other equipment to enhance its infrastructure as well as expand its facility located on the East Coast.

Cash provided by financing activities was $168,000 and $1,769,000 in the first fiscal quarter of 1998 and 1997, respectively. Cash provided from financing activities in the first quarter of fiscal 1998 was primarily due to stock purchases of common stock under the Company's Employee Stock Purchase Plan, and to a lesser extent, exercise of stock options. Cash provided from financing activities in the first quarter of fiscal 1997 was primarily due to the issuance of preferred stock and newly issued common stock.

At October 31, 1997 the Company's principal source of liquidity represented by cash, cash equivalents and short-term investments totaled $20,834,000. The Company currently has no significant capital commitments. The Company currently has no bank financing arrangements. The Company believes that its current cash, cash equivalents and short-term investment balances and cash generated from operations, if any, will be sufficient to meet its working capital and other cash requirements for at least the next twelve months.

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

The Company historically has derived a substantial portion of its revenue from OEMs. Due to the Company's ongoing effort to expand into retail and reseller distribution channels, an increasing percentage of the Company's licensing activity is expected to result from the sale of products through distributors and other resellers, which sales are harder to predict and may have lower margins than other channels. Sales through such channels may contribute to increased fluctuation of operating results. A significant portion of the Company's revenue in any quarter is typically derived from sales to a limited number of customers. The Company has generally recognized a substantial portion of its revenue in the last month of each quarter, when it typically receives royalty reports from its OEM customers. Any significant deferral of purchases of the Company's products by its customers could have a material adverse effect on the Company's business, operating results and financial condition in any particular quarter. To the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected.

The Company recently expanded its sales channel by fulfilling orders via the World Wide Web. Given its limited history, there can be no assurance of continued acceptance or demand for orders placed via the Web. Additionally, there can be no assurance that Web sales may not adversely affect sales in the Company's retail and reseller sales channels.

The Company's gross margin on its service revenue is substantially lower than its gross margin on license revenue. Any increase in service revenue would have a corresponding increase in cost of revenue and may have an adverse effect on the Company's gross margins. The Company may also reduce prices or increase spending in response to competition or to pursue new market opportunities.

The operating results of many software companies reflect seasonal fluctuation. For example, sales in Europe and certain other countries typically are adversely affected in the summer months when business activity is reduced. The Company's revenues and operating results may be adversely affected by diminished demand for the Company's products on a seasonal basis.

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

BUSINESS RISKS

LIMITED HISTORY OF OPERATIONS AND PROFITABILITY. Puma was organized in August 1993 and began shipping products in October 1994. Accordingly, the Company has a limited operating history upon which an evaluation of the Company can be based. The Company has only been profitable in six quarters since inception. The Company's results must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in a new and evolving market such as the mobile data exchange software market. Although the Company has experienced increased quarterly revenue over the last six fiscal quarters, such growth rates may not be sustainable and are not indicative of future operating results. There can be no assurance that any of the Company's business strategies will be successful or that the Company's revenue growth or profitability will continue on a quarterly or annual basis.

RISKS ASSOCIATED WITH NEW PRODUCT DEVELOPMENT AND TIMELY INTRODUCTION OF NEW AND ENHANCED PRODUCTS. The markets for the Company's products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. The Company first introduced its TranXit products in October 1994. As its product families mature, the Company expects that their gross margins may decline. The Company's future success will depend to a substantial degree upon its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards. The Company budgets amounts to expend for research and development based on planned product introductions and enhancements; however, actual expenditures may significantly differ from budgeted expenditures. Inherent in the product development process is a number of risks. The development of new, technologically advanced software products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The introduction of new or enhanced products also requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. The Company is continually required to recruit new engineering personnel to meet increased engineering and testing requirements associated with patent development and enhancement. There can be no assurance that the Company will successfully develop, introduce or manage the transition to new products. Nor can there be any assurance that the Company will be able to hire and retain sufficient engineering personnel to meet the requirements inherent in this transition. The Company has in the past, and may in the future, experience delays in the introduction of its products, due to factors internal and external to the Company. Any future delays in the introduction or shipment of new or enhanced products, the inability of such products to gain market acceptance or problems associated with new product transitions could adversely affect the Company's operating results, particularly on a quarterly basis.

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

RISKS ASSOCIATED WITH DEVELOPMENT OF RETAIL DISTRIBUTION CHANNEL. The Company intends to distribute its products through distributors, major computer and software retailing organizations, consumer electronics stores, discount warehouse stores and other specialty retailers. The Company often sells on a purchase order basis, and there are often no minimum purchase obligations on behalf of any principal distributor or retailer. Distribution and retailing companies in the computer industry have from time to time experienced significant fluctuations in their businesses, and there have been a number of business failures among these entities. The insolvency or business failure of any significant distributor or retailer of the Company's products could have a material adverse effect on the Company's business, operating results and financial condition. Further, certain mass-market retailers have established exclusive relationships under which such retailers will buy customer software only from one or two intermediaries. In such instances, the price or other terms on which the Company sells to such retailers may be materially adversely affected by the terms imposed by such intermediaries, or the Company may be unable to sell to such retailers on the terms, which the Company deems acceptable.

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

In July 1997, the Company acquired substantially all of the assets of Real World Solutions, Inc. (RWS), a developer of client/server solutions. As a result of the acquisition four new employees joined the Company. RWS had incurred a cumulative loss through its acquisition by Puma on July 17, 1997 of approximately $1.3 million on cumulative revenue of $0.5 million.

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

DEPENDENCE ON STRATEGIC BUSINESS RELATIONSHIPS; RISKS ASSOCIATED WITH THIRD-PARTY SERVICES. The Company believes that its success is largely dependent on its strategic relationships with key participants in the PC and mobile computing device industries, including Compaq, IBM, Intel, Microsoft, NEC, Sharp, Texas Instruments, Toshiba and 3COM. These relationships generally enable the Company to receive prototypes from hardware manufacturers and software vendors prior to their market introduction. The Company is thereby in a stronger position to launch complementary product offerings shortly after the commercial release of these companies' new hardware and software products. The loss of any of these strategic relationships or any other significant partner could materially adversely affect the Company's product development efforts, its business, operating results and financial condition and its ability to realize its strategic objective to be the technological leader in its industry. In addition, the Company relies significantly on third-party services. In particular, third party services translate the Company's products into 13 different native languages. The Company has generally been able to obtain translated, functional versions of its products in a timely manner. However, any significant delays by such third parties could delay new or existing shipments of products and have a material adverse effect on the Company's business, operating results and financial condition.

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

DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant degree upon the continuing contributions of its engineering, management, sales and marketing personnel. The Company has few employment contracts with its key personnel and does not maintain any key person life insurance policies. The loss of key management or technical personnel could adversely affect the Company. The Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled engineering, management, sales and marketing personnel. Failure to recruit, hire, train and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

PROPRIETARY RIGHTS, RISKS OF INFRINGEMENT AND SOURCE CODE RELEASE. The Company relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and name recognition are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has four issued United States patents that expire in 2012, 2014, 2015 and has six patent applications pending. In addition, the Company has corresponding international patent applications pending under the Patent Cooperation Treaty in countries to be designated at a later date. There can be no assurance that the Company's patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the

Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. The Company distributes its software products in the United States, Japan, Taiwan and member countries of the European Union. The laws and practices of some foreign countries in which the Company does business, in particular Taiwan, do not ensure that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. There can be no assurance that the Company will not distribute its software products in the future to countries where the enforcement of proprietary rights may be equally or more uncertain. The Company has also entered into source code escrow agreements with a limited number of its customers requiring release of source code in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. The Company also provides its source code to foreign language translation service providers and consultants to the Company in limited circumstances. The provision of source code may increase the likelihood of misappropriation by third parties.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. International revenue accounted for a significant portion of the Company's revenue in the first quarter of fiscal 1998 and in fiscal 1997. The Company expects that international revenue will continue to account for a significant portion of its future revenue. Revenue from the Company's international operations is subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the summer months of each year when many customers and users reduce their business activities. These seasonal factors may have a material adverse effect on the Company's business, operating results and financial condition. Although the Company's revenue is currently denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Furthermore, future international activity may result in foreign currency denominated sales, particularly if international revenue from distributors increases. Consequently, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's operating results. Royalty income by the Company from customers in certain countries, such as Japan and Taiwan, is subject to withholding income taxes. The amount and mix of the Company's income derived from such customers will impact the Company's provision for income taxes. Differences in the amount and mix of the Company's income actually derived from customers subject to foreign withholding taxes as compared to the amounts forecasted by the Company may adversely impact the Company's income tax rate.

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

                     PART II. OTHER INFORMATION


ITEM 6. EXHIBITS

(a)  Exhibits

     11.1  Computation of net income per share is on page 22.

     27.1  Financial Data Schedule


ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED

                        PUMA TECHNOLOGY, INC.
               COMPUTATION OF NET INCOME PER SHARE
                 (IN THOUSANDS, PER SHARE DATA)

-----------------------------------------------------------------------------------
EXHIBIT 11.1                                         THREE MONTHS ENDED OCTOBER 31,
                                                           1997          1997
-----------------------------------------------------------------------------------
NET INCOME                                               $   228       $   227
                                                         -------       -------
                                                         -------       -------
PRIMARY:

Weighted average common shares outstanding                12,065         2,964
Common stock equivalents:


    Preferred stock using the as if converted method           -         4,089
    Stock options using the treasury stock method            432           507
Shares related to Staff Accounting Bulletin No. 83                       2,552
                                                         -------       -------
Shares used in computing primary net income per share     12,497        10,112
                                                         -------       -------

PRIMARY NET INCOME PER SHARE                             $  0.02       $  0.02
                                                         -------       -------
                                                         -------       -------

-----------------------------------------------------------------------------------

                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      Puma Technology, Inc.



Date:  December 12, 1997              By:  /s/ M. Bruce Nakao
                                           -----------------------
                                           M. Bruce Nakao
                                           Sr. Vice President and
                                           Chief Financial Officer

                         PUMA TECHNOLOGY, INC.

                         SUMMARY OF TRADEMARKS


The following trademarks of Puma Technology, Inc., which may be registered in certain jurisdictions, are referenced in this Form 10-Q:

IntelliLink
IntelliSync
Mobile Data Exchange
Puma Technology
TranXit

All other brand or product names are trademarks or registered trademarks of their respective holders.