Form 10-Q
period 1998-01-31
PUMA TECHNOLOGY INC
filed 1998-03-16
CIK 1020716

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               -----------

                                FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998


           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _____________ TO _______________

                               -----------

                    COMMISSION FILE NUMBER 333-11445

                         PUMA TECHNOLOGY, INC.

        (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                     77-0349154
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)               Identification No.)


            2550 NORTH FIRST STREET, SAN JOSE, CALIFORNIA          95131
                           408-321-7650                          (Zip Code)
(Address and telephone number of principal executive office)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]     No [ ]


The number of shares outstanding of the registrant's common stock, par value
          $0.001 per share, as of January 31, 1998 was 12,113,883.

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                    THIS REPORT CONSISTS OF 25 PAGES.

                                PUMA TECHNOLOGY, INC.

                                      FORM 10-Q

                   FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

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

PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included under this item are as follows:

FINANCIAL STATEMENT DESCRIPTION                                            PAGE
--------------------------------------------------------------------------------


-    Condensed Consolidated Balance Sheet                                    4
     January 31, 1998 and July 31, 1997

-    Condensed Consolidated Statement of Operations                          5
     Three and Six Months Ended January 31, 1998 and 1997

-    Condensed Consolidated Statement of Cash Flows                          6
     Six Months Ended January 31, 1998 and 1997

-    Notes to Condensed Consolidated Financial Statements                    7

                             PUMA TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               (in thousands)
                                (unaudited)

-------------------------------------------------------------------------------
                                                        JANUARY 31,    JULY 31,
                                                          1998           1997
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                             $  9,052      $  5,824
  Short-term investments                                  11,726        15,347
  Accounts receivable, net                                 3,851         3,615
  Inventories                                                254           224
  Other current assets                                       765           443
-------------------------------------------------------------------------------
    Total current assets                                  25,648        25,453
-------------------------------------------------------------------------------
Property and equipment, net                                3,391         2,844
Other assets                                               1,057         1,116
-------------------------------------------------------------------------------
      TOTAL ASSETS                                      $ 30,096      $ 29,413
-------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $  1,051      $  1,215
  Accrued liabilities                                        998         1,001
  Deferred revenue                                           711           683
  Current portion of capital lease obligations                25            25
-------------------------------------------------------------------------------
    Total current liabilities                              2,785         2,924
-------------------------------------------------------------------------------
Capital lease obligations, net of current portion             45            66
-------------------------------------------------------------------------------
    Total liabilities                                      2,830         2,990
-------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, $0.001 par value; 12,114 and
   12,032 shares issued and outstanding at
   January 31, 1998 and July 31, 1997, respectively           12            12
  Additional paid-in capital                              31,750        31,525
  Receivable from stockholders                              (192)         (192)
  Deferred stock compensation                                (67)          (81)
  Accumulated deficit                                     (4,237)       (4,841)
-------------------------------------------------------------------------------
     Total stockholders' equity                           27,266        26,423
-------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 30,096      $ 29,413
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

   SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             PUMA TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share data)
                                 (Unaudited)

---------------------------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                            JANUARY 31,                   JANUARY 31,
                                                       1998           1997           1998           1997
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
REVENUE                                             $  5,727       $  3,624        $10,964       $  6,826
Cost of revenue                                          629            295          1,254            652
---------------------------------------------------------------------------------------------------------
GROSS PROFIT                                           5,098          3,329          9,710          6,174
---------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Research and development                             2,299          1,429          4,431          2,630
  Sales and marketing                                  1,826            880          3,427          1,758
  General and administrative                             661            505          1,458            932
---------------------------------------------------------------------------------------------------------
    Total operating expenses                           4,786          2,814          9,316          5,320
---------------------------------------------------------------------------------------------------------
OPERATING INCOME                                         312            515            394            854
  Interest and other income, net                         295            183            580            194
---------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                               607            698            974          1,048
  Provision for income taxes                            (231)          (244)          (370)          (367)
---------------------------------------------------------------------------------------------------------
NET INCOME                                          $    376       $    454        $   604        $   681
---------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE:

  Basic                                             $   0.03       $   0.05        $  0.05        $  0.10

  DILUTED                                           $   0.03       $   0.04        $  0.05        $  0.06

SHARES USED IN PER SHARE CALCULATION:

  Basic                                               12,103          9,014         12,088          6,691

  DILUTED                                             12,548         11,502         12,526         10,562
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             PUMA TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)


------------------------------------------------------------------------------------------
                                                                     SIX MONTHS ENDED
                                                                        JANUARY 31,
                                                                    1998           1997
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $    604       $    681
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                      549            283
    Customer deposits and other                                        (68)            20
    Changes in operating assets and liabilities                       (706)          (779)
------------------------------------------------------------------------------------------
      Net cash provided by  operating activities                       379            205
------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                 (976)          (219)
  Maturities (purchases) of short-term investments                   3,621        (15,749)
------------------------------------------------------------------------------------------
      Net cash provided by (used in) investing activities            2,645        (15,968)
------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under capital lease obligations                   (21)           (19)
  Proceeds from conversion of warrants                                   -            405
  Net proceeds upon exercise of stock options                           76            548
  Note repayments by stockholders                                        -          1,514
  Net proceeds from newly issued common stock                          149         21,300
------------------------------------------------------------------------------------------
      Net cash provided by financing activities                        204         23,748
------------------------------------------------------------------------------------------
Net increase  in cash and cash equivalents                           3,228          7,985
Cash and cash equivalents at the beginning of the period             5,824            982
------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                $  9,052       $  8,967
------------------------------------------------------------------------------------------

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           PUMA TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

------------------------------------------------------------------------------

NOTE 1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements for the three and six months ended January 31, 1998 and 1997 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997. The results of operations for the interim periods ended January 31, 1998 are not necessarily indicative of results to be expected for the full year.

NOTE 2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 1997, the AICPA issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which supersedes SOP 91-1. The Company will be required to adopt SOP 97-2 prospectively for software transactions entered into beginning August 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, postcontract customer support, installation and training, to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor specific objective evidence. The revenue allocated to software products, including specified upgrades or enhancements generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements generally is recognized as the services are performed. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The Company currently does not believe the adoption of SOP 97-2 will have a material impact on the Company's financial position or results of operations.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components. The Company will adopt SFAS No. 130 effective August 1, 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new requirements for the reporting of information regarding operating segments, products, services, geographic areas and major customers. The Company will adopt SFAS No.131 effective August 1, 1998.

NOTE 3.  EARNINGS PER SHARE

The Company has adopted the provisions of SFAS No. 128 (SFAS 128), "EPS", effective January 31, 1998. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options for all periods and convertible preferred stock for periods prior to the Company's initial public offering. All prior period earnings per share amounts have been restated to comply with SFAS 128.

Basic and diluted earnings per share were calculated as follows during the three and six months ended January 31, 1998 and 1997:

                        (in thousands, except per share data)
                                     (Unaudited)

----------------------------------------------------------------------------------------------------------------
                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 JANUARY 31,                   JANUARY 31,
                                                            1998           1997           1998           1997
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
BASIC:
  Weighted average common shares                             12,103          9,014         12,088          6,691
                                                           --------       --------       --------       --------
                                                           --------       --------       --------       --------

  Net income                                               $    376       $    454        $   604       $    681
                                                           --------       --------       --------       --------
                                                           --------       --------       --------       --------

  Net income per share                                        $0.03          $0.05          $0.05          $0.10
                                                           --------       --------       --------       --------
                                                           --------       --------       --------       --------

DILUTED:

  Weighted common shares                                     12,103          9,014         12,088          6,691

  Weighted average preferred  shares as if converted                         1,711                         3,043

  Common equivalent shares from stock
   options and warrants                                         445            777            438            828

                                                           --------       --------       --------       --------
  Shares used in per share calculation                       12,548         11,502         12,526         10,562
                                                           --------       --------       --------       --------
                                                           --------       --------       --------       --------

  Net income                                               $    376       $    454       $    604       $    681
                                                           --------       --------       --------       --------
                                                           --------       --------       --------       --------

  Net income per share                                     $   0.03       $   0.04       $   0.05       $   0.06
                                                           --------       --------       --------       --------
                                                           --------       --------       --------       --------

Options to purchase 193,188 and 10,690 shares of common stock at a range of $6.60 to $9.75 and $16.57 to $16.88 per share were outstanding during the second quarter of fiscal 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for each respective quarter.

                           PUMA TECHNOLOGY, INC.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO AND IN CONJUNCTION WITH MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN THE FORM 10-K. THIS QUARTERLY REPORT ON FORM 10-Q, AND IN PARTICULAR MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE PERFORMANCE OF THE COMPANY THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES INCLUDING THOSE DISCUSSED IN "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" AND "BUSINESS RISKS" BELOW. IN THIS REPORT, THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY MAY DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS DUE TO SUCH RISKS AND UNCERTAINTIES. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS OR CHANGES IN FACTORS OR ASSUMPTIONS AFFECTING SUCH FORWARD-LOOKING ASSUMPTIONS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS, WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

RESULTS OF OPERATIONS

OVERVIEW

Puma Technology, Inc. ("Puma" or "the Company") develops, markets and supports Mobile Data Exchange (MDE)-TM- software, including wireless infrared connectivity and advanced data synchronization software. The Company currently has three families of products -- its TranXit family of products that supports infrared connectivity, its IntelliSync-TM- family of products that performs advanced data synchronization, and its IntelliSync97 family of products which combines infrared connectivity with advanced data synchronization.

TranXit and IntelliSync 97 software is licensed primarily to original equipment manufacturer (OEM) customers, which are primarily makers of laptop computers. These OEM customers license the Company's software for inclusion in their laptop computers to enable infrared connectivity (IR) from the laptop back to desktop computers. These OEM customers include the Company's software into their products at the time of manufacture and for each device shipped, the Company collects a royalty. Royalties are typically paid to the Company once a quarter based on volume, although certain contracts contain fixed royalties regardless of volume, for a given time period.

IntelliSync software is used for advanced data synchronization of database information that resides on a computer such as a desktop machine and increasingly popular handheld devices such as electronic organizers, handheld computers, smart phones and smart pagers. The Company's software actually runs on the desktop computer and keeps information in the desktop and the handheld device synchronized. IntelliSync software is currently distributed directly to the end user and through the Company's retail distribution channel, and is bundled with their products by some of the handheld device manufacturers.

The following table sets forth certain consolidated statement of income data as a percentage of revenue for the periods indicated:

-------------------------------------------------------------------------
                                    THREE MONTHS ENDED   SIX MONTHS ENDED
                                        JANUARY 31,         JANUARY 31,
                                      1998      1997      1998       1997
-------------------------------------------------------------------------
-------------------------------------------------------------------------
REVENUE                              100.0%    100.0%    100.0%    100.0%
-------------------------------------------------------------------------
Cost of revenue                       11.0       8.1      11.4       9.6
-------------------------------------------------------------------------
GROSS PROFIT                          89.0      91.9      88.6      90.4
-------------------------------------------------------------------------
OPERATING EXPENSES:
  Research and development            40.2      39.5      40.4      38.5
  Sales and marketing                 31.9      24.3      31.3      25.8
  General and administrative          11.5      13.9      13.3      13.7
-------------------------------------------------------------------------
    Total operating expenses          83.6      77.7      85.0      77.9
-------------------------------------------------------------------------
OPERATING INCOME                       5.4      14.2       3.6      12.5
  Interest and other income, net       5.2       5.1       5.3       2.9
-------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES            10.6      19.3       8.9      15.4
  Provision for income taxes          (4.0)     (6.8)     (3.4)     (5.4)
-------------------------------------------------------------------------
NET INCOME                             6.6%     12.5%      5.5%     10.0%
-------------------------------------------------------------------------
-------------------------------------------------------------------------

REVENUE. The Company's revenue is derived from two primary sources; software licenses and fees for service. License revenue is derived from the licensing of software products and royalty agreements with OEMs. The Company's revenue for the three months ended January 31, 1998 increased by 58% to $5,727,000 as compared to $3,624,000 for the same period in 1997. For the six months ended January 31, 1998 revenue increased by 61% to $10,964,000 as compared to $6,826,000 for the six months ended January 31, 1997. The overall increase in revenue was primarily due to increased license revenue derived from the Company's TranXit and IntelliSync97 products sold to notebook manufacturers, increased license revenue derived from the Company's IntelliSync for handheld devices, and to a lesser extent, increased service revenue. The Company believes license revenue derived from handheld devices, in particular IntelliSync for Palm Pilot, was favorably impacted from increased demand due to the holiday season in its second fiscal quarter of 1998.

Service revenue is derived from fees for services including customer funded engineering services and amortization of maintenance contract programs. Service revenue represented 13% and 14% of the Company's revenue for the three and six months ended January 31, 1998, respectively. Service revenue was less than 10% of revenue for the three and six months ended January 31, 1997. The year over year increase in service revenue is primarily due to increased customer funded engineering services, and to a lesser extent, increased amortization of maintenance contract programs. The Company believes this percentage may fluctuate in the future.

OEM revenue continues to represent a significant portion of the Company's revenue. OEM revenue represented 70% and 78% of the Company's revenue in the three months ended January 31, 1998 and 1997, respectively. OEM revenue represented 74% and 72% of the Company's revenue in the six months ended January 31, 1998 and 1997, respectively. Toshiba represented 17% and 22% of revenue for the three months ended January 31, 1998 and 1997, respectively. Although several OEMs are subject to certain contractual minimum purchase obligations, there can be no assurance that any particular OEM will satisfy the obligation. Accordingly, the Company recognizes revenue from minimum guaranteed royalties when such royalties are earned and become payable. The Company believes that the percentage of revenue derived from OEMs may fluctuate in future periods depending in part upon the marketing channels used by the Company for future products currently under development, and the level of shipments by OEM customers of products with the Company's software.

International revenue continues to represent a significant portion of the Company's revenue. International revenue represented approximately 61% and 52% of the Company's revenue in the second fiscal quarter of 1998 and 1997, respectively. International revenue represented approximately 64% and 55% of revenue in the six months ended January 31, 1998 and 1997, respectively.

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

COST OF REVENUE. Cost of revenue consists primarily of product media and duplication, manuals, packing supplies, shipping expenses and personnel related costs incurred under customer funded software engineering services. For the three months ended January 31, 1998 and 1997, cost of revenue, as a percentage of revenue was approximately 11% and 8%, respectively. For the six months ended January 31, 1998 and 1997, cost of revenue as a percentage of revenue was approximately 11% and 10%, respectively. The year over year increase in cost of revenue was primarily due to increased costs associated with increased levels of customer funded engineering services.

The Company's cost of revenue is affected by the mix among its distribution channels and is affected by the mix among its revenue sources including royalties, packaged product, customer funded engineering contracts and sales and fulfillment via its Web site. A majority of IntelliSync for handhelds revenue is derived by direct sales to distributors and retailers as well as end-users. The Company anticipates that gross profit as a percentage of total revenue will decrease, to the extent sales to distributors and retailers increase in proportion to the Company's total revenue. This decline in gross profit percentage is anticipated since the average selling price to distributors and retailers is lower due to distributor discounts and the cost of revenue is higher due to product costs. Royalty revenue is derived largely from licensing TranXit and IntelliSync 97 to OEM customers and cost of sales attributable to TranXit and IntelliSync 97 royalties have not been significant so far.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, quality assurance personnel, fees to outside contractors and the cost of facilities and depreciation of capital equipment. Research and development expenses increased 61% to $2,299,000 in the second fiscal quarter of 1998 from $1,429,000 in the comparable fiscal quarter of 1997. For the six months ended January 31, 1998 research and development expenses totaled $4,431,000 representing a 69% increase compared to $2,630,000 for the same six-month period in fiscal 1997. The year over year increase in research and development expenses was primarily due to increased personnel related costs and spending required to develop the Company's IntelliSync product offerings and, to a lesser extent, increased personnel related costs and spending required to develop enhanced versions of TranXit and other new products. A significant portion of the Company's research and development expenses are comprised of fees paid to outside contractors which are engaged by the Company on a project-by-project basis. Research and development spending is anticipated to increase in absolute dollars as the Company continues to invest in product development. In addition, the Company believes research and development expenses may fluctuate from quarter to quarter both in absolute dollars as well as a percentage of revenue, depending upon the status of various development projects.

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

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, promotional expenses and other related expenses of sales and marketing personnel. Sales and marketing expenses increased 108% to $1,826,000 in the second fiscal quarter of 1998 from $880,000 for the comparable quarter in the prior year. Sales and marketing expenses increased 95% to $3,427,000 in the first six months of fiscal 1998 from $1,758,000 for the comparable six-month period in the prior year. The year over year sales and marketing expense increase for the second quarter of fiscal 1998 as compared to the second fiscal quarter of 1997 was primarily due to increased personnel related spending in both sales and marketing due to increased headcount. In addition, the Company increased its spending in the areas of corporate advertising and package design associated with the release of new products. Additionally, in an effort to expand its presence in the retail market channel, the Company has incurred higher levels of market development and cooperative advertising expenses paid to its distributors. The Company anticipates that sales and marketing expenses will continue to increase in absolute dollars throughout the remainder of fiscal 1998.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and other outside professional fees. General and administrative expenses increased 31% to $661,000 in the second fiscal quarter of 1998 from $505,000 for the same period in the prior year. General and administrative expenses increased 56% to $1,458,000 in the first six months of fiscal 1998 from $932,000 for the same period in the prior year. The year over year increases in absolute general and administrative spending from the second fiscal quarter of 1998 as compared to the second fiscal quarter of 1997 was primarily due to increased legal and financial costs, spending to support the need for a growing infrastructure, and to a lesser extent, increased provisions for doubtful accounts. The Company anticipates that its general and administrative expenses will increase in absolute dollars in the future as the Company expands its administrative staff, management information systems and other items related to infrastructure.

INTEREST AND OTHER INCOME, NET. Interest and other income, net, represents interest earned by the Company on its cash and short-term investments, offset by interest expense on capitalized leases and miscellaneous fees and charges. Interest and other income, net, increased to $295,000 in the second fiscal quarter of 1998 from $183,000 for the same period in the prior year and increased to $580,000 for the six months ended January 31, 1998 from $194,000 for the same period in 1997. The increase in interest and other income, net, in the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997 was primarily due to increased interest income on higher levels of cash equivalents and short-term investments. The increased balances were primarily a result of proceeds generated from the Company's initial public offering in December 1996.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased to $231,000 in the second fiscal quarter of 1998 from $244,000 for the same period in the prior year. The provision for income taxes increased to $370,000 in the first six months of fiscal 1998 from $367,000 for the same period in fiscal 1997. The provision for income taxes primarily represents foreign withholding taxes. The foreign withholding taxes are a function of royalties earned by the Company from certain foreign customers. The Company's overall tax rate for fiscal 1998 is significantly dependent on the amount and mix of income derived from sources subject to foreign withholding taxes. The Company's estimate of its fiscal 1998 income tax rate is based on current projections and mix of its pre-tax income. Any adverse movements in actual foreign withholding taxes or level of amount pre-tax income compared to such projections could cause the income tax rate to increase substantially in the second half of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities provided cash of $379,000 and $205,000 in the first six months of fiscal 1998 and 1997, respectively. Net cash provided in the first six months of fiscal 1998 was primarily due to net income adjusted for depreciation and amortization and partially offset by increases in accounts receivable and other assets and decreases in accounts payable. Net cash provided in the first six months of fiscal 1997 was primarily due to net income adjusted for depreciation and amortization and increases in accrued liabilities. These sources were partially offset by increases in accounts receivable and other assets and decreases in accounts payable and deferred revenue.

Cash provided by investing activities was $2,645,000 and used in investing activities was $15,968,000 in the first six months of fiscal 1998 and 1997, respectively. Cash provided in the first six months of fiscal 1998 was primarily due to maturities of short-term investments partially offset by purchases of property and equipment. Cash used in the first six months of fiscal 1997 was primarily due to purchases of short-term investments, and to a lesser extent, purchases of property and equipment. The Company expects purchases of property and equipment to increase in the remainder of fiscal 1998 as it purchases computer and other equipment to enhance its infrastructure as well as expand its facility located on the east coast.

Cash provided by financing activities was $204,000 and $23,748,000 in the first six months of fiscal 1998 and 1997, respectively. Cash provided from financing activities in the first six months of fiscal 1998 was primarily due to issuances of common stock under the Company's Employee Stock Purchase Plan, and to a lesser extent, exercise of stock options. Cash provided from financing activities in the first six months of 1997 was primarily due to the issuance of common stock in the Company's initial public offering, and to a much lesser extent, note repayments by stockholders and issuance of preferred stock.

At January 31, 1998 the Company's principal source of liquidity represented by cash, cash equivalents and short-term investments totaled $20,778,000. The Company currently has no significant capital commitments. The Company currently has no bank financing arrangements. The Company believes that its current cash, cash equivalents and short-term investment balances and cash generated from operations, if any, will be sufficient to meet its working capital and other cash requirements for at least the next twelve months.

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

The Company has expanded its sales channel by fulfilling orders via the World Wide Web. Given its limited history, there can be no assurance of continued acceptance or demand for orders placed via the Web. Additionally, there can be no assurance that Web sales may not adversely affect sales in the Company's retail and reseller sales channels.

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

BUSINESS RISKS

LIMITED HISTORY OF OPERATIONS AND PROFITABILITY. Puma was organized in August 1993 and began shipping products in October 1994. Accordingly, the Company has a limited operating history upon which an evaluation of the Company can be based. The Company has only been profitable in seven quarters since inception. The Company's results must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in a new and evolving market such as the mobile data exchange software market. Although the Company has experienced increased quarterly revenue over the last nine fiscal quarters, such growth rates may not be sustainable and are not indicative of future operating results. There can be no assurance that any of the Company's business strategies will be successful or that the Company's revenue growth or profitability will continue on a quarterly or annual basis.

RISKS ASSOCIATED WITH NEW PRODUCT DEVELOPMENT AND TIMELY INTRODUCTION OF NEW AND ENHANCED PRODUCTS. The markets for the Company's products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. The Company first introduced its TranXit products in October 1994, IntelliSync for handheld devices in the first quarter of fiscal 1997, and IntelliSync 97 in the first quarter of fiscal 1998. As its product families mature, the Company expects that their gross margins may decline. The Company's future success will depend to a substantial degree upon its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards. The Company budgets amounts to expend for research and development based on planned product introductions and enhancements; however, actual expenditures may significantly differ from budgeted expenditures. Inherent in the product development process is a number of risks. The development of new, technologically advanced software products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The introduction of new or enhanced products also requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. The Company is continually required to recruit new engineering personnel to meet increased engineering and testing requirements associated with patent development and enhancement. There can be no assurance that the Company will successfully develop, introduce or manage the transition to new products. Nor can there be any assurance that the Company will be able to hire and retain sufficient engineering personnel to meet the requirements inherent in this transition. The Company has in the past, and may in the future, experience delays in the introduction of its products, due to factors internal and external to the Company. Any future delays in the introduction or shipment of new or enhanced products, the inability of such products to gain market acceptance or problems associated with new product transitions could adversely affect the Company's operating results, particularly on a quarterly basis.

BUSINESS STRATEGY. The Company's current business strategy with respect to the market for synchronization software for handheld devices has been to identify multiple handheld solutions and software applications, and offer an array of solutions in its IntelliSync product family. In contrast, some of the Company's direct competitors in this market focus its efforts on fewer devices and fewer applications.

The Company's success is highly dependent upon the market acceptance of both the handheld devices and software applications supported by its IntelliSync products. Typically the Company must develop the software supporting a particular device or application before it has been determined whether that third-party product will be gain market acceptance. Lack of market acceptance of hardware or software products supported by the Company's IntelliSync product is largely outside of the Company's control and may have an adverse effect on the results. And, because the Company is focusing on a variety of products, the Company may be slower to offer features that are specific to each individual handheld-to-PC solution. The Company's failure to identify in advance the devices and applications that may gain market dominance and to sufficiently focus on the most popular solutions may adversely affect its results of operations.

COMPETITION. The Company expects the market for MDE software, including data synchronization and IR connectivity software, to the extent it develops, to become intensely competitive. The Company currently faces direct competition with respect to a number of its individual products from several private companies, including DataViz, Chapura, Rand Software, Maximizer, Tele-Support Software Software and Traveling Software. In addition to direct competition, the Company faces indirect competition from existing and potential customers that provide internally developed solutions. As a result, the Company must educate prospective customers as to the advantage of the Company's products versus internally developed solutions. The Company currently faces limited direct competition from major applications and operating systems software vendors who may choose to incorporate data synchronization and IR connectivity functionality into their software, thereby potentially reducing the need for OEMs to include the Company's products in their notebook and desktop PCs. For example, Microsoft's inclusion of certain features permitting data synchronization and IR connectivity between computers utilizing the Windows 95 operating system may have the effect of reducing revenue from the Company's software if users of Windows 95 perceive that their data synchronization and IR connectivity needs are adequately met by Microsoft. Certain of the companies with which the Company competes or may in the future compete, including internal software development groups of its current and potential customers, have substantially greater financial, marketing, sales and support resources and may have more "brand-name" recognition than the Company. There can be no assurance that the Company will be able either to develop software comparable or superior to software offered by its current or future competitors or to adapt to new technologies, evolving industry standards and changes in customer requirements. In addition, the PC and mobile computing device markets experience intense price competition, and the Company expects that, in order to remain competitive, it may have to decrease its unit royalties on certain products.

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

MANAGEMENT OF GROWTH. The Company is currently experiencing growth and rapid change which has placed, and will continue to place, a significant strain on its administrative, operational and financial resources and increased demands on its systems and controls. This growth has resulted in a continuing increase in the level of responsibility for both existing and new management personnel. The Company anticipates that its continued growth will require it to recruit, hire, train and retain a substantial number of new engineering, managerial, sales and marketing personnel. The Company's ability to manage its growth successfully will also require the Company to continue to expand and improve its operational, management and financial systems and controls on a timely basis

DEPENDENCE ON STRATEGIC BUSINESS RELATIONSHIPS; RISKS ASSOCIATED WITH THIRD-PARTY SERVICES. The Company believes that its success is largely dependent on its strategic relationships with key participants in the PC and mobile computing device industries, including Compaq, IBM, Intel, Microsoft, NEC, Sharp, Texas Instruments, Toshiba and 3COM. These relationships generally enable the Company to receive prototypes from hardware manufacturers and software vendors prior to their market introduction. The Company is thereby in a stronger position to launch complementary product offerings shortly after the commercial release of these companies' new hardware and software products. The loss of any of these strategic relationships or any other significant partner could materially adversely affect the Company's product development efforts, its business, operating results and financial condition and its ability to realize its strategic objective to be the technological leader in its industry. In addition, the Company relies significantly on third-party services. In particular, third party services translate the Company's products into 13 different native languages. The Company has generally been able to obtain translated, functional versions of its products in a timely manner. However, any significant delays by such third parties could delay new or existing shipments of products and have a material adverse effect on the Company's business, operating results and financial condition.

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

PROPRIETARY RIGHTS, RISKS OF INFRINGEMENT AND SOURCE CODE RELEASE. The Company relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and name recognition are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has five issued United States patents that expire in 2012, 2014, 2015 and has seven patent applications pending. In addition, the Company has corresponding international patent applications pending under the Patent Cooperation Treaty in countries to be designated at a later date. There can be no assurance that the Company's patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. The Company distributes its software products in the United States, Japan, Taiwan and member countries of the European Union. The laws and practices of some foreign countries in which the Company does business, in particular Taiwan, do not ensure that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. There can be no assurance that the Company will not distribute its software products in the future to countries where the enforcement of proprietary rights may be equally or more uncertain. The Company has also entered into source code escrow agreements with a limited number of its customers requiring release of source code in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. The Company also provides its source code to foreign language translation service providers and consultants to the Company in limited circumstances. The provision of source code may increase the likelihood of misappropriation by third parties.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. International revenue accounted for a significant portion of the Company's revenue in the second fiscal quarter and first six months of 1998 and in fiscal 1997. The Company expects that international revenue will continue to account for a significant portion of its future revenue. Revenue from the Company's international operations is subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the summer months of each year when many customers and users reduce their business activities. These seasonal factors may have a material adverse effect on the Company's business, operating results and financial condition. Although the Company's revenue is currently denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Furthermore, future international activity may result in foreign currency denominated sales, particularly if international revenue from distributors increases. Consequently, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's operating results. Royalty income by the Company from customers in certain countries, such as Japan and Taiwan, is subject to withholding income taxes. The amount and mix of the Company's income derived from such customers will impact the Company's provision for income taxes. Differences in the amount and mix of the Company's income actually derived from customers subject to foreign withholding taxes as compared to the amounts forecasted by the Company may adversely impact the Company's income tax rate.

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

DEPENDENCE ON YEAR 2000 COMPLIANCE OF THIRD-PARTY PRODUCTS. The Company's synchronization software products operate as a conduit for data from handheld devices to personal information manager software ("PIMs"). The Company has no control as to whether the hardware devices and PIMs that the Company's software supports will accurately process date and time data from, into and between the 20th and 21st centuries. The Company and its business would be adversely affected should the third-party products with which the Company's software functions fail to accommodate the change in date from December 31, 1999 to January 1, 2000.

In addition, the Company and its business are dependent upon the products and business of many third parties in the computer and information technology sectors, including the Company's OEM customers and distributors and various suppliers of products and services to the Company. The Company cannot control whether the products and technologies of these third parties will accurately process time and date data from, into and between the 20th and 21st centuries. The Company and its business would be adversely affected by failure(s) of these third-party products and technologies to accommodate the change in date from December 31, 1999 to January 1, 2000.







                        PART II. OTHER INFORMATION


ITEM 6. EXHIBITS

(a)  Exhibits

     27.1   Financial Data Schedule


ITEM 1 LEGAL PROCEEDINGS.

On February 6, 1998, in response to the Company's offer of a royalty-bearing patent license, DataViz, Inc. filed a lawsuit against the Company in the U.S. District Court for the District of Connecticut seeking a judgment that four of the Company's patents are invalid and not infringed by DataViz' software. The complaint seeks no monetary relief other than an award of the costs of the lawsuit and reasonable attorneys' fees. The complaint contains no allegation that the Company's software infringes any third-party intellectual property rights. As of the date of filing this report, the Company has not been served with DataViz' complaint and the parties are engaged in settlement discussions.

The Company believes that DataViz' claims have no merit and intends to defend the action vigorously if it is served with the complaint. The final resolution of this lawsuit is not expected to have a material adverse effect on the results of operations or the financial results of the Company. It is too early to determine whether attorneys' fees and costs associated with the lawsuit may have an adverse effect on the Company's results of operations.

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Puma Technology, Inc.




Date:  March 12, 1998                    By:    /s/ Bruce Nakao
                                             -----------------------------
                                                M. Bruce Nakao
                                                Sr. Vice President and
                                                Chief Financial Officer

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