Form 10-Q
period 1998-04-30
PUMA TECHNOLOGY INC
filed 1998-06-12
CIK 1020716

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

               FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

         / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _______________

                                ______________

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

Yes /X/    No / /

 The number of shares outstanding of the registrant's common stock, par value
          $0.001 per share, as of April 30, 1998 was 12,178,398.

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                     THIS REPORT CONSISTS OF 26 PAGES.

                           PUMA TECHNOLOGY, INC.

                                 FORM 10-Q

              FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

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

PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included under this item are as follows:

FINANCIAL STATEMENT DESCRIPTION                                           PAGE
------------------------------------------------------------------------------

-         Condensed Consolidated Balance Sheet                             4
          April 30, 1998 and July 31, 1997

-         Condensed Consolidated Statement of Operations                   5
          Three and Nine Months Ended April 30, 1998 and 1997

-         Condensed Consolidated Statement of Cash Flows                   6
          Nine Months Ended April 30, 1998 and 1997

-         Notes to Condensed Consolidated Financial Statements             7

                               PUMA TECHNOLOGY, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEET
                                  (in thousands)
                                    (unaudited)

------------------------------------------------------------------------------------------
                                                                   APRIL 30,      JULY 31,
                                                                     1998           1997
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                         $ 7,461        $ 5,824
  Short-term investments                                             14,229         15,347
  Accounts receivable, net                                            4,555          3,615
  Inventories                                                           298            224
  Other current assets                                                  539            443
------------------------------------------------------------------------------------------
           Total current assets                                      27,082         25,453
------------------------------------------------------------------------------------------
Property and equipment, net                                           3,303          2,844
Other assets                                                            913          1,116
------------------------------------------------------------------------------------------
                TOTAL ASSETS                                        $31,298        $29,413
------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $   926        $ 1,215
  Accrued liabilities                                                 1,258          1,001
  Deferred revenue                                                      776            683
  Current portion of capital lease obligations                           25             25
------------------------------------------------------------------------------------------
           Total current liabilities                                  2,985          2,924
------------------------------------------------------------------------------------------
Capital lease obligations, net of current portion                        36             66
------------------------------------------------------------------------------------------
           Total liabilities                                          3,021          2,990
------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, $0.001 par value; 12,178 and 12,032 shares
     issued and outstanding at April 30, 1998 and July 31,
     1997, respectively                                                  12             12
  Additional paid-in capital                                         31,901         31,525
  Receivable from stockholders                                          (66)          (192)
  Deferred stock compensation                                           (59)           (81)
  Accumulated deficit                                                (3,511)        (4,841)
------------------------------------------------------------------------------------------
           Total stockholders' equity                                28,277         26,423
------------------------------------------------------------------------------------------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $31,298        $29,413
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             PUMA TECHNOLOGY, INC.

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share data)
                                 (unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                          APRIL 30,                     APRIL 30,
                                                                     1998           1997           1998           1997
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
REVENUE                                                             $ 6,742        $ 4,325        $17,706        $11,151
Cost of revenue                                                         972            534          2,226          1,186
------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                          5,770          3,791         15,480          9,965
------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
    Research and development                                          2,392          1,610          6,823          4,240
    Sales and marketing                                               1,740          1,046          5,167          2,804
    General and administrative                                          738            460          2,196          1,392
------------------------------------------------------------------------------------------------------------------------
            Total operating expenses                                  4,870          3,116         14,186          8,436
------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                        900            675          1,294          1,529
    Interest and other income, net                                      270            292            850            486
------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                            1,170            967          2,144          2,015
    Provision for income taxes                                         (444)          (339)          (814)          (706)
------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                          $   726        $   628        $ 1,330        $ 1,309
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE:

    Basic                                                           $  0.06        $  0.05        $  0.11        $  0.16

    DILUTED                                                         $  0.06        $  0.05        $  0.11        $  0.12

SHARES USED IN PER SHARE CALCULATION:

    Basic                                                            12,137         11,990         12,099          8,434

    DILUTED                                                          12,501         12,752         12,513         10,975
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              PUMA TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

----------------------------------------------------------------------------------------------
                                                                     NINE MONTHS ENDED
                                                                         APRIL 30,
                                                                     1998          1997
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $   1,330      $   1,309
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                       870            427
    Customer deposits and other                                           9             22
    Changes in operating assets and liabilities                      (1,027)        (1,437)
----------------------------------------------------------------------------------------------
        Net cash provided by operating activities                     1,182            321
----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                           (1,135)          (849)
  Maturities (purchases) of short-term investments                    1,118        (18,514)
----------------------------------------------------------------------------------------------
        Net cash (used in) investing activities                         (17)       (19,363)
----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under capital lease obligations                    (30)           (25)
  Proceeds from conversion of warrants                                    -            405
  Net proceeds upon exercise of stock options                           274            538
  Note repayments (advances) by stockholders, net                       126            (68)
  Net proceeds of convertible preferred stock                             -          1,582
  Net proceeds from newly issued common stock                           102         21,165
----------------------------------------------------------------------------------------------
        Net cash provided by financing activities                       472         23,597
----------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                             1,637          4,555
Cash and cash equivalents at the beginning of the period              5,824            982
----------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                $   7,461      $   5,537
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        PUMA TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

-----------------------------------------------------------------------------

NOTE 1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements for the three and nine months ended April 30, 1998 and 1997 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997. The results of operations for the interim periods ended April 30, 1998 are not necessarily indicative of results to be expected for the full year.

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 1997, the AICPA issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which supersedes SOP 91-1. The Company will be required to adopt SOP 97-2 prospectively for software transactions entered into beginning August 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post-contract customer support, installation and training, to be allocated to each element based on the relative fair values of the elements.
The fair value of an element must be based on vendor specific objective evidence. The revenue allocated to software products, including specified upgrades or enhancements generally is recognized upon delivery of the products. The revenue allocated to post-contract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements generally is recognized as the services are performed. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The Company currently does not believe the adoption of SOP 97-2 will have a material impact on the Company's financial position or results of operations.

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

NOTE 3. EARNINGS PER SHARE

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", beginning with the quarter ended January 31, 1998. SFAS 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares and warrants consist of the incremental common shares issuable upon the exercise of stock options for all periods and convertible preferred stock for periods prior to the Company's initial public offering. All prior period EPS amounts have been restated to comply with SFAS 128.

Basic and diluted earnings per share were calculated as follows during the three and nine months ended April 30, 1998 and 1997:

                    (in thousands, except per share data)
                                 (unaudited)


-----------------------------------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          APRIL 30,                        APRIL 30,
                                                    1998           1997              1998           1997
-----------------------------------------------------------------------------------------------------------

BASIC:

   Weighted average common shares                     12,137         11,990         12,099          8,434
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------
   Net income                                      $     726      $     628      $   1,330      $   1,309
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------
   Net income per share                            $    0.06      $    0.05      $    0.11      $    0.16
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------

DILUTED:

   Weighted average common shares                     12,137         11,990         12,099          8,434

   Weighted average preferred  shares as if
    converted                                              -              -              -          2,161

   Common equivalent shares from stock
    options and warrants                                 364            762            414            380

                                                   ---------      ---------      ---------      ---------

    Shares used in per share calculation              12,501         12,752         12,513         10,975
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------

    Net income                                     $     726      $     628      $   1,330      $   1,309
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------

    Net income per share                           $    0.06      $    0.05      $    0.11      $    0.12
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------


Options to purchase 1,305,405 and 519,761 shares of common stock at a range of $6.36 to $9.75 and $10.56 to $16.88 per share were outstanding during the third quarter of fiscal 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for each respective quarter.

                         PUMA TECHNOLOGY, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

OVERVIEW

Puma Technology, Inc. ("Puma" or "the Company") develops, markets and supports Mobile Data Exchange (MDE)-TM- software, including wireless infrared connectivity and advanced data synchronization software. The Company currently has three families of products -- its TranXit family of products that supports infrared connectivity, its IntelliSync-Registered Trademark- family of products that performs advanced data synchronization, and its Intellisync for Notebooks family of products which combines infrared connectivity with advanced data synchronization. Additionally, the Company began licensing and deriving revenue from its Software Developers Kit ("SDK") in the third fiscal quarter of 1998. The SDK provides Puma's customers with a suite of developer tools which enable them to develop translators for both applications and devices which can then be incorporated into the Company's product offerings.

TranXit and Intellisync for Notebooks software is licensed primarily to original equipment manufacturer (OEM) customers, which are primarily makers of laptop computers. These OEM customers license the Company's software for inclusion in their laptop computers to enable infrared connectivity (IR) from the laptop back to desktop computers. These OEM customers include the Company's software into their products at the time of manufacture and for each device shipped, the Company collects a royalty. Royalties are typically paid to the Company once a quarter based on volume, although certain contracts contain fixed royalties regardless of volume, for a given time period.

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

Software Developers Kits are primarily licensed directly to both hardware and software manufacturers for the purpose of extending their products across a wide variety of applications and devices.

The following table sets forth certain consolidated statement of operations data as a percentage of revenue for the periods indicated:



                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             APRIL 30,                     APRIL 30,
                                                         1998        1997              1998         1997
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
REVENUE                                                100.0%         100.0%         100.0%         100.0%
----------------------------------------------------------------------------------------------------------
Cost of revenue                                         14.4           12.3           12.4           10.6
----------------------------------------------------------------------------------------------------------

GROSS MARGIN                                            85.6           87.7           87.6           89.4
----------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
    Research and development                            35.5           37.2           38.8           38.0
    Sales and marketing                                 25.8           24.2           29.3           25.1
    General and administrative                          11.0           10.6           12.2           12.5
----------------------------------------------------------------------------------------------------------

            Total operating expenses                    72.3           72.0           80.3           75.7
----------------------------------------------------------------------------------------------------------

OPERATING INCOME                                        13.3           15.6            7.3           13.7
    Interest and other income, net                       4.0            6.8            4.8            4.4
----------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                              17.3           22.4           12.1           18.1
----------------------------------------------------------------------------------------------------------
Provision for income taxes                              (6.6)          (7.8)          (4.6)          (6.3)
----------------------------------------------------------------------------------------------------------

NET INCOME                                              10.7%          14.5%           7.5%          11.7%
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------


REVENUE. The Company's revenue is derived from two primary sources; software licenses and fees for service. License revenue is derived from the licensing of software products and royalty agreements with OEMs. The Company's revenue for the three months ended April 30, 1998 increased by 56% to $6,742,000 as compared to $4,325,000 for the same period in 1997. For the nine months ended April 30, 1998 revenue increased by 59% to $17,706,000 as compared to $11,151,000 for the nine months ended April 30, 1997. The overall increase in revenue was primarily due to increased license revenue derived from the Company's TranXit and Intellisync for Notebooks products sold to notebook manufacturers, increased license revenue derived from the Company's IntelliSync products for handheld devices as sold to both end users and major corporations, and to a lesser extent, increased service revenue.

Service revenue is derived from fees for services including customer funded engineering services and amortization of maintenance contract programs. Service revenue represented 22% and 17% of the Company's revenue for the three and nine months ended April 30, 1998, respectively. Service revenue was 20% and 10% of revenue for the three and nine months ended April 30, 1997, respectively. The year over year increase in service revenue is primarily due to increased customer funded engineering services, and to a lesser extent, increased amortization of maintenance contract programs. The Company believes service revenue as a percentage of total revenue will continue to be a significant part of the total revenues in the next three to nine months and may fluctuate from period to period in the future.

OEM revenue continues to represent a significant portion of the Company's revenue. OEM revenue represented 72% and 74% of the Company's revenue in the three months ended April 30, 1998 and 1997, respectively. OEM revenue represented 73% of the Company's revenue in the nine months ended April 30, 1998 and 1997, respectively. Toshiba represented 15% and Premiere Technologies represented 10% of revenue for the three months ended April 30, 1998 and 1997. Toshiba represented 22% of revenue for the three months ended April 30, 1997. Although several OEMs are subject to certain contractual minimum purchase obligations, there can be no assurance that any particular OEM will satisfy the obligation. Accordingly, the Company recognizes revenue from minimum guaranteed royalties when such royalties are earned and become payable. The Company believes that the percentage of revenue derived from OEMs may fluctuate in future periods depending in part upon the marketing channels used by the Company for future products currently under development, and the level of shipments by OEM customers of products with the Company's software.

International revenue continues to represent a significant portion of the Company's revenue. International revenue represented approximately 50% and 60% of the Company's revenue in the third fiscal quarter of 1998 and 1997, respectively. International revenue represented approximately 59% and 57% of revenue in the nine months ended April 30, 1998 and 1997, respectively.

The foregoing statements regarding new product information are forward-looking statements. Actual events or the actual future results of the Company may differ materially from any forward-looking statements due to a number of risks and uncertainties including those set forth below under "Factors That May Affect Future Operating Results" and "Business Risks". Introduction of new products and enhancements of existing products can have a significant impact on the Company's revenue. Any delays in the scheduled release of major new products and enhancements can have a material adverse impact on the Company's business, operating results and financial condition. The Company plans to introduce new versions of IntelliSync for Notebooks, IntelliSync for PC's and other new products at various times throughout the remainder of calendar 1998. Any delays in introduction of these products or failure of these products to achieve anticipated levels of market acceptance will have an adverse impact on the Company's business, operating results and financial condition.

COST OF REVENUE. Cost of revenue consists primarily of product media and duplication, manuals, packing supplies, shipping expenses and personnel related costs incurred under customer funded software engineering services. For the three months ended April 30, 1998 and 1997, cost of revenue, as a percentage of revenue was approximately 14% and 12%, respectively. For the nine months ended April 30, 1998 and 1997, cost of revenue as a percentage of revenue was approximately 13% and 11%, respectively. The year over year increase in cost of revenue was primarily due to increased costs associated with increased levels of customer funded engineering services.

The Company's cost of revenue is affected by the mix among its distribution channels and is affected by the mix among its revenue sources including royalties, packaged product, customer funded engineering contracts and sales and fulfillment via its Web site. A majority of IntelliSync for handhelds revenue is derived by direct sales to distributors and retailers as well as end-users. The Company anticipates that gross profit as a percentage of total revenue will decrease, to the extent sales to distributors and retailers increase in proportion to the Company's total revenue. This decline in gross profit percentage is anticipated since the average selling price to distributors and retailers is lower due to distributor discounts and the cost of revenue is higher due to product costs. Additionally, the Company expects that gross profit as a percentage of total revenue will decrease, to the extent customer funded engineering contracts continue to represent a substantial portion of the Company's total revenue. Royalty revenue is derived largely from licensing TranXit and Intellisync for Notebooks to OEM customers and cost of sales attributable to TranXit and Intellisync for Notebooks royalties have not been significant so far.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, quality assurance personnel, fees to outside contractors and the cost of facilities and depreciation of capital equipment. Research and development expenses increased 49% to $2,392,000 in the third fiscal quarter of 1998 from $1,610,000 in the comparable fiscal quarter of 1997. For the nine months ended April 30, 1998 research and development expenses totaled $6,823,000 representing a 61% increase compared to $4,240,000 for the same nine-month period in fiscal 1997. The year over year increase in research and development expenses was primarily due to increased personnel related costs and spending required to develop the Company's IntelliSync product offerings and, to a lesser extent, increased personnel related costs and spending required to develop enhanced versions of TranXit, SDK and other new products. A significant portion of the Company's research and development expenses are comprised of fees paid to outside contractors which are engaged by the Company on a project-by-project basis. Research and development spending is anticipated to increase in absolute dollars as the Company continues to invest in product development. In addition, the Company believes research and development expenses may fluctuate from quarter to quarter both in absolute dollars as well as a percentage of revenue, depending upon the status of various development projects.

Research and development expenses have been expensed as incurred. Statement of Financial Accounting Standards No. 86 requires capitalization of certain software development costs once technological feasibility is established. The Company defines establishment of technological feasibility as the point at which product reaches beta. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized, if material. To date, all of these software development costs have been insignificant and expensed as incurred.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, promotional expenses and other related expenses of sales and marketing personnel. Sales and marketing expenses increased 66% to $1,740,000 in the third fiscal quarter of 1998 from $1,046,000 for the comparable quarter in the prior year. Sales and marketing expenses increased 84% to $5,167,000 in the first nine months of fiscal 1998 from $2,804,000 for the comparable nine-month period in the prior year. The year over year sales and marketing expense increase for the third quarter of fiscal 1998 as compared to the third fiscal quarter of 1997 was primarily due to increased personnel related spending in both sales and marketing due to increased headcount. In addition, the Company increased its spending in the areas of corporate advertising and package design associated with the release of new products. Additionally, in an effort to expand its presence in the retail market channel, the Company has incurred higher levels of market development and cooperative advertising expenses paid to its distributors. The Company anticipates that sales and marketing expenses will continue to increase in absolute dollars throughout the remainder of fiscal 1998.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and other outside professional fees. General and administrative expenses increased 60% to $738,000 in the third fiscal quarter of 1998 from $460,000 for the same period in the prior year. General and administrative expenses increased 58% to $2,196,000 in the first nine months of fiscal 1998 from $1,392,000 for the same period in the prior year. The year over year increases in absolute general and administrative spending from the third fiscal quarter of 1998 as compared to the third fiscal quarter of 1997 was primarily due to increased personnel costs, increased provisions for doubtful accounts, and to a lesser extent, increased legal and financial costs and facilities related expenses.

INTEREST AND OTHER INCOME, NET. Interest and other income, net, represents interest earned by the Company on its cash and short-term investments, offset by interest expense on capitalized leases and miscellaneous fees and charges. Interest and other income, net, decreased to $270,000 in the third fiscal quarter of 1998 from $292,000 for the same period in the prior year and increased to $850,000 for the nine months ended April 30, 1998 from $486,000 for the same period in 1997. The decrease in interest and other income, net, in the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997 was primarily due to decreased interest income due to reduced levels of cash equivalents and short-term investments. The nine month increase in interest income, net, was primarily due to increased interest income on increased balances that were primarily a result of proceeds generated from the Company's initial public offering in December 1996.

PROVISION FOR INCOME TAXES. The provision for income taxes increased to $444,000 in the third fiscal quarter of 1998 from $339,000 for the same period in the prior year. The provision for income taxes increased to $814,000 in the first nine months of fiscal 1998 from $706,000 for the same period in fiscal 1997. The provision for income taxes primarily represents foreign withholding taxes. The foreign withholding taxes are a function of royalties earned by the Company from certain foreign customers. The Company's overall tax rate for fiscal 1998 is significantly dependent on the amount and mix of income derived from sources subject to foreign withholding taxes. The Company's estimate of its fiscal 1998 income tax rate is based on current projections and mix of its pre-tax income. Any adverse movements in actual foreign withholding taxes or level of amount of pre-tax income compared to such projections could cause the income tax rate to increase substantially in the fourth fiscal quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities provided cash of $1,182,000 and $321,000 in the first nine months of fiscal 1998 and 1997, respectively. Net cash provided in the first nine months of fiscal 1998 was primarily due to net income adjusted for depreciation and amortization and partially offset by increases in accounts receivable and other assets and decreases in accounts payable. Net cash provided in the first nine months of fiscal 1997 was primarily due to net income adjusted for depreciation and amortization and increases in accrued liabilities. These sources were partially offset by increases in accounts receivable and other assets and decreases in accounts payable.

Cash used in investing activities was $17,000 and $19,363,000 in the first nine months of fiscal 1998 and 1997, respectively. Cash used in the first nine months of fiscal 1998 was primarily due to purchases of property and equipment substantially offset by maturities of short-term investments. Cash used in the first nine months of fiscal 1997 was primarily due to purchases of short-term investments, and to a lesser extent, purchases of property and equipment

Cash provided by financing activities was $472,000 and $23,597,000 in the first nine months of fiscal 1998 and 1997, respectively. Cash provided from financing activities in the first nine months of fiscal 1998 was primarily due to issuances of common stock under the Company's stock option plan, and to a lesser extent, stock issued under the Company's Employee Stock Purchase Plan. Cash provided from financing activities in the first nine months of 1997 was primarily due to the issuance of common stock in the Company's initial public offering, and to a much lesser extent, note repayments by stockholders and issuance of preferred stock.

At April 30, 1998 the Company's principal source of liquidity represented by cash, cash equivalents and short-term investments totaled $21,690,000. The Company currently has no significant capital commitments. The Company currently has no bank financing arrangements. The Company believes that its current cash, cash equivalents and short-term investment balances and cash generated from operations, if any, will be sufficient to meet its working capital and other cash requirements for at least the next twelve months.


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The Company expects that its future operating results could fluctuate significantly as a result of numerous factors including, but not limited to, the demand for the Company's products, the Company's success in developing new products, the timing of new product introductions by the Company and its competitors, the timing of releases of new handheld devices by the Company's customers, market acceptance of the Company's new and enhanced products, the emergence of new industry standards, the timing of customer orders, the mix of products sold, competition, the mix of distribution channels employed, the evolving and unpredictable nature of the markets for the Company's products and mobile computing devices generally, the rate of growth of the personal computer market in general and general economic conditions.

The Company's revenue is difficult to forecast in part because the market for wireless infrared ("IR") connectivity and data synchronization software is rapidly evolving. In addition, the Company typically operates with a relatively small order backlog. As a result, quarterly sales and operating results depend in part on the volume and timing of orders received within the quarter, which are difficult to forecast. In addition, a significant portion of the Company's expense levels is fixed in advance based in large part on the Company's forecasts of future revenue. If revenue is below expectations in any given quarter, the adverse impact of the shortfall on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for the shortfall. Therefore, a shortfall in actual revenue as compared to estimated revenue would have an immediate adverse effect on the Company's business, financial condition and operating results that could be material.

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

The Company has expanded its sales channel by fulfilling orders via the World Wide Web. While this channel has proven to be an accepted channel for fulfilling product to end-users, given its limited history, there can be no assurance of continued acceptance or demand for orders placed via the Web. Additionally, there can be no assurance that Web sales may not adversely affect sales in the Company's retail and reseller sales channels.

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


BUSINESS RISKS

LIMITED HISTORY OF OPERATIONS AND PROFITABILITY. Puma was organized in August 1993 and began shipping products in October 1994. Accordingly, the Company has a limited operating history upon which an evaluation of the Company can be based. The Company has only been profitable in eight quarters since inception. The Company's results must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in a new and evolving market such as the mobile data exchange software market. Although the Company has experienced increased quarterly revenue over the last ten fiscal quarters, such growth rates may not be sustainable and are not indicative of future operating results. There can be no assurance that any of the Company's business strategies will be successful or that the Company's revenue growth or profitability will continue on a quarterly or annual basis.

RISKS ASSOCIATED WITH NEW PRODUCT DEVELOPMENT AND TIMELY INTRODUCTION OF NEW AND ENHANCED PRODUCTS. The markets for the Company's products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. The Company first introduced its TranXit products in October 1994, IntelliSync for handheld devices in the first quarter of fiscal 1997, Intellisync for Notebooks in the first quarter of fiscal 1998 and its SDK in the third fiscal quarter of 1998. As its product families mature, the Company expects that their gross margins may decline. The Company's future success will depend to a substantial degree upon its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards. The Company budgets amounts to expend for research and development based on planned product introductions and enhancements; however, actual expenditures may significantly differ from budgeted expenditures. Inherent in the product development process is a number of risks. The development of new, technologically advanced software products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The introduction of new or enhanced products also requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. The Company is continually required to recruit new engineering personnel to meet increased engineering and testing requirements associated with patent development and enhancement. There can be no assurance that the Company will successfully develop, introduce or manage the transition to new products. Nor can there be any assurance that the Company will be able to hire and retain sufficient engineering personnel to meet the requirements inherent in this transition. The Company has in the past, and may in the future, experience delays in the introduction of its products, due to factors internal and external to the Company. Any future delays in the introduction or shipment of new or enhanced products, the inability of such products to gain market acceptance or problems associated with new product transitions could adversely affect the Company's operating results, particularly on a quarterly basis.

BUSINESS STRATEGY. The Company's current business strategy with respect to the market for synchronization software for handheld devices has been to identify multiple handheld solutions and software applications, and offer an array of solutions in its IntelliSync product family. In contrast, some of the Company's direct competitors in this market focus their efforts on fewer devices and fewer applications.

The Company's success is highly dependent upon the market acceptance of both the handheld devices and software applications supported by its IntelliSync products. Typically the Company must develop the software supporting a particular device or application before it has been determined whether that third-party product will gain market acceptance. Lack of market acceptance of hardware or software products supported by the Company's IntelliSync product is largely outside of the Company's control and may have an adverse effect on the results. And, because the Company is focusing on a variety of products, the Company may be slower to offer features that are specific to each individual handheld-to-PC solution. The Company's failure to identify in advance the devices and applications that may gain market dominance and to sufficiently focus on the most popular solutions may adversely affect its results of operations.

COMPETITION. The Company expects the market for MDE software, including data synchronization and IR connectivity software, to the extent it develops, to become intensely competitive. The Company currently faces direct competition with respect to a number of its individual products from several private companies, including DataViz, Chapura, Rand Software, Maximizer, Tele-Support Software and Traveling Software. In addition to direct competition, the Company faces indirect competition from existing and potential customers that provide internally developed solutions. As a result, the Company must educate prospective customers as to the advantage of the Company's products versus internally developed solutions. The Company currently faces limited direct competition from major applications and operating systems software vendors who may choose to incorporate data synchronization and IR connectivity functionality into their software, thereby potentially reducing the need for OEMs to include the Company's products in their notebook and desktop PCs. For example, Microsoft's inclusion of certain features permitting data synchronization and IR connectivity between computers utilizing the Windows 95 operating system may have the effect of reducing revenue from the Company's software if users of Windows 95 perceive that their data synchronization and IR connectivity needs are adequately met by Microsoft. Certain of the companies with which the Company competes or may in the future compete, including internal software development groups of its current and potential customers, have substantially greater financial, marketing, sales and support resources and may have more "brand-name" recognition than the Company. There can be no assurance that the Company will be able either to develop software comparable or superior to software offered by its current or future competitors or to adapt to new technologies, evolving industry standards and changes in customer requirements. In addition, the PC and mobile computing device markets experience intense price competition, and the Company expects that, in order to remain competitive, it may have to decrease its unit royalties on certain products.

PRODUCT CONCENTRATION; RISKS ASSOCIATED WITH NEW AND EVOLVING MARKETS. The market for Mobile Data Exchange software, including wireless IR connectivity and advanced data synchronization software, is new and evolving. To date, the Company has derived a substantial portion of its revenue from the licensing of its TranXit IR connectivity software. Although additional products are currently being sold and potential products are currently under development, the Company believes that the TranXit and IntelliSync for Notebooks product families may continue to account for a substantial portion of the Company's revenue for the foreseeable future. The life cycle of TranXit and IntelliSync for Notebooks is difficult to estimate because of, among other factors, the emerging nature of the mobil data exchange ("MDE") software market and the possibility of future competition. As a result, the Company's future operating results, particularly in the near term, are dependent upon the continued market acceptance of TranXit and IntelliSync for Notebooks. There can be no assurance that TranXit will continue to meet with market acceptance or that the Company will be successful in developing, introducing or marketing new or enhanced products. A decline in the demand for TranXit, as a result of competition, technological change or other factors, and the failure to successfully develop, introduce or market new or enhanced products would have a material adverse effect on the Company's business, financial condition and results of operations.

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

DEPENDENCE ON OEMS. Revenue from OEMs was a substantial portion of the Company's revenue during the first three quarters of fiscal 1998, fiscal 1997, fiscal 1996 and fiscal 1995. Weakening demand from any key OEM and the inability of the Company to replace revenue provided by such OEM could have a material adverse effect on the Company's business, operating results and financial condition. The Company maintains individually significant receivable balances from major OEMs. If these OEMs fail to meet their payment obligations, the Company's operating results could be materially adversely affected.

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

DEPENDENCE ON STRATEGIC BUSINESS RELATIONSHIPS; RISKS ASSOCIATED WITH THIRD-PARTY SERVICES. The Company believes that its success is largely dependent on its strategic relationships with key participants in the PC and mobile computing device industries, including Compaq, IBM, Intel, Microsoft, NEC, Sharp, Texas Instruments, Toshiba, 3COM and Premiere Technologies.
These relationships generally enable the Company to receive prototypes from hardware manufacturers and software vendors prior to their market introduction. The Company is thereby in a stronger position to launch complementary product offerings shortly after the commercial release of these companies' new hardware and software products. The loss of any of these strategic relationships or any other significant partner could materially adversely affect the Company's product development efforts, its business, operating results and financial condition and its ability to realize its strategic objective to be the technological leader in its industry. In addition, the Company relies significantly on third-party services. In particular, third party services translate the Company's products into 13 different native languages. The Company has generally been able to obtain translated, functional versions of its products in a timely manner. However, any significant delays by such third parties could delay new or existing shipments of products and have a material adverse effect on the Company's business, operating results and financial condition.

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

PROPRIETARY RIGHTS, RISKS OF INFRINGEMENT AND SOURCE CODE RELEASE. The Company relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and name recognition are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has five issued United States patents that expire in 2012, 2014, 2015 and has ten patent applications pending. In addition, the Company has corresponding international patent applications pending under the Patent Cooperation Treaty in countries to be designated at a later date. There can be no assurance that the Company's patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. The Company distributes its software products in the United States, Japan, aiwan and member countries of the European Union. The laws and practices of some foreign countries in which the Company does business, in particular Taiwan, do not ensure that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. There can be no assurance that the Company will not distribute its software products in the future to countries where the enforcement of proprietary rights may be equally or more uncertain. The Company has also entered into source code escrow agreements with a limited number of its customers requiring release of source code in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. The Company also provides its source code to foreign language translation service providers and consultants to the Company in limited circumstances. The provision of source code may increase the likelihood of misappropriation by third parties.

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

PRODUCT ERRORS; PRODUCT LIABILITY. Software products as complex as those offered by the Company typically contain undetected errors or failures when first introduced or as new versions are released. Testing of the Company's products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which the Company's customers may deploy these products with respect to a myriad of supported applications and devices. Accordingly, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found after commencement of commercial shipments, resulting in loss of or delay in market acceptance, any of which could have a material adverse effect upon the Company's business, operating results and financial condition. Further, the Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. Although the Company has not experienced any product liability claims, the sale and support of products by the Company entails the risk of such claims. The Company does not currently maintain product liability insurance. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. International revenue accounted for a significant portion of the Company's revenue in the third fiscal quarter and first nine months of 1998 and in fiscal 1997. The Company expects that international revenue will continue to account for a significant portion of its future revenue. Revenue from the Company's international operations is subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the summer months of each year when many customers and users reduce their business activities. These seasonal factors may have a material adverse effect on the Company's business, operating results and financial condition. Although the Company's revenue is currently denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Furthermore, future international activity may result in foreign currency denominated sales, particularly if international revenue from distributors increases. Consequently, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's operating results. Royalty income by the Company from customers in certain countries, such as Japan and Taiwan, is subject to withholding income taxes.
The amount and mix of the Company's income derived from such customers will impact the Company's provision for income taxes. Differences in the amount and mix of the Company's income actually derived from customers subject to foreign withholding taxes as compared to the amounts forecasted by the Company may adersely impact the Company's income tax rate.

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

                             PART II. OTHER INFORMATION


ITEM 6. EXHIBITS

(a)  Exhibits

     27.1 Financial Data Schedule


ITEM 1 LEGAL PROCEEDINGS.

On February 6, 1998, in response to the Company's offer of a royalty-bearing patent license, Dataviz, Inc. filed a lawsuit against the Company in the U.S. District Court for the District of Connecticut seeking a judgment that four of the Company's patents are invalid and not infringed by Dataviz' software. The complaint seeks no monetary relief other than an award of the costs of the lawsuit and reasonable attorneys' fees. The complaint contains no allegation that the Company's software infringes any third-party intellectual property rights. The Company was served with the complaint on May 26, 1998, the amended complaint on June 4, 1998, and must file a responsive pleading by July 12, 1998.

The Company believes that Dataviz' claims have no merit and intends to defend
the action vigorously.   The final resolution of this lawsuit is not expected to
have a material adverse effect on the results of operations or the financial condition of the Company. It is too early in the litigation to determine whether attorneys' fees and costs of the lawsuit may have an adverse effect on the results of operations of the Company in any particular period.


ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                Puma Technology, Inc.




     Date:  June 10, 1998               By:  /s/ M. Bruce Nakao
                                             --------------------------------
                                                 M. Bruce Nakao
                                                 Sr. Vice President and
                                                 Chief Financial Officer

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