Form 10-K
period 1998-07-31
PUMA TECHNOLOGY INC
filed 1998-11-13
CIK 1020716

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of October 14, 1998, was approximately $17,451,619.

The number of the registrant's $0.001 par value Common Stock outstanding as of October 14, 1998, was 12,678,401 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain sections of the Proxy Statement for registrant's 1998     PART III
Annual Meeting of Stockholders to be held on December 9, 1998 to be filed with the Commission pursuant to Registration 14A no later than 120 days after the end of the fiscal year covered by this Form.

Certain sections of the Annual Report to Stockholders             PARTS II & IV
for fiscal year ended July 31, 1998.

TABLE OF CONTENTS



PART I...................................................................................................3

   ITEM 1.     BUSINESS..................................................................................3
   ITEM 2.     PROPERTIES...............................................................................19
   ITEM 3.     LEGAL PROCEEDINGS........................................................................19
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................20

PART II.................................................................................................22

   ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS...................22
   ITEM 6.     SELECTED  FINANCIAL DATA.................................................................22
   ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....22
   ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................22
   ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................................22
   ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.....23

PART III................................................................................................23

   ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................................23
   ITEM 11.    EXECUTIVE COMPENSATION...................................................................23
   ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................23
   ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................23

PART IV.................................................................................................23

   ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.........................23

   SCHEDULE II..........................................................................................28

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

OVERVIEW

         Puma develops, markets and supports Universal Synchronization Solutions(TM) software ("USS"), which allows users to easily access, exchange and synchronize information stored on a variety of different computing devices such as desktop computers and mobile computing devices, including notebook and handheld computers, personal electronic organizers, smart phones and smart pagers. The Company's software is designed to improve the productivity of business professionals and corporations who are increasingly relying on mobile computing devices to address their growing needs for accessible, up-to-date information, whether in or out of the office. Puma's current Intellisync(R) and recently announced Intellisync Anywhere(TM) product families allow local, LAN, and remote "content-aware" data synchronization between a wide range of mobile computing devices and PC and server-based applications. Puma's original TranXit(R) product family ("TranXit") is a leading software solution specifically designed to utilize wireless infrared ("IR") connectivity technology for file exchange, synchronization and printing.

INDUSTRY BACKGROUND

         In recent years, significant advancements in miniaturization, visual displays, long-life batteries and portable communications have led to the introduction of many innovative new mobile computing devices. These highly portable devices allow users to work and communicate as they travel and have fueled the significant growth of mobile computing. According to International Data Corporation ("IDC"), portable computers represented 15.2% of total personal computer ("PC") shipments of 58.2 million units in 1995. IDC estimated that this percentage would grow to 19.6% of 117.2 million units in the year 2000. Other electronic consumer devices, such as personal electronic organizers and smart phones, are also being introduced to provide data storage and information management capabilities to the mobile business professional. The 3COM PalmPilot, Windows CE handheld PCs, Nokia 9000 Communicator, and the REX PC Companion are examples of popular handheld mobile devices. Industry analysts, such as IDC, project that purchases of handheld devices will grow from under 4 million units in 1997 to 14 million by 2001, with worldwide cellular phone subscribers jumping from 200 million to 600 million in the same time frame. With up to 25% of these new phones and pagers potentially offering application intelligence, the overall "smart device" market may be several times larger than that of PDAs (personal digital assistants) alone.

         As more types of new mobile computing devices become available to business professionals, users are faced with the difficulty of exchanging information among these various devices. This problem of interoperability is caused by the need to exchange information among different hardware devices, operating systems and applications. Hardware platforms range from high-speed Pentium PCs with hundreds of megabytes of memory and gigabytes of storage, to "shirt pocket" organizers, with specialized processors and limited memory and storage. In addition, these devices use numerous operating systems, such as Windows for Workgroups, Windows 3.1, Windows 95, Windows 98, Windows NT, DOS and others, and utilize an even greater range of information management applications, databases and data formats. Enabling these devices to communicate, exchange and synchronize information is a complex and challenging task. Accomplishing this requires data-level, or content-aware, synchronization technology to maintain complete, up-to-date and accurate information. For example, content-aware data synchronization technology allows users to exchange addresses from the Address Book software application on a 3Com PalmPilot with Microsoft Outlook on a desktop PC or Lotus Notes on corporate server, updating only the fields that have been most recently modified, rather than copying one file over another, thereby synchronizing both databases with the latest information.

         In addition, while notebooks and a wide range of other mobile computing devices have increased individual productivity, they have created certain challenges in the areas of connectivity and synchronization of data and files stored on those devices and on desktop computers. Until recently, users of mobile computing devices were limited to cable and wired solutions as the only effective means to connect to their desktop computers and printing devices. Most PC notebook manufacturers, and a growing number of handheld device manufacturers have adopted IR (infrared) as the most cost-effective, efficient medium for wireless connectivity in the USS software market. Today, IR connectivity costs less than other connectivity technologies, requires less space inside a device, and is based on a single, international standard developed by the Infrared Data Association ("IrDA") which includes approximately 150 companies including Compaq, Ericsson, HP, IBM, Intel, Microsoft, Motorola, Nokia, Sharp and Toshiba. The Company believes the market for IR connectivity is significant, as IDC estimates that 1.7 million IR-enabled notebooks were shipped worldwide in 1995, and will grow to 20 million in the year 2000. IDC also estimates that the percentage of IR-enabled notebook computers as a percentage of all notebook computers shipped will increase from approximately 21% in 1995 to 100% by the year 2000.

         Business professionals are continuously seeking ways to improve productivity and, as a result, are increasingly using the growing number of new, innovative mobile computing devices. In order to manage information effectively, these users need convenient connectivity and synchronization solutions for the specific combination of devices and applications that they use. USS software solutions allow users to synchronize information maintained separately on multiple devices (e.g., contact databases maintained by a mobile professional using a handheld computer in the field and by a support colleague using a desktop PC in the office). A software solution that links such different devices must address multiple hardware architectures, operating systems, communications architectures and application specific data formats and structures.

THE PUMA TECHNOLOGY SOLUTION

         Puma's USS software products, anchored by its Intellisync family, are designed to increase productivity for business professionals by allowing users to easily access, exchange and synchronize information stored on a variety of different computing devices. Puma's products allow the mobile professional to access information at low cost with easy-to-use applications, saving time and money. Puma's lntellisync product family allows users to synchronize data on handheld mobile computing devices with data on PCs and groupware servers by virtue of Puma's patented DSX Technology(TM) engine (data synchronization extensions) content-aware data synchronization technology. The TranXit product family is specifically designed to utilize IR connectivity technology for reliable, cost-effective file exchange, synchronization and printing. The Puma solution includes the following characteristics:

INTELLIGENT, CONTENT-AWARE DATA SYNCHRONIZATION. The Company's patented DSX Technology engine provides content-aware data synchronization among a growing number of handheld devices and industry-leading personal information management software ("PIMs") and contact management and scheduling applications such as Microsoft Outlook, Schedule+ and Exchange, Lotus Notes and Organizer, GoldMine, Symantec ACT!, Novell GroupWise, ON Technology Meeting Maker, NetManage ECCO, Starfish Sidekick and others. This technology seamlessly and transparently translates the information from one data format to another as the information is synchronized. Built on a powerful synchronization engine, it can expand via device and application-specific translators to accommodate new devices and applications. With the Intellisync Software Development Kit ("SDK"), Puma Technology is also enabling ISVs, device OEMs and Internet-based services to build synchronization solutions for their products on the Intellisync platform, further entrenching the Puma standard and lowering the Company's own development costs.

ANYTIME, ANYWHERE HANDHELD ACCESS TO CORPORATE APPLICATION STANDARDS. With its upcoming Intellisync Anywhere product line, the Company will provide desktop, remote and LAN-based synchronization between both Palm Computing platform products and Windows CE-based handheld devices and corporate groupware applications, including Microsoft Exchange and Lotus Notes. Using wired or wireless connections, users will be able to synchronize email, calendar, contact and to-do list information from virtually any location, starting during the first calendar quarter of 1999.

WIDESPREAD SOLUTIONS FOR INTEROPERABILITY. Puma's products provide connectivity and content-aware data synchronization among industry-leading PCs and mobile computing devices, operating systems and applications. Puma products operate with major PC operating systems for Windows 95, Windows 98 and Windows NT, as well as several proprietary operating systems. Puma also provides interoperability across a wide range of industry-standard and vendor-specific applications by supporting multiple data formats. Puma's IR communications architecture enables robust operation across IR-enabled platforms. Intellisync for Notebooks, the successor to TranXit, is backwards compatible with previous versions of TranXit, allowing users to connect and exchange information with all previous versions across different operating systems.

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

STRATEGY

        Puma's objective is to maintain its leadership position as a worldwide provider of USS software, including advanced data synchronization and wireless IR connectivity software, for business professionals. To achieve this objective, Puma has adopted the following key strategies:

PROVIDE AN EXTENSIBLE, CROSS-PLATFORM INDUSTRY STANDARD. The Company's strategy is to provide innovative software solutions that allow a growing number of mobile computing devices to communicate and exchange data. While the Company's own products target the leading high-volume, open platforms (such as the Palm Computing and Windows CE platforms), its Intellisync technology can be used to support mobile devices based on different operating systems, processor architectures, communications architectures and applications. Beyond its own products, the Company is increasingly enabling third party application providers, mobile devices vendors and Internet-based service firms to synchronize their products with other handheld devices and PC applications by licensing to them the Intellisync Software Development Kit ("SDK"). The SDK will help the Company to entrench the Intellisync platform as the de facto USS industry standard.

DEVELOP MULTIPLE PRODUCTS FROM CORE TECHNOLOGIES. The Company intends to leverage its core technologies and engineering experience to expand the breadth of its software product offerings. By leveraging its advanced content-aware DSX Technology engine data synchronization and IR connectivity technologies, Puma plans to continually extend its Intellisync and recently announced Intellisync Anywhere product families. In addition, as innovative new mobile computing devices are introduced into the market, Puma can leverage its engineering expertise, core technologies and relationships with market-leading OEMs to develop new advanced USS software products that support these devices.

EXPAND DISTRIBUTION CHANNELS. The Company has developed significant brand-name recognition with its customers by licensing its products to many of the world's leading computer and mobile computing device manufacturers. Puma seeks to leverage this brand name recognition in order to license its products to additional OEMs and to increase sales through major distributors, resellers, computer dealers, retailers and mail-order companies. In addition, Puma plans to continue to expand its co- and joint-marketing programs, channel promotions and bundling arrangements. In fiscal year 1998, this expansion led to the growth of the Company's end-user (as opposed to OEM) software business to nearly 30% of revenue. In addition, the Company also introduced its corporate site licensing program, Intellisync Gold, allowing corporate volume purchasers to use any of the Intellisync products for PDA for a single per seat cost.

INCREASE PENETRATION OF KEY INTERNATIONAL MARKETS. The Company has established an international distribution network by forming overseas relationships in South Africa, Asia, Australia, Europe and Canada. Puma intends to further develop its international distribution network by forming additional distribution partnerships and offering translations of its product family in key languages. The Company believes its growing international distribution network will further its competitive advantage over potential entrants into a market.

LEVERAGE STRATEGIC RELATIONSHIPS. Puma currently has OEM, marketing or technology relationships with more than 70 hardware and software vendors worldwide including 3COM/U.S. Robotics, Acer, AST, AT&T Wireless, Canon, Casio, Corex, DEC, Ericsson, Fujitsu, Geoworks, HP, IBM, Intel, Lotus, Motorola, NEC, Novell, Oracle, QUALCOMM, Research in Motion, SalesLogix, Seiko Epson, Sharp, Texas Instruments, Toshiba and Unwired Planet, and many others. These relationships generally enable Puma to receive product prototypes from hardware manufacturers and software vendors prior to their market introduction. The Company believes it is thereby in a strong position to potentially offer as appropriate complementary product offerings shortly after the commercial release of these companies' new hardware and software products.

CUSTOMERS. Puma's current customer base consists principally of large OEMs in the PC market. In fiscal 1998 and 1997, Toshiba accounted for approximately 18% and 21% of the Company's revenue, respectively. In fiscal 1996, Toshiba and NEC accounted for approximately 18% and 13% of the Company's revenue, respectively. No other customer accounted for greater than 10% of the Company's revenue in fiscal 1998, fiscal 1997 or fiscal 1996.

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


PRODUCT NAME                              DESCRIPTION                                                  INTRODUCTION DATE

Satellite Forms(TM)                       A rapid application development (RAD)                        July, 1998
                                          tool, this products lets developers                          (acquire)
                                          quickly create and deploy custom
                                          handheld applications for Palm
                                          Computing platform devices which can
                                          be tightly integrated with
                                          corporate databases
Intellisync for Notebooks                 Sold through both OEM and retail channels,                   September 1997
                                          this product provides PC-to-PC file
                                          transfer and synchronization including
                                          PIM-to-PIM synchronization over
                                          wireless IR, wired connection, and network
                                          connections.
Intellisync for PDA product family        Content-aware data synchronization among PC-based            August 1996
                                          applications and mobile computing devices. The
                                          Intellisync for PDA family include support for the
                                          PalmPilot, Windows CE, REX PC Companion, Sharp
                                          Organizers, TI Organizers, Nokia 9000 Communicator,
                                          and AT&T PocketNet Service.
Intellisync Gold                          Designed for the corporate market, Intellisync Gold          October 1997
                                          includes several Intellisync-supported products in
                                          a single package.
TranXit                                   OEM product for file transfer, synchronization and           October 1994
                                          wireless printing over IR connections
TranXit Pro                               Retail version, including SyncPro automatic                  May 1996
                                          synchronization, delta file transfer and long file
                                          name support for Windows 95
TranXit Pro Connectivity Kit              TranXit Pro plus IR-adapter hardware for the desktop PC      May 1996
TranXit for DOS                           File transfer and synchronization over IR connections        December 1996
                                          for DOS

IntelliLink(R)                            Data "import" and "export" among PC-based applications  September 1993 and mobile computing devices

SATELLITE FORMS. Added to the Puma Technology product line with the acquisition of SoftMagic Corporation, Satellite Forms allows corporations and developers to quickly create and deploy sophisticated custom applications for Palm Computing platform devices that can be tightly integrated with information stored in corporate databases, including Oracle, DB2, Microsoft Access and Lotus Notes.

INTELLISYNC FOR NOTEBOOKS (INITIALLY INTELLISYNC 97 FOR WINDOWS). Intellisync for Notebooks, the successor to the TranXit product family, is a native 32-bit Windows 95/Windows NT PC-to-PC synchronization product that provides file transfer and synchronization as well as direct PIM-to-PIM synchronization (incorporating Puma's DSX Technology engine) between two PCs, or between a PC and a network server. It supports IR, cable, and network connections. Intellisync for Notebooks will replace TranXit in the OEM channel, and will also be sold in the retail channel.

INTELLISYNC FOR PDA PRODUCT FAMILY. The Intellisync for PDA product family provides content-aware data synchronization, including complete conflict resolution, between a broad range of PC-based PIMs, contact management and scheduling applications, as well as a number of mobile computing devices including the PalmPilot, Windows CE, REX PC Companion, Sharp Organizers, TI Organizers, Nokia 9000 Communicator, AT&T PocketNet Service, and many others. Based upon the Company's patented DSX Technology engine technology, Intellisync allows users to automatically synchronize their mobile computing devices directly with various PC applications in a single step, eliminating the need for intermediate conversions or translations.

INTELLISYNC GOLD. Intellisync Gold is designed for the corporate market, and combines many of the individual Intellisync products in a single package. Intellisync Gold is sold primarily as a volume purchase product to the corporate market, and provides increased flexibility to corporate users by including support for a wide variety of mobile devices in a single product.

TRANXIT. Puma's original product line (later succeeded by Intellisync for Notebooks), TranXit is the leading software solution for wireless file transfer, synchronization and printing, specifically designed to operate over convenient IR connections. Directed at the OEM market, TranXit is currently shipped on the vast majority of all IR-enabled notebook PCs shipped worldwide. TranXit operates under Windows for Workgroups, Windows 3.1 and Windows 95, offering users broad operating system interoperability. TranXit has been significantly enhanced since its original release and each new version of TranXit is backward compatible with all previous versions.

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

FUTURE PRODUCTS

INTELLISYNC ANYWHERE. A key component of Puma's strategy is to bring synchronization solutions to the server level with its new Intellisync Anywhere product line, announced in the fall of 1998 and expected to ship in the first calendar quarter of 1999. An important extension to the Intellisync family of synchronization software, Intellisync Anywhere empowers corporations worldwide to adopt handheld computers such as the PalmPilot(TM) Connected Organizer and Microsoft Windows CE-based Handheld PCs and palm-size PCs devices. Intellisync Anywhere provides remote (dial-up, Internet) and LAN-based synchronization of leading handheld devices with mission-critical enterprise groupware applications, including Microsoft Exchange and Lotus Notes. By addressing this pivotal requirement of mobile corporate users, Intellisync Anywhere lets organizations give handheld users untethered, up-to-date information while at their desks, on the road or just in the office down the hall.

SATELLITE FORMS PRODUCT LINE. Puma will continue the integration its new Satellite Forms product line, providing desktop and remote integration of handheld applications with back-end corporate database.

INTELLISYNC FOR PDA PRODUCT FAMILY. Puma will continue to enhance the Intellisync for PDA product family by providing support for new mobile devices, including smart phones and smart pagers as they reach the market. In addition, Puma will expand the application support provided with this family of products to include additional applications, particularly groupware applications, such as new versions of Lotus Notes and Microsoft Exchange.

TECHNOLOGY

         Puma's software products allow the exchange and synchronization of data across diverse platforms, operating systems and applications. The Company has developed three complementary proprietary technologies for USS: The DSX Technology engine for content-aware data synchronization, Notification Transport Processing Technology (NXP Technology) and IR connectivity. These complementary technologies, taken individually and together, enable Puma to provide comprehensive solutions that meet the market's growing needs for convenient, accurate, easy to use data exchange, synchronization and connectivity.

CONTENT-AWARE DATA SYNCHRONIZATION. The Company's content-aware DSX Technology engine operates at both the file and record level to synchronize data among different software applications and hardware platforms during data transfer. With the DSX Technology engine, Puma's products allow users to synchronize not only files, but also the data within those files, and to synchronize databases by field or record, not just copy one database file from one to another. This advanced data synchronization technology is composed of three main components that collectively work to enable the effective transfer of data across supported applications and platforms:

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

NXP TECHNOLOGY(TM). A core technology underpinning the Intellisync Anywhere product family of remote synchronization server solutions is NXP Technology. NXP Technology optimizes performance for the increasingly common wireless connections by automatically checking for and preparing for synchronization all new information for each user, such as email and appointments, stored on corporate servers. This process minimizes both end user remote synchronization time and reduces the overhead on the corporate messaging server itself.

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

         Puma distributes its retail products through several distribution channels both domestically and internationally. In the United States, Puma's sales organization works directly with major distributors, resellers, computer dealers, retailers and mail order companies to distribute its retail packaged products. Increasingly, the Company is also distributing its software products directly to corporate customers through the Intellisync Gold enterprise site license program. In order to further develop its brand name recognition, Puma plans to continue to expand its joint marketing programs, marketing channel promotions and bundling arrangements with its strategic partners. See "Business Risks--Risks Associated with Development of Retail Distribution Channel."

         Revenue from OEMs was approximately 68%, 74% and 89% of revenue in fiscal 1998, fiscal 1997 and fiscal 1996, respectively. Although several OEMs are subject to certain contractual minimum purchase obligations, there can be no assurance that any particular OEM will satisfy the minimum obligations. Weakening demand from any key OEM and the inability of the Company to replace revenue provided by such OEM could have a material adverse effect on the Company's business, operating results and financial condition. The Company maintains individually significant receivable balances from major OEMs. If these OEMs fail to meet their payment obligations, the Company's operating results could be materially adversely affected. See "Business Risks--Dependence on OEMs."

         Puma markets and sells through selected distributors and republishers that focus on specific geographic and market segment areas. These international partners operate as an extension of Puma's marketing and sales organizations, developing the appropriate sales channels in their regions. They also work with local resellers as well as local offices of Puma's OEM customers to develop specific marketing and channel promotions for their regions. As of July 31, 1998, the Company was represented by over 20 distributors and resellers in Africa, Asia, Australia, Canada and Europe and is continuing to expand its international reach as appropriate distributors or republishers are found. See "Business Risks--Risks Associated with International Operations."

COMPETITION

         The Company expects the market for USS software, including data synchronization and IR connectivity software to the extent it develops, to become intensely competitive. The Company currently faces direct competition with respect to a number of its individual products from several private companies, including Traveling Software, Chapura, DataViz, River Run, Randsoft, and Starfish (recently acquired by Motorola). In the future, the Company will also face competition relative to its upcoming products from vendors offering server-based mobile device data exchange products and services, including Advanced Systems, Riverbed, and Avant GO. In addition to direct competition, the Company faces indirect competition from existing and potential customers that provide internally developed solutions. As a result, the Company must educate prospective customers as to the advantage of the Company's products versus internally developed solutions. The Company currently faces limited direct competition from major applications and operating systems software vendors who may choose to incorporate data synchronization and IR connectivity functionality into their operating systems software, thereby potentially reducing the need for OEMs to include Puma's products in their notebook and desktop PCs. For example, Microsoft's inclusion of certain features permitting data synchronization and IR connectivity between computers utilizing the Windows 98 operating system may have the effect of reducing revenue from the Company's software if users of Windows 98 perceive that their data synchronization and IR connectivity needs are adequately met by Microsoft. Certain of the companies with which the Company competes or may in the future compete, including internal software development groups of its current and potential customers, have substantially greater financial, marketing, sales and support resources and may have more "brand-name" recognition than the Company. There can be no assurance that the Company will be able either to develop software comparable or superior to software offered by its current or future competitors or to adapt to new technologies, evolving industry standards and changes in customer requirements. In addition, the PC and mobile computing device markets experience intense price competition, and the Company expects that, in order to remain competitive, it may have to decrease its unit royalties on certain products. See "Risk Factors--Competition."

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

RESEARCH AND DEVELOPMENT

         The Company seeks to capitalize on its expertise in data synchronization and IR connectivity technology by developing products for new applications and increasing the functionality of existing products. The Company believes its core DSX Technology engine and IR technologies are widely applicable, and it plans to continue to develop new products based on its core technologies.

         As of July 31, 1998, the Company's engineering group consisted of 107 full-time employees and full-time equivalent consultants who were engaged in product development and localization efforts for existing products. Product maintenance and customer support responsibilities are shared by engineering group employees on an as-needed basis. In fiscal 1998, fiscal 1997 and fiscal 1996 research and development expenses were $9.9 million, $6.2 million and $3.0 million, respectively.

         The markets for Puma's products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. The Company first introduced its TranXit products in October 1994. As its product families mature, the Company expects that their gross margins may decline. The Company's future success will depend to a substantial degree upon its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards. The Company budgets for research and development based on planned product introductions and enhancements; however, actual expenditures may significantly differ from budgeted expenditures. Inherent in the product development process are a number of risks. The development of new, technologically advanced software products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The introduction of new or enhanced products also requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. There can be no assurance that the Company will successfully develop, introduce or manage the transition to new products. The Company has in the past, and may in the future, experienced delays in the introduction of its products, due to factors internal and external to the Company. Any future delays in the introduction or shipment of new or enhanced products, the inability of such products to gain market acceptance or problems associated with new product transitions could adversely affect the Company's operating results, particularly on a quarterly basis. See "Risk Factors--Risks Associated with Product Development and Timely Introduction of New and Enhanced Products."

PROPRIETARY RIGHTS

         Puma relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and name recognition are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has five issued United States patents that expire in 2012, 2014 and 2015, respectively, and has ten patent applications pending. In addition, the Company has certain corresponding international patent applications pending under the Patent Cooperation Treaty in countries to be designated at a later date. There can be no assurance that the Company's patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not ensure that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. The Company has entered into source code escrow agreements with a limited number of its customers and resellers requiring release of source code in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. The Company also provides its source code to foreign language translation service providers and consultants to the Company in limited circumstances. The provision of source code may increase the likelihood of misappropriation by third parties.

         The Company is not aware that it is infringing any proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company of their intellectual property rights. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps and as patent protection for software becomes increasingly popular. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources or cause product shipment delays. In addition, such claims could require the Company to discontinue the use of certain software codes or processes, to cease the manufacture, use and sale of infringing products, to incur significant litigation costs and expenses and to develop non-infringing technology or to obtain licenses to the alleged infringing technology. There can be no assurance that the Company would be able to develop alternative technologies or to obtain such licenses or, if a license were obtainable, that the terms would be commercially acceptable to the Company. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition would be materially adversely affected. See "Risk Factors--Proprietary Rights, Risks of Infringement and Source Code Release."

EMPLOYEES

         As of July 31, 1998, the Company had 176 employees and full-time equivalent consultants, including 45 in sales and marketing, 107 in engineering and 24 in operations, finance and administration. All of the Company's employees are located in the United States with the exception of one which is located in Japan. None are represented by a labor union. The Company has experienced no work stoppages and believes its relationship with its employees is good.

         Competition for qualified personnel in the Company's industry is intense. The Company believes that its future success will depend in part on its continued ability to hire, train and retain qualified personnel.

BUSINESS RISKS

LIMITED HISTORY OF OPERATIONS AND PROFITABILITY. The Company was organized in August 1993 and began shipping products in October 1994. Accordingly, the Company has a limited operating history upon which an evaluation of the Company can be based. The Company has only been profitable in eight quarters since inception and incurred a loss in the quarter ended July, 31 1998. The Company's results must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in a new and evolving market such as the mobile data exchange software market. Although the Company has experienced increased quarterly revenue over ten of the twelve past fiscal quarters, such growth rates have not been sustained in the past, were not sustained in the quarter ended July 31, 1998 and may not be sustainable in the future and are not indicative of future operating results. There can be no assurance that any of the Company's business strategies will be successful or that the Company's revenue growth or profitability will continue on a quarterly or annual basis.

RISKS ASSOCIATED WITH NEW PRODUCT DEVELOPMENT AND TIMELY INTRODUCTION OF NEW AND ENHANCED PRODUCTS. The markets for the Company's products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. The Company first introduced its TranXit products in October 1994, Intellisync for handheld devices in the first quarter of fiscal 1997, and Intellisync for Notebooks in the first quarter of fiscal 1998. As its product families mature, the Company expects that their gross margins may decline. The Company's future success will depend to a substantial degree upon its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards. The Company budgets amounts to expend for research and development based on planned product introductions and enhancements; however, actual expenditures may significantly differ from budgeted expenditures.

Inherent in the product development process is a number of risks. The development of new, technologically advanced software products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The introduction of new or enhanced products also requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. The Company is continually required to recruit new engineering personnel to meet increased engineering and testing requirements associated with patent development and enhancement. There can be no assurance that the Company will successfully develop, introduce or manage the transition to new products. Nor can there be any assurance that the Company will be able to hire and retain sufficient engineering personnel to meet the requirements inherent in this transition. The Company has in the past, and may in the future, experience delays in the introduction of its products, due to factors internal and external to the Company. Any future delays in the introduction or shipment of new or enhanced products, including particularly the development of server-based synchronization and data-delivery solutions directly targeted at corporate enterprises, the inability of such products to gain market acceptance or problems associated with new product transitions could adversely affect the Company's operating results, particularly on a quarterly basis.

BUSINESS STRATEGY. The Company's current business strategy with respect to the market for synchronization software for handheld devices has been to identify multiple handheld solutions and software applications, and offer an array of solutions in its Intellisync product family. In contrast, some of the Company's direct competitors in this market focus its efforts on fewer devices and fewer applications. The Company's success is highly dependent upon the market acceptance of both the handheld devices and software applications supported by its Intellisync products. Typically the Company must develop the software supporting a particular device or application before it has been determined whether that third-party product will gain market acceptance. Lack of market acceptance of hardware or software products supported by the Company's Intellisync product is largely outside of the Company's control and may have an adverse effect on the results. Such lack of market acceptance for several products being supported by the Company did in fact affect the Company's results in the second half of fiscal 1998. And, because the

Company is focusing on a variety of products, the Company may be slower to offer features that are specific to each individual handheld-to-PC solution. The Company's failure to identify in advance the devices and applications that may gain market dominance and to sufficiently focus on the most popular solutions may adversely affect its results of operations.

The Company is currently in the process of shifting its business strategy to focus its internal efforts on more widely adopted handheld platforms and groupware and PIM applications with a large installed base. Lower volume device and application vendors are encouraged to license the Company's SDK which allows these companies to then develop synchronization capability through the Company's synchronization engine.

COMPETITION. The Company expects the market for USS software, including data synchronization and IR connectivity software to the extent it develops, to become intensely competitive. The Company currently faces direct competition with respect to a number of its individual products from several private companies, including Traveling Software, Chapura, DataViz, River Run, Randsoft, and Starfish (recently acquired by Motorola). In the future, the Company will also face competition relative to its upcoming products from vendors offering server-based mobile device data exchange products and services, including Advanced Systems, Riverbed, and Avant Go. In addition to direct competition, the Company faces indirect competition from existing and potential customers that provide internally developed solutions. As a result, the Company must educate prospective customers as to the advantage of the Company's products versus internally developed solutions. The Company currently faces limited direct competition from major applications and operating systems software vendors who may choose to incorporate data synchronization and IR connectivity functionality into their operating systems software, thereby potentially reducing the need for OEMs to include Puma's products in their notebook and desktop PCs. For example, Microsoft's inclusion of certain features permitting data synchronization and IR connectivity between computers utilizing the Windows 98 operating system may have the effect of reducing revenue from the Company's software if users of Windows 98 perceive that their data synchronization and IR connectivity needs are adequately met by Microsoft. Certain of the companies with which the Company competes or may in the future compete, including internal software development groups of its current and potential customers, have substantially greater financial, marketing, sales and support resources and may have more "brand-name" recognition than the Company. There can be no assurance that the Company will be able either to develop software comparable or superior to software offered by its current or future competitors or to adapt to new technologies, evolving industry standards and changes in customer requirements. In addition, the PC and mobile computing device markets experience intense price competition, and the Company expects that, in order to remain competitive, it may have to decrease its unit royalties on certain products.

PRODUCT CONCENTRATION; RISKS ASSOCIATED WITH NEW AND EVOLVING MARKETS. The market for USS software, including wireless IR connectivity and advanced data synchronization software, is new and evolving. To date, the Company has derived a substantial portion of its revenue from the licensing of its TranXit IR connectivity software. Although additional products are currently being sold and potential products are currently under development, the Company believes that the TranXit and Intellisync for Notebooks product families, although currently accounting for a substantial portion of the Company's revenue, will decline in overall revenue contribution in the foreseeable future. The life cycle of TranXit and Intellisync for Notebooks is difficult to estimate because of, among other factors, the emerging nature of the USS software market and the possibility of future competition. As a result, the Company's future operating results, particularly, in the near term, are dependent upon the continued market acceptance of TranXit and Intellisync for Notebooks. The Company anticipates that the overall revenue contribution of the TranXit and Intellisync for Notebooks business will decrease as a percentage of total revenue, since these products are at a mature stage in their product life cycles. There can be no assurance that TranXit will rebound from its decline or that the Company will be successful in developing, introducing or marketing new or enhanced products. A continued decline in the demand for TranXit, as a result of competition, technological change or other factors, and the failure to successfully develop, introduce or market new or enhanced products would have a material adverse effect on the Company's business, financial condition and results of operations.

The market for USS software is still emerging, and there can be no assurance that it will continue to grow or that, even if the market does grow, TranXit or Intellisync for Notebooks will be adopted. Moreover, although demand for TranXit and its successor product Intellisync for Notebooks has grown in recent years with the Company's OEM customers, TranXit sales declined in mid-1998 and the Company has no accurate method of determining the extent that end-users utilize TranXit or Intellisync for Notebooks. The Company's success in generating significant revenue in these evolving markets will depend, among other things, on its ability to educate potential OEMs, retail partners and end users about the benefits of the Company's IR technology, to maintain and enhance its relationships with leading OEM and to develop effective retail distribution channels. The inability of the Company to continue to penetrate the existing market for USS products or the failure of current markets to grow or new markets to develop or be receptive to the Company's products would have a material adverse effect on the Company's business, operating results and financial condition. The emergence of markets for the Company's USS products will also be affected by a variety of factors beyond the Company's control. In particular, the Company's products are designed to conform to certain standard IR and data communications specifications, many of which have not been adopted as industry standards. There can be no assurance that these specifications will be widely adopted or that competing specifications will not emerge which will be preferred by OEMs. The emergence of markets for the Company's products is also critically dependent upon continued expansion of the market for mobile computing devices and the timely introduction and successful marketing and sale of notebook and desktop personal computers ("PCs"), personal electronic organizers, smart phones and smart pagers. In addition, there can be no assurance that IR technology itself will be adopted as the standard or preferred technology for USS or that manufacturers of personal computers will elect to bundle IR technology in their products. There can be no assurance that these or other factors beyond the Company's control will not adversely affect the development of markets for the Company's products.

DEPENDENCE ON OEMS. Revenue from OEMs was a substantial portion of the Company's revenue during fiscal 1998, fiscal 1997 and fiscal 1996. OEM revenue as a percentage of total revenue was 68%, 74% and 89% in fiscal 1998, fiscal 1997 and fiscal 1996, respectively. Weakening demand from any key OEM and the inability of the Company to replace revenue provided by such OEM could have a material adverse effect on the Company's business, operating results and financial condition. The Company maintains individually significant receivable balances from major OEMs. If these OEMs fail to meet their payment obligations, the Company's operating results could be materially adversely affected.

RISKS ASSOCIATED WITH DEVELOPMENT OF RETAIL DISTRIBUTION CHANNEL. The Company distributes its products through distributors, major computer and software retailing organizations, consumer electronics stores, discount warehouse stores and other specialty retailers. The Company often sells on a purchase order basis, and there are often no minimum purchase obligations on behalf of any principal distributor or retailer. Distribution and retailing companies in the computer industry have from time to time experienced significant fluctuations in their businesses, and there have been a number of business failures among these entities. The insolvency or business failure of any significant distributor or retailer of the Company's products could have a material adverse effect on the Company's business, operating results and financial condition. Further, certain mass-market retailers have established exclusive relationships under which such retailers will buy customer software only from one or two intermediaries. In such instances, the price or other terms on which the Company sells to such retailers may be materially adversely affected by the terms imposed by such intermediaries, or the Company may be unable to sell to such retailers on the terms, which the Company deems acceptable.

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

MANAGEMENT OF CHANGE. The Company is currently experiencing rapid change which has placed, and will continue to place, a significant strain on its administrative, operational and financial resources and increased demands on its systems and controls. This change has resulted in a continuing increase in the level of responsibility for both existing and new management personnel. As this change continues, the Company may have difficulty recruiting, hiring, training and retaining key personnel in engineering, management, sales and marketing. No assurances can be given that the Company will be able to manage this change successfully.

DEPENDENCE ON STRATEGIC BUSINESS RELATIONSHIPS; RISKS ASSOCIATED WITH THIRD-PARTY SERVICES. The Company believes that its success is largely dependent on its strategic relationships with key participants in the PC and mobile computing device industries, including Compaq, IBM, Intel, Microsoft, NEC, Sharp, Texas Instruments, Toshiba and 3COM. These relationships generally enable the Company to receive prototypes from hardware manufacturers and software vendors prior to their market introduction. The Company is thereby in a stronger position to launch complementary product offerings shortly after the commercial release of these companies' new hardware and software products. The loss of any of these strategic relationships or any other significant partner could materially adversely affect the Company's product development efforts, its business, operating results and financial condition and its ability to realize its strategic objective to be the technological leader in its industry. In addition, the Company relies significantly on third-party services. In particular, third party services translate the Company's products into over ten different native languages. The Company has generally been able to obtain translated, functional versions of its products in a timely manner. However, any significant delays by such third parties could delay new or existing shipments of products and have a material adverse effect on the Company's business, operating results and financial condition.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. International revenue accounted for a significant portion of the Company's revenue in fiscal 1998 and in fiscal 1997. The Company expects that international revenue will continue to account for a significant portion of its future revenue. Revenue from the Company's international operations is subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the summer months of each year when many customers and users reduce their business activities. These seasonal factors may have a material adverse effect on the Company's business, operating results and financial condition. Although the Company's revenue is currently denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Furthermore, future international activity may result in foreign currency denominated sales, particularly if international revenue from distributors increases. Consequently, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's operating results. Royalty income by the Company from customers in certain countries, such as Japan and Taiwan, is subject to withholding income taxes. The amount and mix of the Company's income derived from such customers will impact the Company's provision for income taxes. Differences in the amount and mix of the Company's income actually derived from customers subject to foreign withholding taxes as compared to the amounts forecasted by the Company may adversely impact the Company's income tax rate.

UNCERTAINTIES ASSOCIATED WITH ACQUISITIONS. The Company has been involved in three acquisitions. These acquisitions have been motivated by many factors including the desire to obtain new technologies, the desire to expand and enhance the Company's product lines and the desire to attract key personnel.

In July 1998, the Company acquired SoftMagic Corp. ("SoftMagic"). As a result of the acquisition, three new employees and three new consultants joined the Company. SoftMagic had incurred a cumulative loss through its acquisition by Puma on July 30, 1998 of approximately $35,000 on cumulative revenue of $331,000.

In July 1997, the Company acquired substantially all of the assets of Real World Solutions, Inc. ("RWS"), a developer of client/server solutions. As a result of the acquisition, four new employees joined the Company. RWS had incurred a cumulative loss through its acquisition by Puma on July 17, 1997 of approximately $1.3 million on cumulative revenue of $0.5 million.

In April 1996, the Company acquired IntelliLink Corp. ("IntelliLink"). As a result of the acquisition, the Company acquired two additional product families, as well as other technologies. In addition, more than 20 new employees joined the Company. IntelliLink had incurred a cumulative net loss through its acquisition by Puma on April 30, 1996 of approximately $2.5 million on cumulative revenue of approximately $4.2 million.

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

DEPENDENCE ON YEAR 2000 COMPLIANCE OF THIRD-PARTY PRODUCTS. Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Millennium Bug" or "Year 2000 Problem."

The Year 2000 Problem could affect computers, software, and other equipment used, operated, or maintained by the Company. The Company believes that its computer systems are Year 2000 compliant.

The Company believes that it has substantially identified and resolved all potential Year 2000 Problems with any of the software products which it develops and markets. However, management also believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company's software products have been identified or corrected due to the complexity of these products and the fact that these products interact with other third party vendor products and operate on computer systems which are not under the Company's control.

In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. The Company presently believes that its office and facilities equipment are Year 2000 compliant.

The Company has limited or no control over the actions of third party suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to resolve Year 2000 problems with these systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

The Company expects to identify and resolve all Year 2000 Problems that would materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, one cannot accurately predict how many Year 2000 Problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management expects that the Company could likely suffer the following consequences:

         1. a significant number of operational inconveniences and inefficiencies for the Company and its clients that may divert management's time and attention and financial and human resources from its ordinary business activities; and

         2. a lesser number of serious system failures that may require significant efforts by the Company or its clients to prevent or alleviate material business disruptions.

The Company has not developed contingency plans.

The Company does not believe that the Year 2000 Problem will have a material adverse effect on the Company's business or results of operations.

ITEM 2.           PROPERTIES

         The Company's principal administrative, engineering, manufacturing, marketing and sales facilities total approximately 31,952 square feet and are located in a single building in San Jose, California under a lease that expires in June 2006. The Company also has two leases for approximately 11,980 square feet and 9,006 square feet in two buildings in Nashua, New Hampshire under leases that expires in May 2002 and July 2003, respectively. These facilities primarily support the engineering, product marketing and technical support functions for its Intellisync family of products.

         In October 1998, the Company internally announced a restructure plan to consolidate its East and West Coast facilities for its Intellisync family of products. The company expects that the implementation of this plan, which is intended to transition engineering resources from its West Coast to East Coast facilities once completed, may create some excess capacity in its San Jose location. The Company believes it may be able to sublease a portion of its San Jose building near its current market rate of rent, but this will be dependent on many factors including economic conditions.

         Management believes that its current East Coast facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms. Management expects it may need to lease additional facilities in the upcoming year to support its sales expansion in both Japan and Europe.

ITEM 3.           LEGAL PROCEEDINGS

         On February 6, 1998, in response to the Company's offer of a royalty-bearing patent license, Dataviz, Inc. filed a lawsuit against the Company in the U.S. District Court for the District of Connecticut seeking a judgement that four of the Company's patents are invalid and not infringed by Dataviz' software. The complaint seeks no monetary relief other than an award of costs of the lawsuit and reasonable attorney's fees. The complaint contains no allegation that the Company's software infringes any third-party intellectual property rights. The Company has filed a response denying all of Dataviz' allegations and asserting numerous affirmative defenses. The Company has also filed counterclaims asserting that Dataviz' software infringes two of the Company's patents. The parties have agreed to narrow the case to include only those two patents and are currently engaged in discovery.

         The Company believes that Dataviz' claims have no merit and intends to defend the action vigorously. The final resolution of the lawsuit is not expected to have a material adverse effect on the results of operations or the financial condition of the Company. It is too early in the litigation to determine whether attorneys' fees and costs of the lawsuit may have an adverse affect on the results of operations of the Company in any particular period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the Company's fiscal year ended July 31, 1998.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The executive officers and directors of the Company are as follows:


NAME                      AGE   POSITION
--------------------------------------------------------------------------------------------------------------------------------
Bradley A. Rowe            38   President, Chief Executive Officer and Director
Stephen A. Nicol           38   Senior Vice President, Sales and Director

M. Bruce Nakao             54   Senior Vice President, Finance and Administration, and Chief Financial Officer
Michael M. Clair           51   Chairman of the Board
Tyrone F. Pike             44   Director
Robert D. Rutner, DDS      40   Director

MR. ROWE co-founded the Company in August 1993 and has served as President since October 1993 and Chief Executive Officer since March 1995. He has also served as a Director of the Company since August 1993. Prior to founding the Company, from January 1991 to July 1993, he held various management positions at SystemSoft Corporation, a PC system software supplier, including Vice President of Worldwide Sales and General Manager of Desktop Computing. In June 1988, Mr. Rowe co-founded Extar Technologies, a manufacturer's representative of PC products, where he held a number of management positions, including Vice President of Sales and President until December 1990. From November 1983 to June 1988, Mr. Rowe served in various sales positions at Western Digital Corporation, a storage management company, including Director of Western Area Sales. Mr. Rowe currently serves as a Director of 7th Street Teleworks, Inc., a privately held company. Mr. Rowe holds a B.S. degree in engineering and management science from Princeton University.

MR. NICOL co-founded the Company in August 1993 and has served as Senior Vice President, Sales since its establishment. He has also served as a Director since August 1993. Prior to founding the Company, he served in several capacities at SystemSoft Corporation, including Director of Sales for Japan and Asia
Pacific from July 1992 to July 1993 and Sales Manager for the Eastern United States from November 1991 to July 1992. Mr. Nicol co-founded Extar Technologies in June 1988 where he served until November 1991 as Vice President of Sales. Previously, Mr. Nicol served as OEM Manager for Western Digital and Computer Sales Representative for Hewlett-Packard. He holds an A.B. degree in political science from Princeton University.

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

MR. CLAIR became a Director of the Company in November 1994 and has served as Chairman of the Board since March 1995. Mr. Clair was a founder of SynOptics Communications, a computer networking company, and from January 1987 to November 1992, served as Vice President Sales and Marketing and then as Senior Vice President of Sales and Customer Service of SynOptics. Mr. Clair has more than 25 years of experience in data processing, data and voice communications and local area networking. He spent the early part of his career with Tymshare, a computer time-sharing company, and ROLM, a manufacturer of digital PBX equipment, in a variety of sales and marketing positions. He holds a B.S. degree in business and an M.B.A. degree from the University of Buffalo. Mr. Clair currently serves as a director of several private companies in Silicon Valley.

MR. PIKE became a Director of the Company in October 1996. Since March 1993, Mr. Pike has served as a Director of Citrix Systems, a publicly-held supplier of multi-user application server products. Mr. Pike also serves as a director of Proxinet, a privately-owned company. In August 1996 Mr. Pike founded Switchsoft Systems, a supplier of open virtual network management software for switches and routers and has served as Chairman of the Board and Chief Executive Officer since its inception. From January 1994 to August 1996, Mr. Pike served in various positions at UB Networks, a computer networking company, including Senior Vice President and Chief Technical Officer. Prior to joining UB Networks, Mr. Pike served as a partner of Pike Associates from September 1992 to January 1994. From March 1992 to September 1992, Mr. Pike served as President and Chief Executive Officer of Global Village Communications, a networking communications company. From May 1991 to June 1992 he served as Manager, Strategic Planning & Business Development of Intel Corporation. From April 1983 to May 1991, Mr. Pike served as Founder, Chairman of the Board and President of LANSystems, a computer networking company, of which he served as a Director until February 1994. Mr. Pike holds an A.B. degree in architecture from Princeton University.

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

PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

          The Common Stock of the Company began trading in the over-the-counter market on the Nasdaq National Market on December 5, 1996, under the symbol "PUMA." The following table sets forth the high and low closing prices for the Company's Common Stock as reported on the Nasdaq National Market from August 1, 1997, through July 31, 1998. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

          1998                                                                         HIGH          LOW
          ----                                                                         ----          ---
          First fiscal quarter (August 1, 1997 to October 31,1997)                   $8.375       $5.563
          Second fiscal quarter (November 1, 1997 to January 31, 1998)               $8.063       $5.563
          Third fiscal quarter (February 1, 1998 to April 30, 1998)                  $7.313       $5.563
          Fourth fiscal quarter (May1, 1998 to July 31, 1998)                        $8.375       $5.063

         As of October 14, 1998, there were approximately 120 stockholders of record of the Company's Common Stock and 12,678,401 shares of common stock outstanding.

         The Company has never paid dividends on its capital stock. The Company currently intends to retain any future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.           SELECTED  FINANCIAL DATA

         The selected financial data for the five years ended July 31, 1998, which appears on page 9 in the Registrant's Annual Report to Stockholders for the fiscal year ended July 31, 1998 under the caption "Selected Financial Data" is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is set forth on pages 10-16 of the Registrant's Annual Report to Stockholders for the fiscal year ended July 31, 1998 under the caption "Management's Discussion and Analysis," which is incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is set forth on page 16 of the Registrant's Annual Report to Stockholders for the fiscal year ended July 31, 1998, under the caption "Management's Discussion and Analysis," which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated August 24, 1998, appearing on pages 17-31 of the Registrant's Annual Report to Stockholders for the fiscal year ended July 31, 1998 are incorporated by reference in this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no disagreements with accountants on accounting and financial disclosure.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the directors and executive officers of the Company is set forth in Part I Item 4 of this report under the caption "Executive Officers and Directors of the Registrant."

ITEM 11.          EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference from the definitive proxy statement for the Company's 1998 annual meeting of stockholders to be filed with the Commision pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this Form (the "Proxy Statement") under the caption "Executive Compensation and Other Matters."

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated from the Proxy Statement under the captions "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated from the Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Executive Compensation and Other Matters - Compensation Committee Interlocks and Insider Participation."

PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

         (a)   1.  Financial Statements.

         The following consolidated financial statements of the Company included in the Company's Annual Report to Stockholders for the fiscal year ended July 31, 1998 are filed as part of this report:

                  Report of Independent Accountants.

                  Consolidated Balance Sheets at July 31, 1998 and 1997.

                  Consolidated Statements of Operations for the three fiscal Years Ended July 31, 1998.

                  Consolidated Statements of Stockholders' Equity for the three fiscal Years Ended July 31, 1998.

                  Consolidated Statements of Cash Flows for the three fiscal Years Ended July 31, 1998.

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

         On August 14, 1998, the Company filed a report on Form 8-K relating to an Agreement and Plan of Reorganization (the "Agreement"), dated July 27, 1998, by and among the Company, PacificTech Acquisition corporation, a Delaware corporation and wholly-owned subsidiary of the Company ("PacificTech"), and SoftMagic Corp., a privately-held Florida corporation ("SoftMagic"). Pursuant to the Agreement, the Company completed an acquisition (the "Merger") of SoftMagic. Upon consummation of the Merger, SoftMagic merged with and into PacificTech. The Company acquired substantially all of the assets and assumed all of the liabilities of SoftMagic pursuant to the Agreement.

         (c) Exhibits. The exhibits listed on the accompanying index to exhibits immediately preceding the financial statement schedules are filed as part of, or incorporated by reference into, this Form 10K.

         (d)      Financial Statement Schedules.  See Item 14 (a) above.


  EXHIBIT NUMBER                            EXHIBIT TITLE
          2.1    1   Agreement and Plan of Reorganization dated July 27, 1998, by and among the Company,
                     PacificTech Acquisition Corporation and SoftMagic Corp.
          2.2    3   Asset Acquisition Agreement dated July 15, 1997, by and among the Company, Real World Solutions, Inc.
                     and John Stossel.
          2.3    2   Agreement and Plan of Merger dated April 30, 1996, by and among the Company, IntelliLink Corp.
                     and certain shareholders of IntelliLink Corp.
          3.1    2   Articles of Incorporation of Puma Technology, Inc., a California corporation.
          3.2    2   Certificate of Incorporation of Puma Technology, Inc., a Delaware corporation.
          3.3    2   Bylaws of Puma Technology, Inc., a California corporation.
          3.4    2   Bylaws of Puma Technology, Inc., a Delaware corporation.
         10.1    2   1993 Stock Option Plan and forms of stock option agreements used thereunder.
         10.2    2   Puma Technology, Inc. 1996 Employee Stock Purchase Plan and form of notice of exercise used thereunder.
         10.3    3   Office Lease dated March 20, 1997, between the Company and Catellus Development Corporation.
         10.4    3   Standard Commercial Lease dated March 2, 1992, as amended, between IntelliLink, Inc. and Thomas J. Flatley
                     d/b/a The Flatley Company.
         10.5    2   Form of Indemnity Agreement for directors and officers.


         10.6 +  2   Software License Agreement dated as of May 30, 1995, between the Company and Toshiba Corporation.
         10.7    2   IntelliLink Corp. 1992 Incentive Stock Option Plan and forms of stock agreements used thereunder.
         13.1    3   Portions of the Annual Report to Stockholders for the fiscal year ended July 31, 1998 expressly incorporated by reference herein.
         21.1    2   Subsidiaries of the Company.
         23.1    3   Consent of PricewaterhouseCoopers LLP, Independent Accountants.
         24.1    3   Power of Attorney  (reference page 28 of this the Form-10K).
         27.1    3   Financial Data Schedule (filed in EDGAR format only).
         99.1    2   Agreement and Plan of Merger by and between Puma Technology, Inc. a California corporation, and Puma Technology, Inc., a Delaware corporation.


     +    Confidential treatment has been granted for portions of this exhibit.

     1 Incorporated by reference to the Company's Report on Form 8-K filed on August 14, 1998.

     2    Incorporated by reference to the Company's Registration
          Statement on Form S-1 (No. 333-011445) declared effective on December 4, 1996.

     3    Filed herewith.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Puma Technology, Inc.

Our audits of the consolidated financial statements referred to in our report dated August 24, 1998 appearing in the 1998 Annual Report to Stockholders of Puma Technology, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

San Jose, California
August 24, 1998

SCHEDULE II

                               PUMA TECHNOLOGY, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                      PERIOD/         BALANCE AT        CHARGED TO         DEDUCTIONS            END OF
                                   YEAR ENDED       BEGINNING OF         COSTS AND                          PERIOD/YEAR
                                      JULY 31        PERIOD/YEAR          EXPENSES
Allowance for Doubtful                   1996           $ -                $184              $  -               $184
  Accounts and Sales
Returns

Allowance for Doubtful                   1997           $184               $948              $ 455              $677
  Accounts and Sales
Returns

Allowance for Doubtful                   1998           $677               $733              $ 467              $943
  Accounts and Sales
Returns

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, on this 10th day of November, 1998.

                              Puma Technology, Inc.

         Date:  November 11, 1998           By:  /s/ M. Bruce Nakao
                                                 ------------------


                                                 M. Bruce Nakao
                                                 Senior Vice President, Finance
                                                 and Administration and Chief
                                                 Financial Officer

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

      SIGNATURE                                       TITLE                              DATE
--------------------------------------------------------------------------------------------------------------------------------
/s/ Bradley A. Rowe                         President, Chief Executive                   November 11, 1998
-----------------------------               Officer and Director                         -----------------
Bradley A. Rowe                             (PRINCIPAL EXECUTIVE OFFICER)


/s/ Stephen A. Nicol                        Senior Vice President,                       November 11, 1998
-----------------------------               Sales and Secretary                          -----------------
Stephen A. Nicol

/s/ M. Bruce Nakao                          Senior Vice President and                    November 11, 1998
-----------------------------               Chief Financial Officer                      -----------------
M. Bruce Nakao

/s/ Michael M. Clair                        Chairman of the Board                        November 11, 1998
-----------------------------                                                            -----------------
Michael M. Clair

/s/ Tyrone F. Pike                          Director                                     November 11, 1998
-----------------------------                                                            -----------------
Tyrone F. Pike

/s/ Dr. Robert D. Rutner, DDS               Director                                     November 11, 1998
-----------------------------                                                            -----------------
Dr. Robert D. Rutner, DDS