Form 10-Q
period 1998-10-31
PUMA TECHNOLOGY INC
filed 1998-12-15
CIK 1020716

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                    --------------

                                      FORM 10-Q

     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998


     / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                             ----------------------------

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



Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No

The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of October 31, 1998 was 12,675,525.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                          THIS REPORT CONSISTS OF 29 PAGES.

                                PUMA TECHNOLOGY, INC.

                                      FORM 10-Q

                   FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

                                  TABLE OF CONTENTS


                           PART I.  FINANCIAL INFORMATION                   PAGE
Item 1.   Condensed Consolidated Financial Statements                        4

Item 2.   Management's Discussion and Analysis of Financial Condition       10
          and Results of Operations


                           PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                25

Item 6.    Exhibits and Reports on Form 8-K                                 25

Signature                                                                   27

Summary of Trademarks                                                       29


PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included under this item are as follows:


FINANCIAL STATEMENT DESCRIPTION                                            PAGE

-    Condensed Consolidated Balance Sheet                                    4
     October 31, 1998 and July 31, 1998

-    Condensed Consolidated Statement of Operations                          5
     for the Three Months Ended October 31, 1998 and 1997

-    Condensed Consolidated Statement of Cash Flows                          6
     for the three Months Ended October 31, 1998 and 1997

-    Notes to Condensed Consolidated Financial Statements                    7


                                  PUMA TECHNOLOGY, INC.

                           CONDENSED CONSOLIDATED BALANCE SHEET
                                      (in thousands)

----------------------------------------------------------------------------------------------------------

                                                                                   OCT. 31,       JULY 31,
                                                                                    1998            1998
                                                                                 (unaudited)
----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                     $  12,037      $  7,418
  Short-term investments                                                           10,029        13,665
  Accounts receivable, net                                                          2,394         3,431
  Inventories                                                                         151           244
  Other current assets                                                                551           392
----------------------------------------------------------------------------------------------------------
           Total current assets                                                    25,162        25,150
----------------------------------------------------------------------------------------------------------
Property and equipment, net                                                         3,086         3,254
Other assets                                                                        1,730         2,035
----------------------------------------------------------------------------------------------------------
                TOTAL ASSETS                                                    $  29,978      $ 30,439
----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $   1,043      $  1,140
  Accrued liabilities                                                               2,342         1,517
  Deferred revenue                                                                  1,736         1,489
  Current portion of capital lease obligations                                          1            28
----------------------------------------------------------------------------------------------------------
           Total current liabilities                                                5,122         4,174
----------------------------------------------------------------------------------------------------------
Capital lease obligations, net of current portion                                       0            41
----------------------------------------------------------------------------------------------------------
           Total liabilities                                                        5,122         4,215
----------------------------------------------------------------------------------------------------------

Stockholders' equity:
  Common stock, $0.001 par value; 12,676  and 12,473 shares issued and
     outstanding at October 31, 1998 and July 31, 1998, respectively                   13            12
  Additional paid-in capital                                                       34,015        33,871
  Receivable from stockholders                                                        (66)          (66)
  Deferred stock compensation                                                         (46)          (53)
  Unrealized Gain/Loss on securities available for sale                                86            --
  Accumulated deficit                                                              (9,146)       (7,540)
----------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                              24,856        26,224
----------------------------------------------------------------------------------------------------------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  29,978      $ 30,439
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------



       SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                     PUMA TECHNOLOGY, INC.

                         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                              (in thousands, except per share data)
                                         (unaudited)


---------------------------------------------------------------------------------------------
                                                                     THREE MONTHS ENDED
                                                                        OCTOBER 31,
                                                                  1998                  1997
---------------------------------------------------------------------------------------------
REVENUE                                                        $  4,412              $  5,237
Cost of revenue                                                     685                   625
---------------------------------------------------------------------------------------------
GROSS PROFIT                                                      3,727                 4,612
---------------------------------------------------------------------------------------------
OPERATING EXPENSES:
    Research and development                                      3,099                 2,132
    Sales and marketing                                           1,850                 1,601
    General and administrative                                      804                   797
    Restructuring and other charges                                 768                   -
---------------------------------------------------------------------------------------------
            Total operating expenses                              6,521                 4,530
---------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                          (2,794)                   82
    Interest and other income, net                                1,392                   285
---------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                (1,402)                  367
    Provision for income taxes                                     (204)                 (139)
---------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                              $ (1,606)            $     228
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE:

    Basic                                                     $   (0.13)            $    0.02
    DILUTED                                                   $   (0.13)            $    0.02

SHARES USED IN PER SHARE CALCULATION:
    Basic                                                        12,557                12,065
    DILUTED                                                      12,557                12,497
---------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               PUMA TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


---------------------------------------------------------------------------------------------
                                                                          THREE MONTHS ENDED
                                                                             OCTOBER 31,
                                                                          1998         1997
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(Loss)                                                         $ (1,606)   $ 228
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                              554      255
    Customer deposits and other                                                 86       --
    Changes in operating assets and liabilities                                512     (325)
---------------------------------------------------------------------------------------------
        Net cash provided by (used in) operating activities                   (454)     158
---------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                          (98)    (663)
  Maturities (purchases) of short-term investments                           5,095      (84)
---------------------------------------------------------------------------------------------
        Net cash provided by (used in) investing activities                  4,997     (747)
---------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under capital lease obligations                           (69)     (12)
  Proceeds from conversion of warrants                                          --       --
  Net proceeds upon exercise of stock options                                   25       31
  Note repayments (advances) by stockholders, net                               --       --
  Net proceeds from newly issued common stock                                  120      149
---------------------------------------------------------------------------------------------
        Net cash provided by financing activities                               76      168
---------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                         4,619     (421)
Cash and cash equivalents at the beginning of the period                     7,418    5,824
---------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                        $ 12,037  $ 5,403
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

PUMA TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

NOTE 1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements for the three months ended October 31, 1998 and 1997 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998. The results of operations for the interim period ended October 31, 1998 are not necessarily indicative of results to be expected for the full year.

In October 1997, the AICPA issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which supersedes SOP 91-1. The Company has adopted SOP 97-2 for software transactions entered into beginning August 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post-contract customer support, installation and training, to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor specific objective evidence. The revenue allocated to software products, including specified upgrades or enhancements generally is recognized upon delivery of the products. The revenue allocated to post-contract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements generally is recognized as the services are performed. If the Company does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The Company currently does not believe the adoption of SOP 97-2 will have a material impact on the Company's financial position or results of operations.


NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for all years beginning after June 15, 1999. The company does not expect the adoption of SFAS 133 to have a material impact on its financial position.

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

Basic and diluted earnings per share were calculated as follows during the three months ended October 31, 1998 and 1997:



                    (in thousands, except per share data)
                                 (UNAUDITED)


-------------------------------------------------------------------------------
                                                      THREE MONTHS ENDED
                                                         OCTOBER 31,
                                                      1998         1997
-------------------------------------------------------------------------------
BASIC:

    Weighted average common shares                    12,557       12,065
                                                    --------      -------
                                                    --------      -------

    Net income (loss)                                $(1,606)     $   228
                                                    --------      -------
                                                    --------      -------

    Net income (loss) per share                       ($0.13)       $0.02
                                                    --------      -------
                                                    --------      -------
DILUTED:
    Weighted average shares                           12,557       12,065

    Weighted average preferred as if
        converted                                                       0

    Common equivalent shares from stock
        options and warrants                               0          432
                                                    --------      -------
    Shares used in per share calculation              12,557       12,497
                                                    --------      -------
                                                    --------      -------
    Net income (loss)                                $(1,606)     $   228
                                                    --------      -------
                                                    --------      -------
    Net income (loss) per share                       ($0.13)       $0.02
                                                    --------      -------
                                                    --------      -------


Note: The number of shares used in the diluted share calculation for the period ended October 31, 1998 was 12,729,000. This calculation was not applicable in a loss position.

NOTE 4. RESTRUCTURING

In the first quarter of Fiscal 1999, the Company implemented a restructuring program for the purpose of consolidating the majority of its engineering and development work at existing facilities in Nashua, New Hampshire. As part of this program, the company implemented a reduction in force of 40 positions that primarily affected the engineering group currently located at the San Jose facility. It is possible that some of these positions will be replaced in Nashua. This will be determined after the Company assesses its resource requirements after the consolidation is complete. The severance costs associated with this program are expected to be $210,000. This program is being implemented over a six-month period, with an expected completion at the end of February 1999.

Additional restructuring charges were also incurred for vacating of a part of the San Jose facility, as well as a recently leased facility in Nashua. These charges were $462,000 and $96,000 respectively.

The following table depicts the components of the restructuring:


(in Thousands)

Restructuring Charges         Severance and     Accrued lease       Total
                              Benefits         costs for excess
                                                 facilities
Quarter Ended
--------------------------------------------------------------------------

October 31, 1998                  $210             $558            $768






NOTE 5. COMPREHENSIVE INCOME

Effective August 1, 1998, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available for sale. Annual financial statements for prior periods will be reclassified, as required.

The Company's total comprehensive earnings were as follows:


                                           Three Months Ended
                                              October 31
                                                   1998                1997
                                            ------------------   ---------------
(In thousands of dollars)
Net income (loss)                             $ (1,606)          $      228

Unrealized gains                                    86                   --
                                            ------------------   ---------------
Total comprehensive earnings                  $ (1,520)          $      228


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

RESULTS OF OPERATIONS

OVERVIEW

Puma develops, markets and supports Universal Synchronization Solutions-TM-software ("USS"), which allows users to easily access, exchange and synchronize information stored on a variety of different computing devices such as desktop computers and mobile computing devices, including notebook and handheld computers, personal electronic organizers, smart phones and smart pagers. The Company's software is designed to improve the productivity of business professionals and corporations who are increasingly relying on mobile computing devices to address their growing needs for accessible, up-to-date information, whether in or out of the office. Puma's current Intellisync-Registered Trademark- and recently announced Intellisync Anywhere-TM- product families allow local, LAN, and remote "content-aware" data synchronization between a wide range of mobile computing devices and PC and server-based applications. Puma's original TranXit-Registered Trademark-product family ("TranXit") is a leading software solution specifically designed to utilize wireless infrared ("IR") connectivity technology for file exchange, synchronization and printing.

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

Software Developers Kits are primarily licensed directly to both hardware and software manufacturers for the purpose of gaining compatibility with the Company's synchronization engine and the other devices and applications the engine supports.

The following table sets forth certain consolidated statement of operations data as a percentage of revenue for the periods indicated:


-------------------------------------------------------------------
                                            THREE MONTHS ENDED
                                               OCTOBER 31,
                                             1998           1997
-------------------------------------------------------------------
REVENUE                                     100.0 %        100.0 %
------------------------------------------------------------------
Cost of revenue                              15.5           11.9
------------------------------------------------------------------
GROSS PROFIT                                 84.5           88.1
------------------------------------------------------------------
OPERATING EXPENSES:
    Research and development                 70.2           40.7
    Sales and marketing                      42.0           30.6
    General and administrative               18.2           15.2
    Restructuring                            17.4             --
------------------------------------------------------------------
            Total operating expenses        147.8           86.5
------------------------------------------------------------------
OPERATING INCOME                            (63.3)           1.6
    Interest and other income, net           31.5            5.4
------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                  (31.8)           7.0
    Provision for income taxes               (4.6)          (2.6)
------------------------------------------------------------------
NET INCOME                                  (36.4)%          4.4 %
------------------------------------------------------------------
------------------------------------------------------------------

REVENUE. The Company's revenue is derived from two primary sources; software licenses and fees for service. License revenue is derived from the licensing of software products and royalty agreements with OEMs. The Company's revenue for the three months ended October 31, 1998 decreased by 16% to $4,412,000 as compared to $5,237,000 for the same period in 1997. The over all decrease in revenue was primarily due to lower license revenue derived from the Company's TranXit and Intellisync for Notebooks products sold to notebook manufacturers, as well as lower service revenue. These declines were partially offset by increases in license revenue derived from the Company's Intellisync products for handheld devices as sold to both end users and major corporations.

Service revenue is derived from fees for services including customer funded engineering services and amortization of maintenance contract programs. Service revenue of $382,000 represented 9% of the Company's revenue for the three months ended October 31, 1998. Service revenue of $772,000 was 15% of revenue for the three months ended October 31, 1997. The year over year decrease in service revenue is primarily due to lower levels of customer funded engineering. The Company believes service revenue as a percentage of total revenue will continue at lower levels in the next three to nine months, as compared to prior quarters, and may fluctuate from period to period.

OEM revenue continues to represent a significant portion of the Company's revenue. OEM revenue of $2,432,000 and $ 4,061,000 represented 55% and 78% of the Company's revenue, respectively, in the three months ended October 31, 1998 and 1997. Toshiba revenue of $883,000 and $1,193,000 represented 20% and 22%, respectively, of revenue for the three months ended October 31, 1998 and 1997. Although several OEMs are subject to certain contractual minimum purchase obligations, there can be no assurance that any particular OEM will satisfy the obligation. Accordingly, the Company recognizes revenue from minimum guaranteed royalties when such royalties are earned and become payable. The Company believes that the percentage of revenue derived from OEMs may fluctuate in future periods depending in part upon the marketing channels used by the Company for future products currently under development, and the level of shipments by OEM customers of products with the Company's software.

International revenue continues to represent a significant portion of the Company's revenue. International revenue of $1,808,000 and $3,398,000, represented approximately 41% and 65%, respectively, of the Company's revenue in the first fiscal quarter of 1999 and 1998.

The foregoing statements regarding new product information are forward-looking statements. Actual events or the actual future results of the Company may differ materially from any forward-looking statements due to a number of risks and uncertainties including those set forth below under "Factors That May Affect Future Operating Results" and "Business Risks." Introduction of new products and enhancements of existing products can have a significant impact on the Company's revenue. Any delays in the scheduled release of major new products and enhancements can have a material adverse impact on the Company's business, operating results and financial condition. The Company plans to introduce a new server product, Intellisync Anywhere, and other new products at various times throughout the remainder of fiscal 99. Any delays in introduction of these products or failure of these products to achieve anticipated levels of market acceptance will have an adverse impact on the Company's business, operating results and financial condition.

COST OF REVENUE. Cost of revenue consists primarily of product media and duplication, manuals, packing supplies, shipping expenses and personnel related costs incurred under customer funded software engineering services. For the three months ended October 31, 1998 and 1997, cost of revenue was $685,000 and $625,000, respectively. This represented, as a percentage of revenue, 16% and 12%, respectively.

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

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, quality assurance personnel, fees to outside contractors and the cost of facilities and depreciation of capital equipment. Research and development expenses increased 45% to $3,099,000 in the first fiscal quarter of 1999 from $2,132,000 in the comparable fiscal quarter of 1998. The increase in research and development expenses was primarily due to increased personnel related costs and spending required to develop the Company's Intellisync product offerings, much of which was for developing the Intellisync Anywhere server solution. In addition, personnel related costs and spending required to develop enhanced versions of TranXit, SDK and other new products also contributed to the increase. A portion of the Company's research and development expenses are comprised of fees paid to outside contractors which are engaged by the Company on a project-by-project basis. Research and development spending is anticipated to decline after the company completes a consolidation plan, which involves moving a significant portion of the development effort to the company's existing facility in Nashua, New Hamshire. In addition, the Company believes research and development expenses may fluctuate from quarter to quarter both in absolute dollars as well as a percentage of revenue, depending upon the status of various development projects.

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

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, promotional expenses and other related expenses of sales and marketing personnel. Sales and marketing expenses increased 16% to $1,850,000 in the first fiscal quarter of 1999 from $1,601,000 for the comparable quarter in the prior year. The increase in sales and marketing expense as compared to the first fiscal quarter of 1998 was primarily due to increased personnel related spending in both sales and marketing due to increased headcount. Additional sales and marketing personnel have been added, primarily in support of the Intellisync Anywhere product. The Company anticipates that sales and marketing expenses will continue to increase in absolute dollars throughout the remainder of fiscal 1999.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and other outside professional fees. General and administrative expenses increased to $804,000 in the first fiscal quarter of 1999 as compared to $797,000 for the same period in the prior year.

RESTRUCTURING. In the first quarter of Fiscal 1999, the Company implemented a restructuring program for the purpose of consolidating the majority of its engineering and development work at existing facilities in Nashua, New Hampshire. As part of this program, the Company implemented a reduction in force of 40 positions that primarily affected the engineering group currently located at the San Jose facility. This plan will be implemented over a six-month period, with an expected completion at the end of February 1999. It is possible that some of these positions will be replaced in Nashua. This will be determined after the Company assesses the resource requirements after the consolidation is complete. Most of the expected savings from this program will be realized in research and development.

Also as part of the restructuring, the Company has announced plans for vacating a portion of the San Jose facility, as well as a recently leased facility in Nashua. The Company expects to reduce the total cost of leased facilities by subleasing the excess office space.

INTEREST AND OTHER INCOME, NET. Interest and other income, net, represents interest earned by the Company on its cash and short-term investments, offset by interest expense on capitalized leases and miscellaneous fees and charges. Additionally, in the current fiscal quarter, a gain related to the Company's investment in PlanetAll, which was acquired by Amazon.com, is also included. Interest and other income, net, increased to $1,392,000 in the first fiscal quarter of 1999 from $285,000 for the same period in the prior year. The increase in interest and other income, net, was primarily due to the recognition of a gain of $1,103,000 attributable to the Amazon.com acquisition of PlanetAll.

PROVISION FOR INCOME TAXES. The provision for income taxes increased to $204,000 in the first fiscal quarter of 1999 from $139,000 for the same period in the prior year. The provision for income taxes primarily represents foreign withholding taxes. The foreign withholding taxes are a function of royalties earned by the Company from certain foreign customers. The Company's overall tax rate for fiscal 1999 is significantly dependent on the amount and mix of income derived from sources subject to foreign withholding taxes. The Company's estimate of its fiscal 1999 income tax rate is based on current projections and mix of its pre-tax income. Any adverse movements in actual foreign withholding taxes or level of amount of pre-tax income compared to such projections could cause the income tax rate to fluctuate during the fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of $454,000 in the first three months of fiscal 1999 and provided $158,000 in the first three months of fiscal 1998, respectively. Net cash used in the first three months of fiscal 1999 was primarily due to a net loss, adjusted for depreciation and amortization. This was partially offset by a decrease in accounts receivable and increases in deferred revenue and other current liabilities.

Cash generated in investing activities was $4,997,000 in the first three months of fiscal 1999. This compares to cash used of $747,000 in the first three months of fiscal 1998. Cash generated in the first three months of fiscal 1999 was primarily due to maturities of short-term investments.

Cash provided by financing activities was $76,000 and $168,000 in the first three months of fiscal 1999 and 1998, respectively. Cash provided from financing activities in the first three months of fiscal 1999 was due to issuance of common stock under the Company's stock option plan, as well as stock issued under the Company's Employee Stock Purchase
Plan. This was partially offset by the retirement of the Company's capital leases.

At October 31, 1998 the Company's principal source of liquidity represented by cash, cash equivalents and short-term investments totaled $22,066,000. The Company currently has no significant capital commitments or bank financing arrangements. The Company believes that its current cash, cash equivalents and short-term investment balances and cash generated from operations, if any, will be sufficient to meet its working capital and other cash requirements for at least the next twelve months.


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

The Company's revenue is difficult to forecast in part because the market for data synchronization software is rapidly evolving. In addition, the Company typically operates with a relatively small order backlog. As a result, quarterly sales and operating results depend in part on the volume and timing of orders received within the quarter, which are difficult to forecast. In addition, a significant portion of the Company's expense levels is fixed in advance based in large part on the Company's forecasts of future revenue. If revenue is below expectations in any given quarter, the adverse impact of the shortfall on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for the shortfall. Therefore, a shortfall in actual revenue as compared to estimated revenue would have an immediate adverse effect on the Company's business, financial condition and operating results that could be material.

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

The Company's sales channel includes fulfillment of orders via the World Wide Web. While this channel has proven to be an accepted channel for fulfilling product to end-users, given its limited history, there can be no assurance of continued acceptance or demand for orders placed via the Web. Additionally, there can be no assurance that Web sales may not adversely affect sales in the Company's retail and reseller sales channels.

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


BUSINESS RISKS

LIMITED HISTORY OF OPERATIONS AND PROFITABILITY. Puma was organized in August 1993 and began shipping products in October 1994. Accordingly, the Company has a limited operating history upon which an evaluation of the Company can be based. The Company has only been profitable in eight quarters since inception. The Company's results must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in a new and evolving market such as the mobile data exchange software market. Although the Company has experienced increased quarterly revenue over ten of the last thirteen fiscal quarters, such growth rates may not be sustainable and are not indicative of future operating results. There can be no assurance that any of the Company's business strategies will be successful or that the Company's revenue growth or profitability will continue on a quarterly or annual basis.

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

The Company is currently in the process of shifting its business strategy to focus its internal efforts on more widely adopted handheld platforms and groupware and PIM applications with a large installed base. Lower volume device and application vendors are encouraged to license the Company's SDK which allows companies to then develop sysnchchronization capability through the Company's synchronization engine.

COMPETITION. The Company expects the market for USS software, including data synchronization and IR connectivity software, to the extent it develops, to become intensely competitive. The Company currently faces direct competition with respect to a number of its individual products from several private companies, including DataViz, Chapura, Rand Software, Maximizer, Tele-Support Software, River Run, Traveling Software and Starfish

(recently acquired by Motorola). In the future, the Company will also face competition relative to its upcoming products from vendors offering server-based mobile device data exchange products and services, including Advanced Systems, Riverbed and AvantGo.

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

DEPENDENCE ON OEMS. Revenue from OEMs was a substantial portion of the Company's revenue during fiscal 1998, fiscal 1997 and fiscal 1996.
Specifically, OEM revenue as a percentage of total revenue was 68%, 74% and 89% in fiscal 1998, fiscal 1997 and fiscal 1996, respectively. Weakening demand from any key OEM and the inability of the Company to replace revenue provided by such OEM could have a material adverse effect on the Company's business, operating results and financial condition. The Company maintains individually significant receivable balances from major OEMs. If these OEMs fail to meet their payment obligations, the Company's operating results could be materially adversely affected.

RISKS ASSOCIATED WITH DEVELOPMENT OF RETAIL DISTRIBUTION CHANNEL. The Company distributes its products through distributors, major computer and software retailing organizations, consumer electronics stores, discount warehouse stores and other specialty retailers. The Company often sells on a purchase order basis, and there are often no minimum purchase obligations on behalf of any principal distributor or retailer. Distribution and retailing companies in the computer industry have from time to time experienced significant fluctuations in their businesses, and there have been a number of business failures among these entities. The Company typically is not a secured creditor with respect to its distributors and retailers and the insolvency or business failure of any significant distributor or retailer of the Company's products could have a material adverse effect on the Company's business, operating results and financial condition. Further, certain mass-market retailers have established exclusive relationships under which such retailers will buy customer software only from one or two intermediaries. In such instances, the price or other terms on which the Company sells to such retailers may be materially adversely affected by the terms imposed by such intermediaries, or the Company may be unable to sell to such retailers on the terms which the Company deems acceptable.

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

MANAGEMENT OF CHANGE. The Company is currently experiencing rapid change which has placed, and will continue to place, a significant strain on its administrative, operational and financial resources and increased demands on its systems and controls. In particular, the Company is in the process of consolidating its engineering group in Nashua, New Hampshire. This change has resulted in a continuing increase in the level of responsibility for both existing and new management personnel. As this change continues, the Company may have difficulty recruiting, hiring, training and retaining key engineering, managerial, and sales and marketing personnel. No assurances can be given that the Company will be able to manage this change successfully.

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

PROPRIETARY RIGHTS, RISKS OF INFRINGEMENT AND SOURCE CODE RELEASE. The Company relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and name recognition are essential to establishing and maintaining a technology leadership position. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has five issued United States patents that expire in 2012, 2014, 2015 and has other patent applications pending. In addition, the Company has corresponding international patent applications pending under the Patent Cooperation Treaty in countries to be designated at a later date. There can be no assurance that the Company's patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the patents owned by the Company. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. The Company distributes its software products in the United States, Japan, Taiwan, Australia and member countries of the European Union. The laws and practices of some foreign countries in which the Company does business, in particular Taiwan, do not ensure that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. There can be no assurance that the Company will not distribute its software products in the future to countries where the enforcement of proprietary rights may be equally or more uncertain. The Company has also entered into source code escrow agreements with a limited number of its customers requiring release of source code in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against the Company, if the Company ceases to do business or if the Company fails to meet its support obligations. The Company also provides its source code to foreign language translation service providers and consultants to the Company in limited circumstances. The provision of source code may increase the likelihood of misappropriation by third parties.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. International revenue accounted for a significant portion of the Company's revenue during the past few years. The Company expects that international revenue will continue to account for a significant portion of its future revenue. Revenue from the Company's international operations is subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the summer months of each year when many customers and users reduce their business activities. These seasonal factors may have a material adverse effect on the Company's business, operating results and financial condition. Although the Company's revenue is currently denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Furthermore, future international activity may result in foreign currency denominated sales, particularly if international revenue from distributors increases. Consequently, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's operating results. Royalty income by the Company from customers in certain countries, such as Japan and Taiwan, is subject to withholding income taxes. The amount and mix of the Company's income derived from such customers will impact the Company's provision for income taxes. Differences in the amount and mix of the Company's income actually derived from customers subject to foreign withholding taxes as compared to the amounts forecasted by the Company may adversely impact the Company's income tax rate.

UNCERTAINTIES ASSOCIATED WITH ACQUISITIONS. The Company has been involved in three acquisitions. These acquisitions have been motivated by many factors including the desire to obtain new technologies, the desire to expand and enhance the Company's product lines and the desire to attract key personnel.

In July of 1998, the company acquired SoftMagic Corp., a developer of software tools used in conjunction with the 3Com Palm Pilot Organizer. As a result of the acquisition, three new employees and three consultants joined the Company. SoftMagic had incurred a cumulative loss, through its acquisition by Puma, of $135,000 on cumulative revenue of $331,000.

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

YEAR 2000 READINESS DISCLOSURE. Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Millennium Bug" or "Year 2000 Problem."

The Year 2000 Problem could affect computers, software, and other equipment used, operated or maintained by the Company. The Company believes that its computer systems are Year 2000 compliant.

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

The Company expects to identify and resolve all Year 2000 Problems that would materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company have been identified or corrected. The number of systems that could be affected and the interactions among these systems are simply too numerous. In addition, one cannot accurately predict how many Year 2000 Problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management expects that the Company could likely suffer the following consequences:

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

The Company has not developed any Year 2000 contingency plans. The Company does not believe that the Year 2000 Problem will have a material adverse effect on the Company's business or results of operations.


                         PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


EXHIBIT NUMBER           EXHIBIT TITLE

2.1 1 Agreement and Plan of Reorganization dated July 27, 1998, by and among the Company, PacificTech Acquisition Corporation and SoftMagic Corp.

2.2  3  Asset Acquisition Agreement dated July 15, 1997, by and among the
        Company, Real World Solutions, and John Strossel.

2.3  2  Agreement and Plan of Merger dated April 30, 1996, by and among the
        Company, IntelliLink Corp and certain shareholders of IntelliLink Corp.

3.1 2 Articles of Incorporation of Puma Technology, Inc., a California corporation

3.2 2 Certificate of Incorporation of Puma Technology, Inc., a Delaware corporation

3.3  2  Bylaws of Puma Technology, Inc., a California corporation.

3.4  2  Bylaws of Puma Technology, Inc., a Delaware corporation.

10.1 2 1993 Stock Option Plan and forms of stock option agreements used thereunder

10.2 2 Puma Technology, Inc. 1996 Employee Stock Purchase Plan and form of notice of exercise used thereunder.

10.3 3 Office Lease Agreement dated March 20, 1997, between the Company and
       Catellus Development Corporation.



10.4 3 Standard Commercial Lease Agreement dated March 2, 1992, as amended, between IntelliLink and Thomas J. Flatley, d/b/a The Flatley Company.

10.5  2 Form of Indemnity Agreement for directors and officers.

10.6+ 2 Software License Agreement dated as of May 30, 1995, between the Company and Toshiba Corporation.

10.7 2 IntelliLink Corp. 1992 Incentive Stock Option Plan and forms of stock agreements used thereunder

27.1  3 Financial Data Schedule (filed in EDGAR format only).

99.1  2 Agreement and Plan of Merger by and between Puma Technology, Inc. a
        California corporation, and Puma Technology, Inc., a Delaware corporation.

+    Confidential treatment has been granted for portions of this exhibit

1 Incorporated by reference to the Company's Report on Form 8-K filed on August 14, 1998

2 Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-011445 declared effective on December 4, 1996.

3 Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998 filed on November 13, 1998.



(b)  Reports on form 8-K

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




                                   Puma Technology, Inc.




     Date:  December 15, 1998           By:  /s/ M. Bruce Nakao
                                             ---------------------------
                                             M. Bruce Nakao
                                             Sr. Vice President and
                                             Chief Financial Officer

                                  INDEX TO EXHIBITS



EXHIBIT NUMBER           EXHIBIT TITLE

2.1 1 Agreement and Plan of Reorganization dated July 27, 1998, by and among the Company, PacificTech Acquisition Corporation and SoftMagic Corp.

2.2   3  Asset Acquisition Agreement dated July 15, 1997, by and among the
         Company, Real World Solutions, and John Strossel.

2.3   2  Agreement and Plan of Merger dated April 30, 1996, by and among the
         Company, IntelliLink Corp and certain shareholders of IntelliLink Corp.

3.1 2 Articles of Incorporation of Puma Technology, Inc., a California corporation

3.2 2 Certificate of Incorporation of Puma Technology, Inc., a Delaware corporation

3.3   2  Bylaws of Puma Technology, Inc., a California corporation.

3.4   2  Bylaws of Puma Technology, Inc., a Delaware corporation.

10.1 2 1993 Stock Option Plan and forms of stock option agreements used thereunder

10.2 2 Puma Technology, Inc. 1996 Employee Stock Purchase Plan and form of notice of exercise used thereunder.

10.3  3 Office Lease Agreement dated March 20, 1997, between the Company and
        Catellus Development Corporation.

10.4 3 Standard Commercial Lease Agreement dated March 2, 1992, as amended, between IntelliLink and Thomas J. Flatley, d/b/a The Flatley Company.

10.5  2 Form of Indemnity Agreement for directors and officers.

10.6+ 2 Software License Agreement dated as of May 30, 1995, between the Company and Toshiba Corporation.

10.7 2 IntelliLink Corp. 1992 Incentive Stock Option Plan and forms of stock agreements used thereunder

27.1  3 Financial Data Schedule (filed in EDGAR format only).

99.1  2 Agreement and Plan of Merger by and between Puma Technology, Inc. a
        California corporation, and Puma Technology, Inc., a Delaware corporation.


 +      Confidential treatment has been granted for portions of this exhibit

 1 Incorporated by reference to the Company's Report on Form 8-K filed on August 14, 1998

 2 Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-011445 declared effective on December 4, 1996.

 3 Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998 filed on November 13, 1998.

                                PUMA TECHNOLOGY, INC.

                                SUMMARY OF TRADEMARKS

The following trademarks of Puma Technology, Inc., which may be registered in certain jurisdictions, are referenced in this Form 10-Q:

IntelliLink
Intellisync
Intellisync Anywhere
Puma Technology
TranXit
Universal Synchronization Solutions

All other brand or product names are trademarks or registered trademarks of their respective holders.