Form 10-Q
period 1999-01-31
PUMA TECHNOLOGY INC
filed 1999-03-12
CIK 1020716

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999


              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE TRANSITION PERIOD FROM _____________ TO _______________

                      ------------------------------------

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


                             2550 NORTH FIRST STREET
                           SAN JOSE, CALIFORNIA 95131
              (Address and Zip Code of principal executive office)
                                  408-321-7650
               (Registrant's Telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   /X/  No   / /

 The number of shares outstanding of the registrant's common stock, par value
          $0.001 per share, as of January 31, 1999 was 12,699,058.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                        THIS REPORT CONSISTS OF 29 PAGES.

                              PUMA TECHNOLOGY, INC.

                                    FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

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

PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included under this item are as follows:

FINANCIAL STATEMENT DESCRIPTION                                       PAGE
--------------------------------------------------------------------------

-     Condensed Consolidated Balance Sheet                              4
      January 31, 1999 and July 31, 1998

-     Condensed Consolidated Statement of Operations                    5
      Three and Six Months Ended January 31, 1999 and 1998

-     Condensed Consolidated Statement of Cash Flows                    6
      Six Months Ended January 31, 1999 and 1998

-     Notes to Condensed Consolidated Financial Statements              7

                              PUMA TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------
                                                                               JAN. 31,            JULY 31,
                                                                                 1999               1998
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                     $ 15,120           $  7,418
  Short-term investments                                                           8,227             13,665
  Accounts receivable, net                                                         3,162              3,431
  Inventories                                                                         85                244
  Other current assets                                                               517                392
-----------------------------------------------------------------------------------------------------------
           Total current assets                                                   27,111             25,150
-----------------------------------------------------------------------------------------------------------
Property and equipment, net                                                        2,985              3,254
Other assets                                                                       1,627              2,035
-----------------------------------------------------------------------------------------------------------
                TOTAL ASSETS                                                    $ 31,723           $ 30,439
-----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $  1,008           $  1,140
  Accrued liabilities                                                              2,622              1,517
  Deferred revenue                                                                 2,480              1,489
  Current portion of capital lease obligations                                         -                 28
-----------------------------------------------------------------------------------------------------------
           Total current liabilities                                               6,110              4,174
-----------------------------------------------------------------------------------------------------------
Capital lease obligations, net of current portion                                      -                 41
-----------------------------------------------------------------------------------------------------------
           Total liabilities                                                       6,110              4,215
-----------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, $0.001 par value; 12,699  and 12,473 shares issued and
     outstanding at January 31, 1999 and July 31, 1998, respectively                  13                 12
  Additional paid-in capital                                                      34,040             33,871
  Receivable from stockholders                                                       (66)               (66)
  Deferred stock compensation                                                        (39)               (53)
  Unrealized Gain/Loss on securities available for sale                            2,674                  -
  Accumulated deficit                                                            (11,009)            (7,540)
-----------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                             25,613             26,224
-----------------------------------------------------------------------------------------------------------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 31,723           $ 30,439
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              PUMA TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------
                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                     JANUARY 31,                           JANUARY 31,
                                              1999               1998               1999               1998
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
REVENUE                                    $  4,742           $  5,727           $  9,154           $ 10,964
Cost of revenue                                 526                629              1,211              1,254
------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                  4,216              5,098              7,943              9,710
------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
    Research and development                  3,234              2,299              6,333              4,431
    Sales and marketing                       2,017              1,826              3,867              3,427
    General and administrative                  936                661              1,740              1,458
    Restructuring and other charges               -                  -                768                  -
------------------------------------------------------------------------------------------------------------
            Total operating expenses          6,187              4,786             12,708              9,316
------------------------------------------------------------------------------------------------------------
OPERATING INCOME                             (1,971)               312             (4,765)               394
    Interest and other income, net              312                295              1,704                580
------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                   (1,659)               607             (3,061)               974
    Provision for income taxes                 (204)              (231)              (408)              (370)
------------------------------------------------------------------------------------------------------------
NET INCOME                                 $ (1,863)          $    376           $ (3,469)          $    604
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE:

    Basic                                  $  (0.15)          $   0.03           $  (0.27)          $   0.05

    DILUTED                                $  (0.15)          $   0.03           $  (0.27)          $   0.05

SHARES USED IN PER SHARE CALCULATION:

    Basic                                    12,684             12,103             12,621             12,088

    DILUTED                                  12,684             12,548             12,621             12,526
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              PUMA TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

------------------------------------------------------------------------------------------------
                                                                           SIX MONTHS ENDED
                                                                              JANUARY 31,
                                                                       1999               1998
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(Loss)                                                    $ (3,469)          $    604
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                         974                549
    Customer deposits and other                                         2,674                (68)
    Changes in operating assets and liabilities                        (1,792)              (706)

------------------------------------------------------------------------------------------------
        Net cash provided by (used in) operating activities            (1,613)               379
------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                    (272)              (976)
  Maturities (purchases) of short-term investments                      9,487              3,621

------------------------------------------------------------------------------------------------
        Net cash provided by (used in) investing activities             9,215              2,645
------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under capital lease obligations                      (70)               (21)
  Proceeds from conversion of warrants                                      -                  -
  Net proceeds upon exercise of stock options                              49                 76
  Note repayments (advances) by stockholders, net                           -                  -
  Net proceeds from newly issued common stock                             121                149

------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                         100                204
------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                               7,702              3,228
Cash and cash equivalents at the beginning of the period                7,418              5,824

------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                   $ 15,120           $  9,052
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PUMA TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

-------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements for the three and six months ended January 31, 1999 and 1998 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998. The results of operations for the interim period ended January 31, 1999 are not necessarily indicative of results to be expected for the full year.

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

Basic and diluted earnings per share were calculated as follows during the three and six months ended January 31, 1999 and 1998:

                    (in thousands, except per share data)
                                 (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                      JANUARY 31,                   JANUARY 31,
                                                                   1999         1998           1999          1998
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
BASIC:

    Weighted average common shares                               12,684        12,103        12,621         12,088
                                                               ---------     --------      ---------      --------
                                                               ---------     --------      ---------      --------

    Net income (loss)                                          $ (1,863)     $    376      $ (3,469)      $    604
                                                               ---------     --------      ---------      --------
                                                               ---------     --------      ---------      --------

    Net income (loss) per share                                $  (0.15)     $   0.03      $  (0.27)      $   0.05
                                                               ---------     --------      ---------      --------
                                                               ---------     --------      ---------      --------
DILUTED:

    Weighted common shares                                       12,684        12,103        12,621         12,088

    Weighted average preferred shares as if converted

    Common equivalent shares from stock
        options and warrants                                          -           445             -            438
                                                               ---------     --------      ---------      --------
    Shares used in per share calculation                         12,684        12,548        12,621         12,526
                                                               ---------     --------      ---------      --------
                                                               ---------     --------      ---------      --------

    Net income (loss)                                          $ (1,863)     $    376      $ (3,469)      $    604
                                                               ---------     --------      ---------      --------
                                                               ---------     --------      ---------      --------

    Net income (loss) per share                                $  (0.15)     $   0.03      $  (0.27)      $   0.05
                                                               ---------     --------      ---------      --------
                                                               ---------     --------      ---------      --------

Note: Diluted loss per share calculation excludes effect of 927,000 and 462,000 options outstanding respectively as of January 31, 1999, because of the anti-dilutive impact.

NOTE 4. RESTRUCTURING

In the first quarter of Fiscal 1999, the Company implemented a restructuring program for the purpose of consolidating the majority of its engineering and development work at existing facilities in Nashua, New Hampshire. As part of this program, the company implemented a reduction in force of approximately 40 positions that primarily affected the engineering group located at the San Jose facility. The severance costs associated with this program are expected to be $210,000. The reduction in force was completed February 26, 1999.

Additional restructuring charges were also incurred for vacating of a part of the San Jose facility, as well as a recently leased facility in Nashua. These charges were $462,000 and $96,000 respectively. The Company continues to look for tenants to sublease the available space in both of these facilities.

The following table depicts the restructuring activity through January 31, 1999:

(in Thousands)

Restructuring Charges                      Severance and      Accrued lease          Total
                                           Benefits         costs for excess
                                                               facilities
--------------------------------------------------------------------------------------------
Accrued balance at October  31, 1998               $ 210             $ 558            $ 768
Cash payments                                         88                40              128
                                           ------------------------------------------------
Accrued balance at January 31, 1999                $ 122             $ 518            $ 640
                                                   -----             -----            -----
                                                   -----             -----            -----

NOTE 5. COMPREHENSIVE INCOME

The Company's total comprehensive earnings were as follows:

                                                 Six Months Ended
                                                 ----------------
                                                    January 31
                                                    ----------
                                               1999              1998
(In thousands of dollars)                      ----              ----
Net income (loss)                            $(3,469)          $   604

Unrealized gains                               2,674                 -
                                             -------           -------
Total comprehensive earnings (loss)          $  (793)          $   604


The balance of unrealized gains January 31, 1999 consists entirely of unrealized gains for the Company's holdings of Amazon.Com Stock.

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

RESULTS OF OPERATIONS

OVERVIEW

Puma develops, markets and supports Universal Synchronization
Solutions-TM- software ("USS"), which allows users to easily access, exchange and synchronize information stored on a variety of different computing devices such as desktop computers and mobile computing devices, including notebook and handheld computers, personal electronic organizers, smart phones and smart pagers. The Company's software is designed to improve the productivity of business professionals and corporations who are increasingly relying on mobile computing devices to address their growing needs for accessible, up-to-date information, whether in or out of the office. Puma's current Intellisync-Registered Trademark- and recently released Intellisync Anywhere-TM- product families allow local, LAN, and remote "content-aware" data synchronization between a wide range of mobile computing devices and PC and server-based applications. Puma's original TranXit-Registered Trademark-product family ("TranXit") is a leading software solution specifically designed to utilize wireless infrared ("IR") connectivity technology for file exchange, synchronization and printing.

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

The Company also licenses and distributes Software Developers Kits. Software Developers Kits are primarily licensed directly to both hardware and software manufacturers for the purpose of gaining compatibility with the Company's synchronization engine and the other devices and applications the engine supports.

The following table sets forth certain consolidated statement of operations data as a percentage of revenue for the periods indicated:

--------------------------------------------------------------------------------------------------------
                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                      JANUARY 31,                        JANUARY 31,
                                                 1999             1998             1999             1998
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
REVENUE                                         100.0%           100.0%           100.0%           100.0%
--------------------------------------------------------------------------------------------------------
Cost of revenue                                  11.1             11.0             13.2             11.4
--------------------------------------------------------------------------------------------------------

GROSS PROFIT                                     88.9             89.0             86.8             88.6
--------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
    Research and development                     68.3             40.2             69.2             40.4
    Sales and marketing                          42.5             31.9             42.2             31.3
    General and administrative                   19.7             11.5             19.0             13.3
    Restructuring and other charges                 -                -              8.4                -
--------------------------------------------------------------------------------------------------------

            Total operating expenses            130.5             83.6            138.8             85.0
--------------------------------------------------------------------------------------------------------

OPERATING INCOME                                (41.6)             5.4            (52.0)             3.6
    Interest and other income, net                6.6              5.2             18.6              5.3
--------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                      (35.0)            10.6            (33.4)             8.9
    Provision for income taxes                   (4.3)            (4.0)            (4.5)            (3.4)
--------------------------------------------------------------------------------------------------------

NET INCOME                                      (39.3)%            6.6%           (37.9)%            5.5%
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

REVENUE. The Company's revenue is derived from two primary sources; software licenses and fees for service. License revenue is derived from the licensing of software products and royalty agreements with OEMs. The Company's revenue for the three months ended January 31, 1999 decreased by 17% to $4,742,000 as compared to $5,727,000 for the same period in 1998. For the six months ended January 31, 1999 revenue decreased by 17% to $9,154,000 as compared to $10,964,000 for the same period in 1998. The over all decrease in revenue was primarily due to lower license revenue derived from the Company's TranXit and Intellisync for Notebooks products sold to notebook manufacturers, as well as lower service revenue. These declines were partially offset by increases in license revenue derived from the Company's Intellisync products for handheld devices as sold to both end users and major corporations.

Service revenue is derived from fees for services including customer funded engineering services and amortization of maintenance contract programs. Service revenue of $214,000 and $596,000 represented 5% and 7% of the Company's revenue for the three and six months ended January 31, 1999, respectively. Service revenue of $755,000 and $1,527,000 represented 13% and 14% of the Company's revenue for the three and six months ended January 31, 1998, respectively. The year over year decrease in service revenue is primarily due to lower levels of customer funded engineering. The Company believes service revenue as a percentage of total revenue will continue at lower levels in the future, as compared to prior quarters, and may fluctuate from period to period.

OEM revenue continues to represent a significant portion of the Company's revenue. OEM revenue of $2,531,000 and $ 4,009,000 represented 53% and 70% of the Company's revenue, respectively, in the three months ended January 31, 1999 and 1998. OEM revenue of $4,963,000 and $8,070,000 represented 54% and 74% of the Company's revenue, in the six months ended January 31, 1999 and 1998 respectively. Revenue from Toshiba Corporation of $692,000 and $984,000 represented 15% and 17% respectively, of revenue for the three months ended January 31, 1999 and 1998. Although several OEMs are subject to certain contractual minimum purchase obligations, there can be no assurance that any particular OEM will satisfy the obligation. Accordingly, the Company recognizes revenue from minimum guaranteed royalties when such royalties are earned and become payable. The Company believes that the percentage of revenue derived from OEMs may fluctuate in future periods depending in part upon the marketing channels used by the Company for future products currently under development, and the level of shipments by OEM customers of products with the Company's software.

International revenue continues to represent a significant portion of the Company's revenue. International revenue of $1,861,000 and $3,332,000 represented approximately 39% and 58% of the Company's revenue in the second fiscal quarter of 1999 and 1998, respectively. International revenue of $3,670,000 and $6,731,000 represented approximately 40% and 61% of revenue in the six months ended January 31, 1999 and 1998, respectively.

Actual events or the actual future results of the Company may differ materially from any forward-looking statements due to a number of risks and uncertainties including those set forth below under "Factors That May Affect Future Operating Results" and "Business Risks." Introduction of new products and enhancements of existing products can have a significant impact on the Company's revenue. Any delays in the scheduled release of major new products and enhancements can have a material adverse impact on the Company's business, operating results and financial condition. The Company recently introduced a new server product, Intellisync Anywhere. Other new products will be introduced at various times throughout the remainder of fiscal 99. Any delays in introduction of these products or failure of these products to achieve anticipated levels of market acceptance will have an adverse impact on the Company's business, operating results and financial condition. The foregoing statements regarding new product information are forward-looking statements.

COST OF REVENUE. Cost of revenue consists primarily of product media and duplication, manuals, packing supplies, shipping expenses and personnel related costs incurred under customer funded software engineering services. For the three months ended January 31, 1999 and 1998, cost of revenue was $526,000 and $629,000, respectively. This represented, as a percentage of revenue, 11% for both fiscal periods respectively. For the six months ended January 31, 1999 and 1998, cost of revenue was $1,211,000 and $1,254,000, respectively. This represented, as a percentage of revenue, 13% and 11%, respectively.

The Company's cost of revenue is affected by the mix among its distribution channels and is affected by the mix among its revenue sources including royalties, packaged product, customer funded engineering contracts and sales and fulfillment via its Web site. A majority of Intellisync for handhelds revenue is derived by direct sales to distributors and retailers as well as end-users. The Company anticipates that gross profit as a percentage of total revenue will decrease, to the extent sales to distributors and retailers increase in proportion to the Company's total revenue. This decline in gross profit percentage is anticipated since the average selling price to distributors and retailers is lower due to distributor discounts and the cost of revenue is higher due to product costs. The Company's new product, Intellisync Anywhere, will also be sold through distribution. This will also contribute to lower gross margins, as a percentage of total revenue.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, quality assurance personnel, fees to outside contractors and the cost of facilities and depreciation of capital equipment. Research and development expenses increased 41% to $3,234,000 in the second fiscal quarter of 1999 from $2,299,000 in the comparable fiscal quarter of 1998. For the six months ended January 31, 1999 research and development expenses increased 43% to $6,333,000 from $4,431,000 for the same six-month period in fiscal 1998. The increase in research and development expenses was primarily due to increased personnel related costs and spending required to develop the Company's Intellisync product offerings, much of which was for developing the Intellisync Anywhere server solution. In addition, personnel related costs and spending required to develop the SDK and other new products also contributed to the increase. A portion of the Company's research and development expenses are comprised of fees paid to outside contractors which are engaged by the Company on a project-by-project basis. Research and development spending is anticipated to decline with completion of the Company's consolidation plan, which involved moving a significant portion of the development effort to the company's existing facility in Nashua, New Hampshire. In addition, the Company believes research and development expenses may fluctuate from quarter to quarter both in absolute dollars as well as a percentage of revenue, depending upon the status of various development projects.

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

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, promotional expenses and other related expenses of sales and marketing personnel. Sales and marketing expenses increased 10% to $2,017,000 in the second fiscal quarter of 1999 from $1,826,000 for the comparable quarter in the prior year. For the six months ended January 31, 1999 sales and marketing expenses increased 13% to $3,867,000 from $3,427,000 for the same six-month period in fiscal 1998. The increase in sales and marketing expense as compared to the first fiscal quarter of 1998 was primarily due to increased personnel related spending in both sales and marketing due to increased headcount. Additional sales and marketing personnel have been added, primarily in support of the Intellisync Anywhere product. The Company anticipates that sales and marketing expenses will continue to increase in absolute dollars throughout the remainder of fiscal 1999.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and other outside professional fees. General and administrative expenses increased 42% to $936,000 in the second fiscal quarter of 1999 from $661,000 for the same period in the prior year. General and administrative expenses increased 19% to $1,740,00 in the first six months of fiscal 1999 from $1,458,000 for the same period in the prior year. A significant amount of the increase in spending is for legal expenses in incurred defending the Company's intellectual property.

RESTRUCTURING. In the first quarter of Fiscal 1999, the Company implemented a restructuring program for the purpose of consolidating the majority of its engineering and development work at existing facilities in Nashua, New Hampshire. As part of this program, the Company implemented a reduction in force of approximately 40 positions that primarily affected the engineering group located at the San Jose, California facility. This plan was completed at the end of February 1999. Some of the positions eliminated in San Jose will be replaced in Nashua. Most of the expected savings from this program will be realized in research and development.

Also as part of the restructuring, the Company has announced plans for vacating a portion of the San Jose facility, as well as a recently leased facility in Nashua. The Company expects to reduce the total cost of leased facilities by subleasing the excess office space. The Company has not yet found tenants for either facility.

INTEREST AND OTHER INCOME, NET. Interest and other income, net, represents interest earned by the Company on its cash and short-term investments, offset by interest expense on capitalized leases and miscellaneous fees and charges. Additionally, in the first fiscal quarter of 1999, a gain related to the Company's investment in PlanetAll, which was acquired by Amazon.com, is also included. Interest and other income, net, increased to $312,000 in the second fiscal quarter of 1999 from $295,000 for the same period in the prior year. Interest and other income, net, increased to $1,704,000 for the six months ended January 31, 1999 from $580,000 for the same period in 1998. The increase in interest and other income, net, was primarily due to the recognition of a gain of $1,103,000 attributable to the Amazon.com acquisition of PlanetAll.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased to $204,000 in the second fiscal quarter of 1999 from $231,000 for the same period in the prior year. The provision for income taxes increased to $408,000 in the first six months of fiscal 1999 from $370,000 for the same period in fiscal 1998. The provision for income taxes primarily represents foreign withholding taxes. The foreign withholding taxes are a function of royalties earned by the Company from certain foreign customers. The Company's overall tax rate for fiscal 1999 is significantly dependent on the amount and mix of income derived from sources subject to foreign withholding taxes. The Company's estimate of its fiscal 1999 income tax rate is based on current projections and mix of its pre-tax income. Any adverse movements in actual foreign withholding taxes or level of amount of pre-tax income compared to such projections could cause the income tax rate to fluctuate during the fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of $1,643,000 in the first six months of fiscal 1999 and provided $379,000 in the first six months of fiscal 1998, respectively. Net cash used in the first six months of fiscal 1999 was primarily due to a net loss, adjusted for depreciation and amortization. This was partially offset by a decrease in accounts receivable and increases in deferred revenue and other current liabilities.

Cash generated in investing activities was $9,245,000 in the first six months of fiscal 1999. This compares to $2,645,000 of cash generated in the first six months of fiscal 1998. Cash generated in the first six months of fiscal 1999 was primarily due to maturities of short-term investments.

Cash provided by financing activities was $100,000 and $204,000 in the first six months of fiscal 1999 and 1998, respectively. Cash provided from financing activities in the first six months of fiscal 1999 was due to issuance of common stock under the Company's stock option plan, as well as stock issued under the Company's Employee Stock Purchase Plan. This was partially offset by the retirement of the Company's capital leases.

At January 31, 1999 the Company's principal source of liquidity represented by cash, cash equivalents and short-term investments totaled $23,347,000. The Company currently has no significant capital commitments or bank financing arrangements. The Company believes that its current cash, cash equivalents and short-term investment balances and cash generated from operations, if any, will be sufficient to meet its working capital and other cash requirements for at least the next twelve months.

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


BUSINESS RISKS

LIMITED HISTORY OF OPERATIONS AND PROFITABILITY. Puma Technology was organized in August 1993 and began shipping products in October 1994. Accordingly, the Company has a limited operating history upon which an evaluation of the Company can be based. The Company has only been profitable in eight quarters since inception. The Company's results must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in a new and evolving market such as the mobile data exchange software market. Although the Company has experienced increased year over year revenue since inception, such growth may not be sustainable and is not indicative of future operating results. There can be no assurance that any of the Company's business strategies will be successful or that the Company's revenue growth or profitability will continue on a quarterly or annual basis.

RISKS ASSOCIATED WITH NEW PRODUCT DEVELOPMENT AND TIMELY INTRODUCTION OF NEW AND ENHANCED PRODUCTS. The markets for the Company's products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. The Company first introduced its TranXit products in October 1994, Intellisync for handheld devices in the first quarter of fiscal 1997, Intellisync for Notebooks in the first quarter of fiscal 1998 and its SDK in the third fiscal quarter of 1998. The Company also recently released Intellisync Anywhere, a server product designed primarily for corporate use. As its product families mature, the Company expects that their gross margins may decline. The Company's future success will depend to a substantial degree upon its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards. The Company budgets amounts to expend for research and development based on planned product introductions and enhancements; however, actual expenditures may significantly differ from budgeted expenditures.

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

BUSINESS STRATEGY. The Company's business strategy, with respect to the market for synchronization software for handheld devices, has been to identify multiple handheld solutions and software applications, and offer an array of solutions in its Intellisync product family. In contrast, some of the Company's direct competitors in this market focus their efforts on fewer devices and fewer applications.

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

The Company is currently in the process of shifting its business strategy to focus its internal efforts on more widely adopted handheld platforms and groupware and PIM applications with a large installed base. Lower volume device and application vendors are encouraged to license the Company's SDK which allows companies to then develop synchronization capability through the Company's synchronization engine.

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

MANAGEMENT OF CHANGE. The Company is currently experiencing rapid change which has placed, and will continue to place, a significant strain on its administrative, operational and financial resources and increased demands on its systems and controls. In particular, the Company recently consolidated its engineering group in Nashua, New Hampshire. This change has resulted in a continuing increase in the level of responsibility for both existing and new management personnel. As this change continues, the Company may have difficulty recruiting, hiring, training and retaining key engineering, managerial, and sales and marketing personnel. No assurances can be given that the Company will be able to manage this change successfully.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. International revenue has accounted for a significant portion of the Company's revenue during the past few years. The Company expects that international revenue will continue to account for a significant portion of its future revenue. Revenue from the Company's international operations is subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the summer months of each year when many customers and users reduce their business activities. These seasonal factors may have a material adverse effect on the Company's business, operating results and financial condition. Although the Company's revenue is currently denominated in U.S. dollars, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Furthermore, future international activity may result in foreign currency denominated sales, particularly if international revenue from distributors increases. Consequently, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in the Company's operating results. Royalty income by the Company from customers in certain countries, such as Japan and Taiwan, is subject to withholding income taxes.
The amount and mix of the Company's income derived from such customers will impact the Company's provision for income taxes. Differences in the amount and mix of the Company's income actually derived from customers subject to foreign withholding taxes as compared to the amounts forecasted by the Company may adversely impact the Company's income tax rate.

UNCERTAINTIES ASSOCIATED WITH ACQUISITIONS. The Company has been involved in three acquisitions. These acquisitions have been motivated by many factors including the desire to obtain new technologies, the desire to expand and enhance the Company's product lines and the desire to attract key personnel.

In July 1998, the Company acquired SoftMagic Corp., a developer of software tools used in conjunction with the 3Com Palm Pilot Organizer. As a result of the acquisition, three new employees and three consultants joined the Company. SoftMagic had incurred a cumulative loss, through its acquisition by Puma, of $135,000 on cumulative revenue of $331,000.

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

The Company believes that Dataviz' claims have no merit and intends to defend the action vigorously. The final resolution of this lawsuit is not expected to have a material adverse effect on the results of operations or the financial condition of the Company. The cost of this lawsuit had an adverse impact on the current quarter results of approximately $200,000. Additional expenditures are expected in the next fiscal quarter.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (1) To Elect five (5) members of the Board or Directors to hold office until the 1999 Annual Meeting of Stockholders and until their respective successors are elected and qualified. The proposal was approved by the following vote:

Nominee                        In Favor               Withheld
-------                        --------               --------
Bradley A. Rowe                10,452,355              47,485
Stephen A. Nicol               10,452,355              47,485
Michael M. Clair               10,452,855              46,985
Tyrone F. Pike                 10,451,855              47,985
Robert D. Rutner, DDS          10,432,388              50,985

     (2) To approve the Puma Technology, Inc. 1998 Employee Stock Purchase Plan. The proposal was approved by the following vote:

         For                              Against                    Withheld
         ---                              -------                    --------

         10,105,641                       367,173                    27,026

     (3) To vote upon a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending July 31, 1999. The proposal was approved by the following vote:

         For                              Against                    Withheld
         ---                              -------                    --------

         10,481,935                       6,300                      11,605

ITEM 5. OTHER INFORMATION

         Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT NUMBER                      EXHIBIT TITLE

 2.1     1        Agreement and Plan of Reorganization dated July 27, 1998, by and among the Company, PacificTech Acquisition Corporation and
                  SoftMagic Corp.

 2.2     3        Asset Acquisition Agreement dated July 15, 1997, by and among the Company, Real World Solutions, and John Stossel

 2.3     2        Agreement and Plan of Merger dated April 30, 1996, by and
                  among the Company, IntelliLink Corp. and certain shareholders of IntelliLink Corp.

 3.1     2        Articles of Incorporation of Puma Technology, Inc., a
                  California corporation.

 3.2     2        Certificate of Incorporation of Puma Technology, Inc., a
                  Delaware corporation.

 3.3     2        Bylaws of Puma Technology, Inc., a California corporation.

 3.4     2        Bylaws of Puma Technology, Inc., a Delaware corporation.

10.1     2        1993 Stock Option Plan and forms of stock option agreements used thereunder.

10.2     2        Puma Technology, Inc. 1996 Employee Stock Purchase Plan and
                  form of notice of exercise used thereunder.

10.3     3        Office Lease Agreement dated March 20, 1997, between the
                  Company and Catellus Development Corporation.

10.4     3        Standard Commercial Lease Agreement dated March 2, 1992, as amended, between Intellilink and Thomas J. Flatley, d/b/a The
                  Flatley Company.

10.5     2        Form of Indemnity Agreement for directors and officers.

10.6+    2        Software License Agreement dated as of May 30, 1995, between the Company and Toshiba Corporation.

10.7     2        IntelliLink Corp. 1992 Incentive Stock Option Plan and forms of stock agreements used thereunder.

27.1              Financial Data Schedule (filed in EDGAR format only).

99.1     2        Agreement and Plan of Merger by and between Puma Technology,
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




                                                Puma Technology, Inc.




         Date:  March 12, 1999         By:  /s/ M. Bruce Nakao
                                           -------------------------------


                                               M. Bruce Nakao
                                               Sr. Vice President and
                                               Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT NUMBER                      EXHIBIT TITLE

 2.1     1        Agreement and Plan of Reorganization dated July 27, 1998, by and among the Company, PacificTech Acquisition Corporation and
                  SoftMagic Corp.

 2.2     3        Asset Acquisition Agreement dated July 15, 1997, by and among the Company, Real World Solutions, and John Stossel

 2.3     2        Agreement and Plan of Merger dated April 30, 1996, by and
                  among the Company, IntelliLink Corp. and certain shareholders of IntelliLink Corp.

 3.1     2        Articles of Incorporation of Puma Technology, Inc., a
                  California corporation.

 3.2     2        Certificate of Incorporation of Puma Technology, Inc., a
                  Delaware corporation.

 3.3     2        Bylaws of Puma Technology, Inc., a California corporation.

 3.4     2        Bylaws of Puma Technology, Inc., a Delaware corporation.

10.1     2        1993 Stock Option Plan and forms of stock option agreements used thereunder.

10.2     2        Puma Technology, Inc. 1996 Employee Stock Purchase Plan and
                  form of notice of exercise used thereunder.

10.3     3        Office Lease Agreement dated March 20, 1997, between the
                  Company and Catellus Development Corporation.

10.4     3        Standard Commercial Lease Agreement dated March 2, 1992, as amended, between Intellilink and Thomas J. Flatley, d/b/a The
                  Flatley Company.

10.5     2        Form of Indemnity Agreement for directors and officers.

10.6+    2        Software License Agreement dated as of May 30, 1995, between the Company and Toshiba Corporation.

10.7     2        IntelliLink Corp. 1992 Incentive Stock Option Plan and forms of stock agreements used thereunder.

27.1              Financial Data Schedule (filed in EDGAR format only).

99.1     2        Agreement and Plan of Merger by and between Puma Technology,
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