Form 10-Q
period 1999-04-30
PUMA TECHNOLOGY INC
filed 1999-06-14
CIK 1020716

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-Q

                     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

                     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _______________

                                ----------------

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

  The number of shares outstanding of the registrant's common stock, par value
             $0.001 per share, as of April 30, 1999 was 13,088,092.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                        THIS REPORT CONSISTS OF 28 PAGES.

                              PUMA TECHNOLOGY, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

                                TABLE OF CONTENTS

                       PART I. FINANCIAL INFORMATION                                                PAGE
                                                                                                    ----
     Item 1.      Condensed Consolidated Financial Statements                                         3

                  - Condensed Consolidated Balance Sheet                                              3
                    April 30, 1999 and July 31, 1998

                  - Condensed Consolidated Statement of Operations                                    4
                    Three and Nine Months Ended April 30, 1999 and 1998

                  - Condensed Consolidated Statement of Cash Flows                                    5
                    Nine Months Ended April 30, 1999 and 1998

                  - Notes to Condensed Consolidated Financial Statements                              6

     Item 2.      Management's Discussion and Analysis of Financial Condition                         9
                  and Results of Operations

     Item 3.      Quantitative and Qualitative Disclosures about Market Risk                         23


                       PART II.  OTHER INFORMATION

     Item 1.      Legal Proceedings                                                                  24

     Item 2.      Changes in Securities and use of Proceeds                                          24

     Item 3.      Defaults upon Senior Securities                                                    24

     Item 4.      Submission of Matters to a Vote of Security Holders                                24

     Item 5.      Other Information                                                                  24

     Item 6.      Exhibits and Reports on Form 8-K                                                   25

     Signature                                                                                       26

     Summary of Trademarks                                                                           28

                              PUMA TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------
                                                                          APRIL 30,      JULY 31,
                                                                             1999          1998

-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                $  9,767       $ 7,418
  Short-term investments                                                     15,682        13,665
  Accounts receivable, net                                                    3,025         3,431
  Inventories                                                                   207           244
  Other current assets                                                          511           392
-------------------------------------------------------------------------------------------------

           Total current assets                                              29,192        25,150
-------------------------------------------------------------------------------------------------
Property and equipment, net                                                   2,869         3,254
Other assets                                                                  1,679         2,035
-------------------------------------------------------------------------------------------------

                TOTAL ASSETS                                               $ 33,740       $30,439
-------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $    968       $ 1,140
  Accrued liabilities                                                         2,239         1,517
  Deferred revenue                                                            3,006         1,489
  Current portion of capital lease obligations                                   --            28
-------------------------------------------------------------------------------------------------

           Total current liabilities                                          6,213         4,174
-------------------------------------------------------------------------------------------------
Capital lease obligations, net of current portion                                --            41
-------------------------------------------------------------------------------------------------

           Total liabilities                                                  6,213         4,215
-------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, $0.001 par value; 13,088 and 12,473 shares issued and
     outstanding at April 30, 1999 and July 31, 1998, respectively               13            12
  Additional paid-in capital                                                 34,824        33,871
  Receivable from stockholders                                                  (68)          (66)
  Deferred stock compensation                                                   (32)          (53)
  Unrealized and Foreign Exchange Translation Gain/loss                       3,255            --
  Accumulated deficit                                                       (10,465)       (7,540)
-------------------------------------------------------------------------------------------------

           Total stockholders' equity                                        27,527        26,224
-------------------------------------------------------------------------------------------------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 33,740       $30,439

-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              PUMA TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                              APRIL 30,                     APRIL 30,
                                                                        1999            1998          1999            1998
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
REVENUE                                                                $5,175          $6,742       $ 14,329        $ 17,706
Cost of revenue                                                           363             972          1,574           2,226
-----------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                            4,812           5,770         12,755          15,480
-----------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
    Research and development                                            2,471           2,392          8,804           6,823
    Sales and marketing                                                 1,856           1,740          5,723           5,167
    General and administrative                                            824             738          2,564           2,196
    Restructuring and other charges                                         -               -            768               -
-----------------------------------------------------------------------------------------------------------------------------

            Total operating expenses                                    5,151           4,870         17,859          14,186
-----------------------------------------------------------------------------------------------------------------------------

OPERATING (LOSS) INCOME                                                  (339)            900         (5,104)          1,294
    Interest and other income, net                                      1,066             270          2,770             850
-----------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                                         727           1,170         (2,334)          2,144
    Provision for income taxes                                           (183)           (444)          (591)           (814)
-----------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                       $ 544           $ 726       $ (2,925)        $ 1,330
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER SHARE:

    Basic                                                              $ 0.04          $ 0.06        $ (0.23)        $ 0.11

    DILUTED                                                            $ 0.04          $ 0.06        $ (0.23)        $ 0.11

SHARES USED IN PER SHARE CALCULATION:

    Basic                                                              12,880          12,137         12,706         12,099

    DILUTED                                                            13,984          12,501         12,706         12,513

-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              PUMA TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

------------------------------------------------------------------------------------
                                                                   NINE MONTHS ENDED
                                                                       APRIL 30,
                                                                   1999         1998
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(Loss)                                               $(2,925)     $ 1,330
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                 1,349          870
    Customer deposits and other                                   1,517            9
    Realized gain on sale of investment                          (1,901)           -
    Changes in operating assets and liabilities                     711       (1,027)
------------------------------------------------------------------------------------
        Net cash (used in) provided by operating activities      (1,249)       1,182
------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                              (424)      (1,135)
  Maturities (purchases) of short-term investments                3,139        1,118
------------------------------------------------------------------------------------
        Net cash provided by (used in) investing activities       2,715          (17)
------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under capital lease obligations                (69)         (30)
  Proceeds from conversion of warrants                                -            -
  Net proceeds upon exercise of stock options                       647          274
  Note repayments (advances) by stockholders, net                    (2)         126
  Net proceeds from newly issued common stock                       307          102
------------------------------------------------------------------------------------
        Net cash provided by financing activities                   883          472
------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                         2,349        1,637
Cash and cash equivalents at the beginning of the period          7,418        5,824
------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period              $ 9,767      $ 7,461
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              PUMA TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

-------------------------------------------------------------------------------

NOTE 1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements for the three and nine months ended April 30, 1999 and 1998 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998. The results of operations for the interim period ended April 30, 1999 are not necessarily indicative of results to be expected for the full year.

In October 1997, the AICPA issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which supersedes SOP 91-1. The Company has adopted SOP 97-2 for software transactions entered into beginning August 1, 1998.

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for all years beginning after June 15, 2000. The Company does not expect the adoption of SFAS 133 to have a material impact on its financial position.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares and warrants consist of the incremental common shares issuable upon the exercise of stock options for all periods.

Basic and diluted earnings per share were calculated as follows during the three and nine months ended April 30, 1999 and 1998:

                      (in thousands, except per share data)
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                       APRIL 30,                         APRIL 30,
                                                                 1999             1998             1999             1998
----------------------------------------------------------------------------------------------------------------------------
BASIC:

    Weighted average common shares                                 12,880            12,137           12,706          12,099
                                                             -------------    -------------    --------------    -----------
                                                             -------------    -------------    --------------    -----------
    Net income (loss)                                             $   544            $  726          $(2,925)        $ 1,330
                                                             -------------    -------------    --------------    -----------
                                                             -------------    -------------    --------------    -----------
    Net income (loss) per share                                   $  0.04            $ 0.06           $(0.23)         $  0.11
                                                             -------------    -------------    --------------    -----------
                                                             -------------    -------------    --------------    -----------
DILUTED:

    Weighted common shares                                         12,880            12,137           12,706          12,099

    Common equivalent shares from stock
     options and warrants                                           1,104               364                -             414
                                                             -------------    -------------    --------------    -----------
    Shares used in per share calculation                           13,984            12,501           12,706          12,513
                                                             -------------    -------------    --------------    -----------
                                                             -------------    -------------    --------------    -----------
    Net income (loss)                                             $   544           $   726          $(2,925)        $ 1,330
                                                             -------------    -------------    --------------    -----------
                                                             -------------    -------------    --------------    -----------
    Net income (loss) per share                                   $  0.04           $  0.06         $  (0.23)        $  0.11
                                                             -------------    -------------    --------------    -----------
                                                             -------------    -------------    --------------    -----------

Diluted loss per share calculation excludes the effect of 671,601 options outstanding as of April 30,1999 because of their antidilutive impact.

NOTE 4. RESTRUCTURING

In the first quarter of Fiscal 1999, the Company implemented a restructuring program for the purpose of consolidating the majority of its engineering and development work at existing facilities in Nashua, New Hampshire. As part of this program, the company implemented a reduction in force of approximately 40 positions that primarily affected the engineering group located at the San Jose facility. The severance charge in the first quarter was $210,000.

Additional restructuring charges were also incurred for vacating of a part of the San Jose facility, as well as a recently leased facility in Nashua. These charges were $462,000 and $96,000 respectively. The Company has secured a tenant for the San Jose space, and continues to look for a tenant to sublease the space in Nashua.

The following table depicts the restructuring activity through April 30, 1999:

(in Thousands)

Restructuring Charges                   Severance and      Accrued lease        Total
                                        Benefits         costs for excess
                                                           facilities
--------------------------------------------------------------------------------------------
Accrued balance at October  31, 1998         $ 210             $ 558            $  768
Cash payments                                  142               161               303
                                        ----------------------------------------------------

Accrued balance at April 30, 1999            $  68             $ 397             $ 465
                                             -----             -----             -----
                                             -----             -----             -----

NOTE 5. COMPREHENSIVE INCOME

The Company's total comprehensive earnings were as follows:

                                       Three Months Ended          Nine Months Ended
                                           April 30                    April 30
                                      ------------------           -----------------
(In thousand of dollars)                1999        1998           1999         1998
                                        ----        ----           ----         ----
Net income (loss)                     $   544      $   726       $(2,925)     $ 1,330

Unrealized gains                          586           --         3,260           --

Foreign Exchange Translation Loss          (5)          --            (5)          --
                                      -------      -------       -------      -------

Total comprehensive earnings          $ 1,125      $   726       $   330      $ 1,330
                                      -------      -------       -------      -------
                                      -------      -------       -------      -------

The balance of unrealized gains at April 30, 1999 consists entirely of unrealized gains for the Company's holdings of Amazon.Com Common Stock.

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

The Company also licenses and distributes Software Developers Kits (SDK's). SDK's are primarily licensed directly to both hardware and software manufacturers for the purpose of gaining compatibility with the Company's synchronization engine and the other devices and applications the engine supports.

The following table sets forth certain consolidated statement of operations data as a percentage of revenue for the periods indicated:

----------------------------------------------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 APRIL 30,                          APRIL 30,

                                                          1999              1998               1999            1998
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
REVENUE                                                  100.0%            100.0%             100.0%           100.0%
----------------------------------------------------------------------------------------------------------------------
Cost of revenue                                            7.0              14.4               11.0             12.6
----------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                              93.0              85.6               89.0             87.4
----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
    Research and development                              47.7              35.5               61.4             38.5
    Sales and marketing                                   35.9              25.8               39.9             29.2
    General and administrative                            15.9              10.9               17.9             12.4
    Restructuring and other charges                          -                 -                5.4                -
----------------------------------------------------------------------------------------------------------------------

            Total operating expenses                      99.5              72.2              124.6             80.1
----------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                          (6.5)             13.4              (35.6)             7.3
    Interest and other income, net                        20.5               4.0               19.3              4.8

----------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                14.0              17.4              (16.3)            12.1
    Provision for income taxes                            (3.5)             (6.6)              (4.1)            (4.6)
----------------------------------------------------------------------------------------------------------------------

NET INCOME                                                10.5%             10.8%             (20.4)%            7.5%
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

REVENUE. The Company's revenue is derived from two primary sources; software licenses and fees for service. License revenue is derived from the licensing of software products and royalty agreements with OEMs. The Company's revenue for the three months ended April 30, 1999 decreased by 23% to $5,175,000 as compared to $6,742,000 for the same period in 1998. For the nine months ended April 30, 1999 revenue decreased by 19% to $14,329,000 as compared to $17,706,000 for the same period in 1998. The over all decrease in revenue was primarily due to lower service revenue, as well as lower license revenue derived from the Company's TranXit and Intellisync for Notebooks products sold to notebook manufacturers. These declines were partially offset by increases in license revenue derived from the Company's Intellisync products for handheld devices as sold to both end users and major corporations.

Service revenue is derived from fees for services including customer funded engineering services and amortization of maintenance contract programs. Service revenue of $379,000 and $975,000 represented 7% of the Company's revenue for the both three and nine months ended April 30, 1999. Service revenue of $1,489,000 and $3,016,000 represented 22% and 17% of the Company's revenue for the three and nine months ended April 30, 1998, respectively. The year over year decrease in service revenue is primarily due to lower levels of customer funded engineering.

OEM revenue continues to represent a significant portion of the Company's revenue. OEM revenue of $3,089,000 and $4,468,000 represented 60% and 66% of the Company's revenue, respectively, in the three months ended April 30, 1999 and 1998. OEM revenue of $8,052,000 and $12,538,000 represented 56% and 71% of the Company's revenue, in the nine months ended April 30, 1999 and 1998 respectively. Revenue from Toshiba Corporation of $703,000 and $985,000 represented 14% and 15% respectively, of revenue for the three months ended April 30, 1999 and 1998. Revenue from Toshiba Corporation of $2,278,000 and $3,162,000 represented 16% and 18% respectively, of revenue for the nine months ended April 30, 1999 and 1998.Although several OEMs are subject to certain contractual minimum purchase obligations, there can be no assurance that any particular OEM will satisfy the obligation. Accordingly, the Company recognizes revenue from minimum guaranteed royalties when such royalties are earned and become payable. The Company believes that the percentage of revenue derived from OEMs may fluctuate in future periods depending in part upon the marketing channels used by the Company for future products currently under development, and the level of shipments by OEM customers of products with the Company's software.

International revenue continues to represent a significant portion of the Company's revenue. International revenue of $2,031,000 and $3,198,000 represented approximately 39% and 47% of the Company's revenue in the third fiscal quarter of 1999 and 1998, respectively. International revenue of $5,701,000 and $9,929,000 represented approximately 40% and 56% of revenue in the nine months ended April 30, 1999 and 1998, respectively.

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

COST OF REVENUE. Cost of revenue consists primarily of product media and duplication, manuals, packing supplies, shipping expenses and personnel related costs incurred under customer funded software engineering services. For the three months ended April 30, 1999 and 1998, cost of revenue was $363,000 and $972,000, respectively. This represented 7% and 14% of total revenue respectively, for the three months ended April 30, 1999 and 1998. For the nine months ended April 30, 1999 and 1998, cost of revenue was $1,574,000 and $2,226,000, respectively. This represented, as a percentage of revenue, 11% and 13%, respectively.

The Company's cost of revenue is affected by the mix among its distribution channels and is affected by the mix among its revenue sources including royalties, packaged product, customer funded engineering contracts and sales and fulfillment via its Web site.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, quality assurance personnel, fees to outside contractors and the cost of facilities and depreciation of capital equipment. Research and development expenses increased 3% to $2,471,000 in the third fiscal quarter of 1999 from $2,392,000 in the comparable fiscal quarter of 1998. For the nine months ended April 30, 1999 research and development expenses increased 29% to $8,804,000 from $6,823,000 for the same nine-month period in fiscal 1998. The increase in research and development expenses was primarily due to increased personnel related costs and spending required to develop the Company's Intellisync product offerings, primarily the development effort of the Company's Intellisync Anywhere product. In addition, personnel related costs and spending required to support the SDK program also contributed to the increase. A portion of the Company's research and development expenses are comprised of fees paid to outside contractors which are engaged by the Company on a project-by-project basis. In addition, the Company believes research and development expenses may fluctuate from quarter to quarter both in absolute dollars as well as a percentage of revenue, depending upon the status of various development projects.

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

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, promotional expenses and other related expenses of sales and marketing personnel. Sales and marketing expenses increased 7% to $1,856,000 in the third fiscal quarter of 1999 from $1,740,000 for the comparable quarter in the prior year. For the nine months ended April 30, 1999 sales and marketing expenses increased 11% to $5,723,000 from $5,167,000 for the same nine-month period in fiscal 1998. The increase in sales and marketing expense as compared to the first fiscal quarter of 1998 was primarily due to increased personnel related spending in both sales and marketing due to increased headcount and related spending. Additional sales and marketing personnel have been added, primarily in support of the Intellisync Anywhere product. The Company anticipates that sales and marketing expenses will continue to increase in absolute dollars throughout the remainder of fiscal 1999 as the Company expands its direct sales force in both the United States and Europe.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and other outside professional fees. General and administrative expenses increased 12% to $824,000 in the third fiscal quarter of 1999 from $738,000 for the same period in the prior year. General and administrative expenses increased 17% to $2,564,00 in the first nine months of fiscal 1999 from $2,196,000 for the same period in the prior year. The increase in spending is primarily attributable to increased legal expenses incurred in defending the Company's intellectual property against DataViz, Inc. This matter was recently settled, and the majority of the expenses related to this have already been incurred.

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

Also as part of the restructuring, the Company has announced plans for vacating a portion of the San Jose facility, as well as a recently leased facility in Nashua. The Company expects to reduce the total cost of leased facilities by subleasing the excess office space. The Company has entered into an agreement to sublease space in San Jose and is actively seeking to sublease its Nashua facility. The remaining balance in the restructure accrual is primarily from future lease commitments.

INTEREST AND OTHER INCOME, NET. Interest and other income, net, represents interest earned by the Company on its cash and short-term investments, offset by interest expense on capitalized leases and miscellaneous fees and charges. Additionally, in the first fiscal quarter of 1999, a gain related to the Company's investment in PlanetAll, which was acquired by Amazon.com, is also included. Interest and other income, net, increased to $1,066,000 in the third fiscal quarter of 1999 from $270,000 for the same period in the prior year. Interest and other income, net, increased to $2,770,000 for the nine months ended April 30, 1999 from $850,000 for the same period in 1998. The increase in interest and other income, net, was primarily due to the recognition of a gain of $1,103,000 attributable to the Amazon.com acquisition of PlanetAll. In addition, the Company also recognized a gain of $798,000 from the sale of Amazon.com common stock in its third fiscal quarter of 1999.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased to $183,000 in the third fiscal quarter of 1999 from $444,000 for the same period in the prior year. The provision for income taxes decreased to $591,000 in the first nine months of fiscal 1999 from $814,000 for the same period in fiscal 1998. The provision for income taxes primarily represents foreign withholding taxes on royalties earned from certain foreign customers. The Company's overall effective tax rate for fiscal 1999 is significantly dependent on the amount and mix of income derived from sources subject to foreign withholding taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used $2,367,000 of cash in the first nine months of fiscal 1999 and provided $1,182,000 in the first nine months of fiscal 1998, respectively. Net cash used in the first nine months of fiscal 1999 was primarily due to a net loss, adjusted for depreciation and amortization. This was partially offset by a decrease in accounts receivable and increase in deferred revenue.

Cash provided by investing activities was $3,832,000 in the first nine months of fiscal 1999. This compares to $17,000 of cash used in the first nine months of fiscal 1998. Cash provided in the first nine months of fiscal 1999 was primarily due to maturities of short-term investments and changes in value of other investments.

Cash provided by financing activities was $884,000 and $472,000 in the first nine months of fiscal 1999 and 1998, respectively. Cash provided from financing activities in the nine months of fiscal 1999 was due to issuance of common stock under the Company's stock option plan, as well as stock issued under the Company's Employee Stock Purchase Plan. This was partially offset by the retirement of the Company's capital leases.

At April 30, 1999 the Company's principal source of liquidity represented by cash, cash equivalents and short-term investments totaled $25,449,000. The Company currently has no significant capital commitments or bank financing arrangements. The Company believes that its current cash, cash equivalents and short-term investment balances and cash generated from operations, if any, will be sufficient to meet its working capital and other cash requirements for at least the next twelve months.

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

The Company historically has derived a substantial portion of its revenue from OEMs. Due to the Company's ongoing effort to expand into retail and reseller distribution channels, in addition to expanding sales to corporations, an increasing percentage of the Company's sales will come from these areas. Sales into these channels are harder to predict and may have lower margins than other channels. The Company has generally recognized a substantial portion of its revenue in the last month of each quarter, when it typically receives royalty reports from its OEM customers. Any significant deferral of purchases of the Company's products by its customers could have a material adverse effect on the Company's business, operating results and financial condition in any particular quarter. To the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected.

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

BUSINESS RISKS

LIMITED HISTORY OF OPERATIONS AND PROFITABILITY. Puma Technology was organized in August 1993 and began shipping products in October 1994. Accordingly, the Company has a limited operating history upon which an evaluation of the Company can be based. The Company has only been profitable in nine quarters since inception. The Company's results must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in a new and evolving market such as the mobile data exchange software market. Although the Company has experienced increased year over year revenue since inception, such growth may not be sustainable and is not indicative of future operating results. There can be no assurance that any of the Company's business strategies will be successful or that the Company's revenue growth or profitability will continue on a quarterly or annual basis.

RISKS ASSOCIATED WITH NEW PRODUCT DEVELOPMENT AND TIMELY INTRODUCTION OF NEW AND ENHANCED PRODUCTS. The markets for the Company's products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. The Company first introduced its TranXit products in October 1994, Intellisync for handheld devices in the first quarter of fiscal 1997, Intellisync for Notebooks in the first quarter of fiscal 1998 and its SDK in the third fiscal quarter of 1998. The Company also recently released Intellisync Anywhere, a server product designed primarily for corporate use. As its product families mature, the Company expects that its gross margins may decline. The Company's future success will depend to a substantial degree upon its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards. The Company budgets amounts to expend for research and development based on planned product introductions and enhancements; however, actual expenditures may significantly differ from budgeted expenditures.

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

BUSINESS STRATEGY.

The Company's business strategy, with respect to the market for synchronization software for handheld devices, has been evolving as the market has developed. As PDA's bocome more widely deployed in corporations, the Company believes that demand for synchronization software will increase. The Company is focusing its efforts in order to exploit this emerging opportunity. The Company expects that sales of Intellisync and Intellisync Anywhere to corporations should represent a growing percentage of sales in the future.

The Company's success is highly dependent upon the market acceptance of both the handheld devices and software applications supported by its Intellisync products. This is particularly true in the enterprise. As the Company focuses its efforts in this area, the adaptation of these devices as important business tools is critical to Company's success. Lack of market acceptance of hardware or software products supported by the Company's Intellisync products is largely outside of the Company's control and may have an adverse effect on the results.

The Company has shifted its business strategy to focus internal efforts on more widely adopted handheld platforms and groupware and PIM applications with a large installed base. Lower volume device and application vendors are encouraged to license the Company's SDK which allows companies to then develop synchronization capability through the Company's synchronization engine.

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

In the event of a successful claim of product infringement against the Company and the failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition would be materially adversely affected.

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

UNCERTAINTIES ASSOCIATED WITH ACQUISITIONS. The Company has acquired three companies. These acquisitions have been motivated by many factors including the desire to obtain new technologies, the desire to expand and enhance the Company's product lines and the desire to attract key personnel.

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

POTENTIAL VOLATILITY OF STOCK PRICE. The trading price of the Company's Common Stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results; announcements of technological innovations; new products or new contracts by the Company or its competitors; developments with respect to patents, copyrights or proprietary rights; conditions and trends in the software and other technology industries; adoption of new accounting standards affecting the software industry; changes in financial estimates by securities analysts; general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These broad market fluctuations may materially adversely affect the market price of the Company's Common Stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

             Not Applicable

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Dataviz, Inc.
-------------

On February 6, 1998, in response to the Company's offer of a royalty-bearing patent license, Dataviz, Inc. filed a lawsuit against the Company in the U.S. District Court for the District of Connecticut (Case No. 3: 98CV249 (JCH)) seeking a judgment that four of the Company's patents are invalid and not infringed by Dataviz' software. Thereafter, the Company filed counterclaims against DataViz alleging patent infringement and unfair competition. On or about April 16, 1999, the parties entered into a settlement agreement providing for dismissal of the action without prejudice and joint technology licenses between the parties.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable

ITEM 5. OTHER INFORMATION

On May 5, 1999, Mr. M. Bruce Nakao was elected to the Company's Board of Directors to fill the vacancy created by the resignation of Dr. Robert D. Rutner.

On May 17, 1999, Mr. Nakao resigned as Senior Vice President, Finance and Administration, and Chief Financial Officer and Mr. Kelly Hicks was elected Chief Financial Officer, Vice President of Operations of the Corporation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


  EXHIBIT
  NUMBER                            EXHIBIT TITLE
  ------                            -------------
   2.1     1   Agreement and Plan of Reorganization dated July 27, 1998, by and among the Company, PacificTech Acquisition Corporation and
               SoftMagic Corp.
   2.2     3   Asset Acquisition Agreement dated July 15, 1997, by and among the Company, Real World Solutions, and John Stossel.
   2.3     2   Agreement and Plan of Merger dated April 30, 1996, by and among the Company, IntelliLink Corp. and certain shareholders of
               IntelliLink Corp.
   3.1     2   Articles of Incorporation of Puma Technology, Inc., a California
               corporation.
   3.2     2   Certificate of Incorporation of Puma Technology, Inc., a Delaware
               corporation.
   3.3     2   Bylaws of Puma Technology, Inc., a California corporation.
   3.4     2   Bylaws of Puma Technology, Inc., a Delaware corporation.
  10.1     2   1993 Stock Option Plan and forms of stock option agreements used thereunder.
  10.2     2   Puma Technology, Inc. 1996 Employee Stock Purchase Plan and form of notice of exercise used thereunder.
  10.3     3   Office Lease Agreement dated March 20, 1997, between the Company and Catellus Development Corporation.
  10.4     3   Standard Commercial Lease Agreement dated March 2, 1992, as amended, between Intellilink and Thomas J. Flatley, d/b/a The
               Flatley Company.
  10.5     2   Form of Indemnity Agreement for directors and officers.
  10.6 +   2   Software License Agreement dated as of May 30, 1995, between the
               Company and Toshiba Corporation.
  10.7     2   IntelliLink Corp. 1992 Incentive Stock Option Plan and forms of stock agreements used thereunder.
  27.1         Financial Data Schedule (filed in EDGAR format only).
  99.1     2   Agreement and Plan of Merger by and between Puma Technology,
               Inc. a California corporation, and Puma Technology, Inc., a
               Delaware corporation.

+        Confidential treatment has been granted for portions of this exhibit

1 Incorporated by reference to the Company's Report on Form 8-K filed on August 14, 1998.

2 Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-011445, declared effective on December 4, 1996).

3 Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998 filed on November 13, 1998.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended April 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Puma Technology, Inc.

         Date:  June 14, 1999             By: /s/
                                             ----------------------------
                                                 Mr. Kelly Hicks
                                                 Vice President of Operations
                                                 and Chief Financial Officer

                                INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                            EXHIBIT TITLE
  ------                            -------------
   2.1     1   Agreement and Plan of Reorganization dated July 27, 1998, by and among the Company, PacificTech Acquisition Corporation and
               SoftMagic Corp.
   2.2     3   Asset Acquistion Agreement dated July 15, 1997, by and among the
               Company, Real World Solutions, and John Stossel.
   2.3     2   Agreement and Plan of Merger dated April 30, 1996, by and among the Company, IntelliLink Corp. and certain shareholders of
               IntelliLink Corp.
   3.1     2   Articles of Incorporation of Puma Technology, Inc., a California
               corporation.
   3.2     2   Certificate of Incorporation of Puma Technology, Inc., a
               Delaware corporation.
   3.3     2   Bylaws of Puma Technology, Inc., a California corporation.
   3.4     2   Bylaws of Puma Technology, Inc., a Delaware corporation.
  10.1     2   1993 Stock Option Plan and forms of stock option agreements used thereunder.
  10.2     2   Puma Technology, Inc. 1996 Employee Stock Purchase Plan and form of notice of exercise used thereunder.
  10.3     3   Office Lease Agreement dated March 20, 1997, between the Company and Catellus Development Corporation.
  10.4     3   Standard Commercial Lease Agreement dated March 2, 1992, as amended, between Intellilink and Thomas J. Flatley, d/b/a The
               Flatley Company.
  10.5     2   Form of Indemnity Agreement for directors and officers.
  10.6 +   2   Software License Agreement dated as of May 30, 1995, between the Company and Toshiba Corporation.
  10.7     2   IntelliLink Corp. 1992 Incentive Stock Option Plan and forms of stock agreements used thereunder.
  27.1         Financial Data Schedule (filed in EDGAR format only).
  99.1     2   Agreement and Plan of Merger by and between Puma Technology,
               Inc. a California corporation, and Puma Technology, Inc.,
               a Delaware corporation.

+    Confidential treatment has been granted for portions of this exhibit

1 Incorporated by reference to the Company's Report on Form 8-K filed on August 14, 1998.

2 Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-011445 declared effective on December 4, 1996).

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