Form 10-K405
period 1999-07-31
PUMA TECHNOLOGY INC
filed 1999-10-29
CIK 1020716

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-21709
                            ------------------------

                             PUMA TECHNOLOGY, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     77-0349154
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

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

                                                            (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 15, 1999, was approximately $312,486,363.

The number of the registrant's $0.001 par value Common Stock outstanding as of October 15, 1999, was 13,384,711shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain sections of the Proxy Statement for registrant's      PART III
1999 Annual Meeting of Stockholders to be held on
December 8, 1999 to be filed with the Commission pursuant to
Registration 14A no later than 120 days after the end of the fiscal year covered by this Form.
Certain sections of the Annual Report to Stockholders for     PARTS II & IV
fiscal year ended July 31, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I..................................................................      3

  ITEM 1.   BUSINESS....................................................      3
  ITEM 2.   PROPERTIES..................................................     18
  ITEM 3.   LEGAL PROCEEDINGS...........................................     19
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     19

PART II.................................................................     21

  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.........................................     21
  ITEM 6.   SELECTED FINANCIAL DATA.....................................     21
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................     21
  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK........................................................     21
  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     21
  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................     22

PART III................................................................     22

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     22
  ITEM 11.  EXECUTIVE COMPENSATION......................................     22
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................     22
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     22

PART IV.................................................................     22

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
            8-K.........................................................     22
  SCHEDULE II...........................................................     25

                                     PART I

ITEM 1. BUSINESS

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WORDS SUCH AS "ANTICIPATES," "BELIEVES," "EXCEPTS," "FUTURE," "PLAN," "INTENDS" "SHOULD," AND SIMILAR EXPRESSIONS ARE USED TO IDENTIFY FORWARD-LOOKING STATEMENT. THESE STATEMENTS ARE ONLY PREDICTIONS. THE ACTUAL RESULTS THAT THE COMPANY ACHIEVES MAY DIFFER MATERIALLY FROM THOSE INDICATED IN ANY FORWARD LOOKING STATEMENTS DUE TO THE RISKS AND UNCERTAINTIES SET FORTH UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," "CERTAIN BUSINESS RISKS" AND ELSEWHERE IN THIS FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES ON THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS.

OVERVIEW

    Puma Technology, Inc. ("Puma" or the "Company") was incorporated in California in August 1993 and reincorporated in Delaware in November 1996. Puma develops markets and supports mobile device management and synchronization software that enables consumers, mobile professionals and information technology officers to harness the full capabilities of handheld computers, smart phones and other wireless personal communications platforms. The Company's software is designed to improve the productivity of business professionals and corporations who are increasingly relying on mobile computing devices to address their growing needs for accessible, up-to-date information, whether in or out of the office. Our current Intellisync-Registered Trademark- and Intellisync Anywhere-TM- product families allow local, LAN and remote "content-aware" data synchronization between a wide range of mobile computing devices and PC/server-based applications. The Satellite Forms-TM- family enables developers to create complete applications for the Palm Computing-Registered Trademark-platform--without programming. Our original TranXit-Registered Trademark-product family ("TranXit") is a leading software solution specifically designed to utilize wireless infrared ("IR") connectivity technology for file exchange, synchronization and printing.

INDUSTRY BACKGROUND

    In recent years, significant advancements in miniaturization, visual displays, long-life batteries and portable communications have led to the introduction of many innovative new mobile computing devices. These highly portable devices allow users to work and communicate as they travel and have fueled the significant growth of mobile computing. Electronic consumer devices, such as personal electronic organizers, smart phones and pagers are being introduced to provide data storage and information management capabilities to the mobile business professional. Palm Computing platform devices such as the Palm V and PalmPilot, along with Windows CE Palmsize and handheld PCs, the Nokia 9000 Communicator and the REX PC Companion are examples of popular handheld mobile devices. Industry analysts, such as IDC, project that purchases of handheld devices will grow from under 4 million units in 1997 to 14 million by 2001, with worldwide cellular phone subscribers jumping from 200 million to 600 million in the same time frame. With up to 25% of these new phones and pagers potentially offering application intelligence, the overall "smart device" market may be several times larger than that of personal digital assistants ("PDAs") alone.

    As more types of new mobile computing devices become available to business professionals, users are faced with the difficulty of exchanging information among these various devices. This problem of interoperability is caused by the need to exchange information among different hardware devices, operating systems and applications. Hardware platforms range from high-speed Pentium PCs with hundreds of megabytes of memory and gigabytes of storage, to "shirt pocket" organizers, with specialized processors and limited memory and storage. In addition, these devices use numerous operating systems, such as Windows for Workgroups, Windows 3.1, Windows 95, Windows 98, Windows NT, DOS and others, and utilize an even greater range of information management applications, databases and data formats. Enabling these devices to communicate, exchange and synchronize information is a complex and challenging task. Accomplishing this requires data-level, or content-aware, synchronization technology to maintain complete, up-to-date and accurate information. For example, content-aware data synchronization technology allows users to exchange addresses from the Address Book software application on a PalmPilot with Microsoft Outlook on a desktop PC or Lotus Notes on corporate server, updating only the fields that have been most recently modified, rather than copying one file over another, thereby synchronizing both databases with the latest information.

    Business professionals are continuously seeking ways to improve productivity and, as a result, are increasingly using the growing number of new, innovative mobile computing devices. In order to manage information effectively, these users need convenient connectivity and synchronization solutions for the specific combination of devices and applications that they use. These software solutions must allow users to synchronize information maintained separately on multiple devices, for example, contact databases maintained by a mobile professional using a handheld computer in the field and by a support colleague using a desktop PC in the office. A software solution that links such different devices must address multiple hardware architectures, operating systems, communications architectures and application specific data formats and structures.

OUR TECHNOLOGY SOLUTION

    Our software solutions, anchored by the award-winning Intellisync family, are designed to increase productivity for business professionals by allowing users to easily access, exchange and synchronize information stored on a variety of different computing devices. Our products allow the mobile professional to access information with easy-to-use applications, saving time and money. Our Intellisync product family allows users to synchronize data on handheld mobile computing devices with data on PCs and groupware servers by virtue of our patented Data Synchronization Extensions Technology ("DSX
Technology-Registered Trademark-") engine. The TranXit product family is specifically designed to utilize IR connectivity technology for reliable, cost-effective file exchange, synchronization and printing. Our solution includes the following characteristics:

    INTELLIGENT, CONTENT-AWARE DATA SYNCHRONIZATION. Our patented DSX Technology engine provides content-aware data synchronization among a growing number of handheld devices and industry-leading personal information management software ("PIMs"), contact management and scheduling applications such as Microsoft Outlook, Schedule+ and Exchange, Lotus Notes and Organizer, GoldMine, Symantec ACT!, Novell GroupWise, ON Technology Meeting Maker and others. This technology seamlessly and transparently translates the information from one data format to another as the information is synchronized. Built on a powerful synchronization engine, it can expand via device and application-specific translators to accommodate new devices and applications. With the Intellisync Software Development Kit ("SDK"), we have enabled ISVs, device OEMs and Internet-based services to build synchronization solutions for their products on the Intellisync platform, further entrenching our standard and have lowered our own development costs.

    ANYTIME, ANYWHERE HANDHELD ACCESS TO CORPORATE APPLICATION STANDARDS. With the Intellisync Anywhere product line, we are providing desktop, remote and LAN-based synchronization between both Palm Computing platform devices and corporate groupware messaging server applications, including Microsoft Exchange and Lotus Domino. Using wired or wireless connections, users can synchronize email, calendar, contact and to-do list information from virtually any location.

    WIDESPREAD SOLUTIONS FOR INTEROPERABILITY. Our products provide connectivity and content-aware data synchronization among industry-leading PCs and mobile computing devices, operating systems and applications. Our products operate with major PC operating systems for Windows 95, Windows 98 and Windows NT, as well as several proprietary operating systems. We also provide interoperability across a wide range of industry-standard and vendor-specific applications by supporting multiple data formats. Our IR communications architecture enables robust operation across IR-enabled platforms. Intellisync for Notebooks, the successor to TranXit, is backwards compatible with previous versions of TranXit, allowing users to connect and exchange information with all previous versions across different operating systems.

    LEADING IR CONNECTIVITY SOFTWARE. Both Intellisync for Notebooks and the TranXit product family are specifically designed for file exchange and synchronization over convenient wireless IR connections. They fully support the IrDA standards, with TranXit being the first file exchange software to incorporate the new Fast IR standard (IrDA-2) for 4.0 Mbps connectivity. They provide a rich set of wireless file transfer, synchronization and wireless printing features that are both easy to use and cost-effective. We have also bundled either TranXit or Intellisync for Notebooks with the vast majority of IR-enabled notebooks shipped worldwide.

PRODUCTS

    We offer a wide range of software products to both the OEM and retail markets. These products allow users to wirelessly connect computing devices as well as exchange and synchronize information across a diverse set of hardware platforms, operating systems and applications. By combining our advanced data synchronization and IR connectivity technologies, we are able to develop a number of products designed for a specific application, operating system or hardware platform.

PRODUCT NAME                                                 DESCRIPTION                       INTRODUCTION DATE
---------------------------------------  ----------------------------------------------------  ------------------
Intellisync Anywhere                     Designed for remote and LAN-based synchronization of  March, 1999 calendar, e-mail, contract and task data between
                                         groupware messaging servers and Palm Computing
                                         platform handhelds.

Satellite Forms-TM-                      A rapid application development ("RAD") tool, this    July, 1998
                                         product lets developers quickly create and deploy     (acquired)
                                         custom handheld applications for Palm Computing
                                         platform devices, which can be tightly integrated
                                         with corporate databases.

Intellisync for Notebooks                Sold through OEM and retail channels, this product    September 1997
                                         provides PC-to-PC file transfer and synchronization
                                         including PIM-to-PIM synchronization over wireless
                                         IR, wired connection and network connections.

Intellisync for PDA product family       Designed content-aware data synchronization among     August 1996
                                         PC-based applications and mobile computing devices.
                                         The Intellisync for PDA product family includes
                                         support for the Palm Computing platform, Windows CE
                                         and REX PC Companion.

PRODUCT NAME                                                 DESCRIPTION                       INTRODUCTION DATE
---------------------------------------  ----------------------------------------------------  ------------------
Intellisync Gold                         Designed for the corporate market, Intellisync Gold   October 1997
                                         includes several Intellisync-supported products in a
                                         single package.

TranXit                                  OEM product designed for file transfer,               October 1994
                                         synchronization and wireless printing over IR
                                         connections.

TranXit Pro                              Retail version, including SyncPro automatic           May 1996
                                         synchronization, delta file transfer and long file
                                         name support for Windows 95.

TranXit Pro Connectivity Kit             TranXit Pro plus IR-adapter hardware for the desktop  May 1996
                                         PC.

TranXit for DOS                          File transfer and synchronization over IR             December 1996
                                         connections for DOS.

IntelliLink-Registered Trademark-        Data "import" and "export" among PC-based             September 1993
                                         applications and mobile computing devices.

    INTELLISYNC ANYWHERE. An important extension to the Intellisync family of synchronization software, Intellisync Anywhere empowers corporations worldwide to adopt handheld computers such as Palm Computing platform devices. Intellisync Anywhere provides remote (dial-up, Internet) and LAN-based synchronization of leading handheld devices with mission-critical enterprise groupware applications, including Microsoft Exchange and Lotus Domino. By addressing this pivotal requirement of mobile corporate users, Intellisync Anywhere lets organizations give handheld users untethered, up-to-date information while at their desks, on the road or just in the office down the hall.

    SATELLITE FORMS. Added to our product line with the acquisition of SoftMagic Corporation, Satellite Forms allows corporations and developers to quickly create and deploy sophisticated custom applications for Palm Computing platform devices that can be tightly integrated with information stored in corporate databases, including Oracle, DB2, Microsoft Access and Lotus Notes.

    INTELLISYNC FOR NOTEBOOKS (INITIALLY INTELLISYNC 97 FOR
WINDOWS). Intellisync for Notebooks, the successor to the TranXit product family, is a native 32-bit Windows 95/Windows NT PC-to-PC synchronization product that provides file transfer and synchronization as well as direct PIM-to-PIM synchronization (incorporating Our DSX Technology engine) between two PCs, or between a PC and a network server. It supports IR, cable and network connections. Intellisync for Notebooks will replace TranXit in the OEM channel, and will also be sold in the retail channel.

    INTELLISYNC FOR PDA PRODUCT FAMILY. The Intellisync for PDA product family provides content-aware data synchronization, including complete conflict resolution, between a broad range of PC-based PIMs, contact management and scheduling applications, as well as a number of mobile computing devices, including Palm Computing Platform, Connected Organizers, Windows CE devices, REX PC Companion, Sharp Organizers, TI Organizers, Nokia 9000 Communicator, AT&T PocketNet Service, and many others. Based upon our patented DSX Technology engine, Intellisync allows users to automatically synchronize their mobile computing devices directly with various PC applications in a single step, eliminating the need for intermediate conversions or translations.

    INTELLISYNC GOLD. Intellisync Gold is designed for the corporate market, and combines many of the individual Intellisync products in a single package. Intellisync Gold is sold primarily as a volume purchase product to the corporate market, and provides increased flexibility to corporate users by including support for a wide variety of mobile devices in a single product.

    TRANXIT. Our original product line, later succeeded by Intellisync for Notebooks, TranXit is the leading software solution for wireless file transfer, synchronization and printing, specifically designed to operate over convenient IR connections. Directed at the OEM market, TranXit is currently shipped on the vast majority of all IR-enabled notebook PCs shipped worldwide. TranXit operates under Windows for Workgroups, Windows 3.1 and Windows 95, offering users broad operating system interoperability. TranXit has been significantly enhanced since its original release and each new version of TranXit is backward compatible with all previous versions.

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

TECHNOLOGY

    Our software products allow the exchange and synchronization of data across diverse platforms, operating systems and applications. We have developed three complementary proprietary technologies: The DSX Technology engine for content-aware data synchronization, Notification Transport Processing Technology ("NXP Technology-TM-") engine and IR connectivity. These complementary technologies, taken individually and together, enable us to provide comprehensive solutions that meet the market's growing needs for convenient, accurate, easy to use data exchange, synchronization and connectivity.

    CONTENT-AWARE DATA SYNCHRONIZATION. Our content-aware DSX Technology engine operates at both the file and record level to synchronize data among different software applications and hardware platforms during data transfer. With the DSX Technology engine, our products allow users to synchronize not only files, but also the data within those files, and synchronize databases by field or record, not just copy one database file from one to another. This advanced data synchronization technology is composed of three main components that collectively work to enable the effective transfer of data across supported applications and platforms:

    SYNCHRONIZATION ENGINE. Our proprietary synchronization engine is the central component responsible for controlling the flow of data throughout the entire synchronization process. It directs translator modules to retrieve, add, delete, change and distribute data records or fields on demand.

    INTERMEDIATE DATA REPRESENTATION. Our synchronization technology makes extensive use of modularity to maximize reusability for the translator modules. The synchronization engine communicates with all translator modules using a common "dialect," referred to as intermediate data representation. Intermediate data representation stipulates rules for exchanging common types of data imposing restrictions on data content (i.e., the number and type of fields in each application). The existence of a common data representation makes it possible for a new translator to immediately synchronize with any supported application or mobile computing device.

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

    NXP TECHNOLOGY. A core technology underpinning the Intellisync Anywhere product family of remote synchronization server solutions is NXP Technology. NXP Technology optimizes performance for the increasingly common wireless connections by automatically checking for and preparing for synchronization of all new information for each user, such as email and appointments, stored on corporate servers. This process minimizes both end user remote synchronization time and reduces the overhead on the corporate messaging server itself.

    IR CONNECTIVITY. Our IR connectivity software enables the wireless transfer of data among notebook and desktop PCs, printers and mobile computing devices. Intellisync for Notebooks and the TranXit family are designed to support IrDA standards, with TranXit being the first file exchange and synchronization software to incorporate the new Fast IR standard (IrDA-2) for 4.0 Mbps connectivity.

    COMMUNICATIONS ARCHITECTURE. Our software is based upon an extensive, proprietary, network and device independent communications architecture, enabling access to a variety of mobile computing devices through a flexible and simple application program interface ("API") that speeds the development of new features. A layered, modular design allows the architecture to leverage existing published data transfer protocols (IrDA, Windows Sockets), when available, and to create proprietary data transfer protocols to provide connectivity to a broad range of devices without extensive modification of the software.

    Our IR communications architecture isolates hardware implementation details from the rest of the protocol stack, enabling quick support of new IR hardware implementations and fast adoption of new IR standards and extensions. The architecture supports multiple vendors' implementation of IrDA protocol stacks for migration to new operating systems and platforms.

    Our communication protocols are designed to operate across a variety of network and operating system environments, enabling mobile data exchange among them. Our software currently supports data transfer among Windows for Workgroups, Windows 3.1 and Windows 95. We have also worked with Microsoft to ensure that the Microsoft IR driver supports Mobile Data Exchange among operating systems and IR devices.

SALES AND MARKETING

    We strive to be both a marketing and a technology partner with our OEM customers and our strategic partners. Our sales and marketing organization sells our products directly to our OEM partners, and then works with them on joint marketing and channel programs. We work closely with OEM partners on their new hardware products by providing them with technical input, thereby helping to ensure that our software products will work successfully with the OEM's hardware products. We also train and educate the OEM's sales and marketing organizations on our products, allowing them to act as our "virtual" sales force to their channels and direct customers. In addition, we work closely with our hardware and software strategic partners to develop effective marketing programs designed to increase sales.

    We distribute our retail products through several distribution channels both domestically and internationally. In the United States, our sales organization works directly with major distributors, resellers, computer dealers, retailers and mail order companies to distribute our retail packaged products. Increasingly, we are also distributing our software products directly to corporate customers through the Intellisync Gold enterprise site license program. In order to further develop our brand name recognition, we plan to continue to expand our joint marketing programs, marketing channel promotions and bundling arrangements with our strategic partners. See "Business Risks--Risks Associated with Development of Retail Distribution Channel."

    Revenue from OEMs was approximately 56% 68% and 74% of revenue in fiscal 1999, fiscal 1998, and fiscal 1997, respectively. Although several OEMs are subject to certain contractual minimum purchase obligations, there can be no assurance that any particular OEM will satisfy the minimum obligations. Weakening demand from any key OEM and the inability to replace revenue provided by such OEM could have a material adverse effect on our business, operating results and financial condition. We maintain individually significant receivable balances from major OEMs. If these OEMs fail to meet their payment obligations, our operating results could be materially adversely affected. See "Business Risks--Dependence on OEMs."

    We market and sell through selected distributors and republishers that focus on specific geographic and market segment areas. These international partners operate as an extension of our marketing and sales organizations, developing the appropriate sales channels in their regions. They also work with local resellers as well as local offices of our OEM customers to develop specific marketing and channel promotions for their regions. As of July 31, 1999, we were represented by over 20 distributors and resellers in Africa, Asia, Australia, Canada and Europe and are continuing to expand our international reach as appropriate distributors or republishers are found. See "Business Risks--Risks Associated with International Operations."

    Our current customer base includes large OEMs in the PC market. In fiscal 1999, 1998 and 1997, Toshiba accounted for approximately 14%, 18% and 21% of our revenue, respectively. No other customer accounted for greater than 10% of our revenue in fiscal 1999, 1998 or 1997.

COMPETITION

    We expect the market for our software, including data synchronization and IR connectivity software to the extent it develops, to become intensely competitive. We currently face direct competition with respect to a number of its individual products from several private companies, including Traveling Software, Chapura, DataViz, River Run, Randsoft, and Starfish (recently acquired by Motorola). In the future, we will also face competition relative to our upcoming products from vendors offering server-based mobile device data exchange products and services, including Advanced Systems, Riverbed, AvantGo, and FusionOne. In addition to direct competition, we face indirect competition from existing and potential customers that provide internally developed solutions. As a result, we must educate prospective customers as to the advantage of our products versus internally developed solutions. We currently face limited direct competition from major applications and operating systems software vendors who may choose to incorporate data synchronization and IR connectivity functionality into their operating systems software, thereby potentially reducing the need for OEMs to include our products in their notebook and desktop PCs. For example, Microsoft's inclusion of certain features permitting data synchronization and IR connectivity between computers utilizing the Windows 98 operating system may have the effect of reducing revenue from our software if users of Windows 98 perceive that their data synchronization and IR connectivity needs are adequately met by Microsoft. Certain companies, with whom we compete or may compete in the future, including internal software development groups of our current and potential customers, have substantially greater financial, marketing, sales and support resources and may have more "brand-name" recognition than us. There can be no assurance that we will be able to either develop software comparable or superior to software offered by our current or future competitors or to adapt to new technologies, evolving industry standards and changes in customer requirements. In addition, the PC and mobile computing device markets experience intense price competition, and we expect, in order to remain competitive, we may have to decrease our unit royalties on certain products. See "Risk Factors--Competition."

    The principal competitive factors affecting the market for our software are compatibility, functionality, reliability, OEM relationships and price. We believe we compete favorably overall with respect to these factors.

    We believe that users will want to be able to utilize IR connectivity and data synchronization functionality with a wide variety of mobile computing devices and software applications, and that our standards-based approach will continue to allow us to compete favorably with larger companies whose products may not be able to support such a degree of interoperability. Our strategic relationships with hardware and software vendors enable us to provide interoperability among a broader range of applications than many of our current and potential competitors.

CUSTOMER SUPPORT

    Our service and support organization provides secondary technical support to OEMs, primary technical support to retailers and end users and education and training services to OEMs and retailers. Our current OEMs typically have software maintenance agreements with us that provide for technical support which include maintenance of our products in accordance with specifications contained in our guide for such products, as well as access to technical support personnel by telephone, fax and e-mail. Customers under license agreements are typically entitled to certain minor product updates and modifications, primarily bug fixes. Our OEMs and some of our retail channel partners provide telephone and initial support to end-users.

RESEARCH AND DEVELOPMENT

    We seek to capitalize on our expertise in data synchronization and IR connectivity technology by developing products for new applications and increasing the functionality of existing products. We believe our core DSX Technology engine and IR technologies are widely applicable, and we plan to continue to develop new products based on our core technologies.

    As of July 31, 1999, our engineering group consisted of 70 full-time employees and full-time equivalent consultants who were engaged in product development and localization efforts for existing products. Product maintenance and customer support responsibilities are shared by engineering group employees on an as-needed basis. In fiscal 1999, fiscal 1998 and fiscal 1997 research and development expenses were $11.1 million, $9.9 million and $6.2 million, respectively.

    The markets for our products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. We first introduced our TranXit products in October 1994. Our future success will depend to a substantial degree upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards. We plan our budget for research and development based on planned product introductions and enhancements; however, actual expenditures may significantly differ from budgeted expenditures. Inherent in the product development process are a number of risks. The development of new, technologically advanced software products is a complex and uncertain process requiring high levels of innovation, as well as, accurate anticipation of technological and market trends. The introduction of new or enhanced products also requires us to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. There can be no assurance that we will successfully develop, introduce or manage the transition to new products. We have in the past, and may in the future, experience delays in the introduction of our products, due to factors internal and external. Any future delays in the introduction or shipment of new or enhanced products, the inability of such products to gain market acceptance or problems associated with new product transitions could adversely affect our operating results, particularly on a quarterly basis. See "Risk Factors--Risks Associated with Product Development and Timely Introduction of New and Enhanced Products."

PROPRIETARY RIGHTS

    We rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We also believe that factors such as technological and creative skills of our personnel, new product developments, frequent product enhancements and name recognition are essential to establishing and maintaining a technology leadership position. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We currently has five issued United States patents that expire in 2012, 2014 and 2015, respectively, and have ten patent applications pending. In addition, we have certain corresponding international patent applications pending under the Patent Cooperation Treaty in countries to be designated at a later date. There can be no assurance that our patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by us, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to our technology or design around the patents owned by us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of the our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not ensure that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. We have entered into source code escrow agreements with a limited number of our customers and resellers requiring release of source code in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against us, if we cease to do business or if we fail to meet our support obligations. We also provide our source code to foreign language translation service providers and to consultants in a limited circumstance. The provision of source code may increase the likelihood of misappropriation by third parties.

    We are not aware of any infringement of proprietary rights of any third party. There can be no assurance, however, that third parties will not claim infringement by us of their intellectual property rights. We expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps and as patent protection for software becomes increasingly popular. Any such claims, with or without merit, could be time consuming to defend, resulting in costly litigation, divert our attention and resources or cause product shipment delays. In addition, such claims could require us to discontinue the use of certain software codes or processes, to cease the manufacture, use and sale of infringing products, to incur significant litigation costs and expenses and to develop non-infringing technology or to obtain licenses to the alleged infringing technology. There can be no assurance that we would be able to develop alternative technologies or to obtain such licenses or, if a license were obtainable, that the terms would be commercially acceptable to us. In the event of a successful claim of product infringement against us and failure or inability to license the infringed or similar technology, our business, operating results and financial condition would be materially adversely affected. See "Risk Factors--Proprietary Rights, Risks of Infringement and Source Code Release."

EMPLOYEES

    As of July 31, 1999, we had 131 employees and full-time equivalent consultants, including 38 in sales and marketing, 70 in engineering and 23 in operations, finance and administration. All of our employees are located in the United States with the exception of three, who are located in Japan. None are represented by a labor union. We have experienced no work stoppages and believe our relationship with our employees is good.

    Competition for qualified personnel in our industry is intense. We believe that our future success will depend in part on our continued ability to hire, train and retain qualified personnel.

BUSINESS RISKS

    RISKS ASSOCIATED WITH NEW PRODUCT DEVELOPMENT AND TIMELY INTRODUCTION OF NEW AND ENHANCED PRODUCTS. The market for our products is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. We first introduced our TranXit products in October 1994, Intellisync for handheld devices in the first quarter of fiscal 1997, and Intellisync for Notebooks in the first quarter of fiscal 1998 and Intellisync Anywhere in the third quarter of fiscal 1999. Our future success will depend to a substantial degree upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards. We budget amounts to expend for research and development based on planned product introductions and enhancements; however, actual expenditures may significantly differ from budgeted expenditures.

    Inherent in the product development process is a number of risks. The development of new, technologically advanced software products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. The introduction of new or enhanced products also requires us to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. We are continually required to recruit new engineering personnel to meet increased engineering and testing requirements associated with patent development and enhancement. There can be no assurance that we will successfully develop, introduce or manage the transition to new products. Nor can there be any assurance that we will be able to hire and retain sufficient engineering personnel to meet the requirements inherent in this transition. We have in the past, and may in the future, experience delays in the introduction of our products, due to factors internal and external.

    BUSINESS STRATEGY. Our current business strategy with respect to the market for synchronization software for handheld devices has been to identify multiple handheld solutions and software applications, and offer an array of solutions in our Intellisync product family. We have also attempted to transform Intellisync into a standard platform by opening it to third party developers through the sale of our SDK. In contrast, some of our direct competitors in this market focus their efforts on fewer devices and fewer applications. Our success is highly dependent upon the market acceptance of both the handheld devices and software applications supported by our Intellisync products. Lack of market acceptance of hardware or software products supported by our Intellisync product is largely outside of our control and may have an adverse effect on the results. And, because we are focusing on a variety of products, we may be slower to offer features that are specific to each individual handheld-to-PC solution. Our failure to identify in advance the devices and applications that may gain market dominance and to sufficiently focus on the most popular solutions may adversely affect our results of operations.

    COMPETITION. We expect the market for mobile device management and synchronization software, including data synchronization and IR connectivity software to the extent it develops, to become intensely competitive. We currently face direct competition with respect to a number of our individual products from several private companies, including Traveling Software, Chapura, DataViz, River Run, Randsoft, and Starfish (recently acquired by Motorola). In the future, we will also face competition relative to our upcoming products from vendors offering server-based mobile device data exchange products and services, including Advanced Systems, Riverbed, and AvantGo. In addition to direct competition, we face indirect competition from existing and potential customers that provide internally developed solutions. As a result, we must educate prospective customers as to the advantage of our products versus internally developed solutions. We currently face limited direct competition from major applications and operating systems software vendors who may choose to incorporate data synchronization and IR connectivity functionality into their operating systems software, thereby potentially reducing the need for OEMs to include our products in their notebook and desktop PCs. For example, Microsoft's inclusion of certain features permitting data synchronization and IR connectivity between computers utilizing the Windows 98 operating system may have the effect of reducing revenue from our software if users of Windows 98 perceive that their data synchronization and IR connectivity needs are adequately met by Microsoft. Certain of the companies with which we compete or may in the future compete, including internal software development groups of our current and potential customers, have substantially greater financial, marketing, sales and support resources and may have more "brand-name" recognition than us. There can be no assurance that we will be able to either develop software comparable or superior to software offered by our current or future competitors or to adapt to new technologies, evolving industry standards and changes in customer requirements. In addition, the PC and mobile computing device markets experience intense price competition, and we expect that, in order to remain competitive, we may have to decrease our unit royalties on certain products.

    PRODUCT CONCENTRATION; RISKS ASSOCIATED WITH NEW AND EVOLVING MARKETS. The market for mobile device synchronization software, including wireless IR connectivity and advanced data synchronization software, is new and evolving. To date, we have derived a substantial portion of our revenue from the licensing of our TranXit IR connectivity software. We believe that the TranXit and Intellisync for Notebooks product families, although currently accounting for a substantial portion of the our revenue, will decline in overall revenue contribution in the foreseeable future. The life cycle of TranXit and Intellisync for Notebooks is difficult to estimate because of, among other factors, the emerging nature of the USS software market and the possibility of future competition. As a result, our future operating results, particularly, in the near term, are dependent upon the continued market acceptance of TranXit and Intellisync for Notebooks. We anticipate that the overall revenue contribution of the TranXit and Intellisync for Notebooks business will decrease as a percentage of total revenue, since these products are at a mature stage in their product life cycles. There can be no assurance that TranXit will rebound from its decline or that we will be successful in developing, introducing or marketing new or enhanced products. A continued decline in the demand for TranXit, as a result of competition, technological change or other factors, and the failure to successfully develop, introduce or market new or enhanced products would have a material adverse effect on our business, financial condition and results of operations.

    DEPENDENCE ON OEMS. Revenue from OEMs was a substantial portion of our revenue during fiscal 1999, fiscal 1998 and fiscal 1997. OEM revenue as a percentage of total revenue was 56%, 68% and 74% in fiscal 1999, fiscal 1998 and fiscal 1997, respectively. Weakening demand from any key OEM customer and our inability to replace revenue provided by these OEM customers could have a material adverse effect on our business, operating results and financial condition. We maintain individually significant receivable balances from major OEMs. If these OEMs fail to meet their payment obligations, our operating results could be materially adversely affected.

    RISKS ASSOCIATED WITH DEVELOPMENT OF RETAIL DISTRIBUTION CHANNEL. We distribute our products through distributors, major computer and software retailing organizations, consumer electronics stores, discount warehouse stores and other specialty retailers. We often sell on a purchase order basis, and there are often no minimum purchase obligations on behalf of any principal distributor or retailer. Distribution and retailing companies in the computer industry have from time to time experienced significant fluctuations in their businesses, and there have been a number of business failures among these entities. The insolvency or business failure of any significant distributor or retailer of ours could have a material adverse effect on our business, operating results and financial condition. Further, certain mass-market retailers have established exclusive relationships under which such retailers will buy customer software only from one or two intermediaries. In such instances, the price or other terms on which we sell to such retailers may be materially adversely affected by the terms imposed by such intermediaries, or we may be unable to sell to such retailers on the terms, which we deem acceptable.

    Retailers of our products typically have a limited amount of shelf space and promotional resources, and there is intense competition among consumer software producers for adequate levels of shelf space and promotional support from retailers. We expect that, as the number of consumer multimedia and software products and computer platforms increases, this competition for shelf space will intensify. Due to increased competition for limited shelf space, retailers and distributors are increasingly in a better position to negotiate favorable terms of sale, including price discounts, price protection and product return policies. Retailers often require software publishers to pay fees or provide other accommodations in exchange for shelf space. Our products constitute a relatively small percentage of each retailer's sales volume, and there can be no assurance that retailers will continue to purchase our products or provide our products with adequate shelf space and promotional support.

    DEPENDENCE ON STRATEGIC BUSINESS RELATIONSHIPS; RISKS ASSOCIATED WITH THIRD-PARTY SERVICES. We believe that our success is largely dependent on our strategic relationships with key participants in the PC and mobile computing device industries including 3COM, Acer, AT&T Wireless, Canon, Corex,Fujitsu, IBM, Intel, Lucent Technologies, NEC, Nokia, Novell, Oracle, Phone.com, QUALCOMM, Research in Motion, SalesLogix, Seiko Epson, Sharp, Symbol Technologies, Texas Instruments and Toshiba, and many others. These relationships generally enable us to receive prototypes from hardware manufacturers and software vendors prior to their market introduction. We thereby are in a stronger position to launch complementary product offerings shortly after the commercial release of these companies' new hardware and software products. The loss of any of these strategic relationships or any other significant partner could materially adversely affect our product development efforts, business, operating results and financial condition and our ability to realize strategic objective to be the technological leader in the industry. In addition, we rely significantly on third-party services. In particular, third party services translate our products into over ten different native languages. We have generally been able to obtain translated, functional versions of our products in a timely manner. However, any significant delays by such third parties could delay new or existing shipments of products and have a material adverse effect on our business, operating results and financial condition.

    DEPENDENCE ON KEY PERSONNEL. We believe our success will depend in a large part upon our ability to attract and retain highly skilled managerial, technical, sales and marketing, finance and operations personnel. In particular, we will need to increase the number of technical staff members with experience, as we further develop our product line. Competition for these highly skilled employees in our industry is intense. Our failure to attract and retain these key employees could have a material adverse effect on our business, results of operations and financial condition.

    We are seeking additional sales and marketing personnel. Competition for qualified sales and marketing personnel is intense and we might not be able to hire the kind and number of sales and marketing personnel we are targeting. Unless we expand our sales and marketing force, we may not be able to increase our revenue or extend our brand awareness.

    The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel could hinder the development and introduction of and negatively impact our ability to sell our products. In addition, employees may leave our company and subsequently compete against us. Moreover, companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We may be subject to claims of this type in the future as we seek to hire qualified personnel and some of these claims may result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits.

    PROPRIETARY RIGHTS, RISKS OF INFRINGEMENT AND SOURCE CODE RELEASE. We rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. We also believe that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and name recognition are essential to establishing and maintaining a technology leadership position. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We currently have five issued United States patents that expire in 2012, 2014, 2015 and has ten patent applications pending. In addition, we have corresponding international patent applications pending under the Patent Cooperation Treaty in countries to be designated at a later date. There can be no assurance that our patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantage to us or that any of our pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by us, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to our technology or design around the patents owned by us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. We distribute our software products in the United States, Japan, Taiwan and member countries of the European Union. The laws and practices of some foreign countries in which we do business, in particular Taiwan, do not ensure that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. There can be no assurance that we will not distribute our software products in the future to countries where the enforcement of proprietary rights may be equally or more uncertain. We have also entered into source code escrow agreements with a limited number of our customers requiring release of source code in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against us, if we cease to do business or if we fail to meet our support obligations. We also provide our source code to foreign language translation service providers and consultants, in limited circumstances. The provision of source code may increase the likelihood of misappropriation by third parties.

    We are not aware that we are infringing any proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by us of their intellectual property rights. In particular, because patent applications are kept confidential by the Patent and Trademark Office, we have no means by which to monitor patent applications filed by our competitors, which could result in future infringement claims against us. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grow and the functionality of products in different industry segments overlaps and as patent protection for software becomes increasingly popular. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, and divert our attention and resources or cause product shipment delays. In addition, such claims could require us to discontinue the use of certain software codes or processes, to cease the manufacture, use and sale of infringing products, to incur significant litigation costs and expenses and to develop non-infringing technology or to obtain licenses to the alleged infringing technology. There can be no assurance that we would be able to develop alternative technologies or obtain such licenses or, if a license were obtainable, that the terms would be commercially acceptable to us.

    In the event of a successful claim of product infringement against us and failure or inability to license the infringed or similar technology, our business, operating results and financial condition would be materially adversely affected.

    DEPENDENCE ON LICENSED TECHNOLOGY. We license technology on a non-exclusive basis from several companies for use with our products and anticipate that we will continue to do so in the future. The inability to continue to license the technology or to license other necessary technologies for use with our products or substantial increases in royalty payments under third-party licenses could have a material adverse effect on our business, operating results and financial condition. In addition, the effective implementation of our products depends upon the successful operation of these licenses in conjunction with our products, and therefore any undetected errors in products resulting from such licenses may prevent the implementation or impair the functionality of our products, delay new product introductions and injure our reputation. Such problems could have a material adverse effect on our business, operating results and financial condition.

    PRODUCT ERRORS; PRODUCT LIABILITY. Software products as complex as those offered by us typically contain undetected errors or failures when first introduced or as new versions are released. Testing of our products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which our customers may deploy these products. Accordingly, there can be no assurance that, despite testing by us and by current and potential customers, errors will not be found after commencement of commercial shipments, resulting in loss of or delay in market acceptance, any of which could have a material adverse effect upon our business, operating results and financial condition. Further, our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. Although we have not experienced any product liability claims the sale and support of products by us entails the risk of such claims. We do not currently maintain product liability insurance. A successful product liability claim brought against us could have a material adverse effect upon our business, operating results and financial condition.

    RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. International revenue accounted for a significant portion of our revenue in fiscal 1999 and fiscal 1998. We expect that international revenue will continue to account for a significant portion of our future revenue. Revenue from our international operations is subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the summer months of each year when many customers and users reduce their business activities. These seasonal factors may have a material adverse effect on our business, operating results and financial condition. Although our revenue is currently denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Furthermore, future international activity may result in foreign currency denominated sales, particularly if international revenue from distributors increases. Consequently, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in our operating results. Royalty income from customers in certain countries, such as Japan and Taiwan, is subject to withholding income taxes. The amount and mix of our income derived from such customers will impact our provision for income taxes. Differences in the amount and mix of our income actually derived from customers subject to foreign withholding taxes as compared to the amounts forecasted by us may adversely impact our income tax rate.

    UNCERTAINTIES ASSOCIATED WITH ACQUISITIONS. We have been involved in acquisitions. These acquisitions have been motivated by many factors including the desire to obtain new technologies, the desire to expand and enhance our product lines and the desire to attract key personnel.

    On Aug. 24, 1999, we entered into a definitive agreement to acquire ProxiNet Inc., headquartered in Emeryville, California, for 2,600,000 shares of our Common Stock to be issued in exchange for all issued and outstanding preferred and common shares of ProxiNet Inc., and assumption of all outstanding ProxiNet stock options. Closing of the merger is subject to certain closing conditions and approval by the shareholders of ProxiNet, although, certain affiliates of ProxiNet have agreed to vote their shares in favor of the merger. The merger is expected to be finalized in our fiscal quarter ending October 31, 1999, and as a result, we expect to incur a one-time charge for in-process research and development for ProxiNet's products which have not yet reached technological feasibility.

    In July 1998, we acquired SoftMagic Corp. ("SoftMagic") As a result of the acquisition, three new employees and three new consultants joined us. SoftMagic had incurred a cumulative loss through its acquisition by Puma on July 30, 1998 of approximately $135,000 on cumulative revenue of $331,000.

    In July 1997, we acquired substantially all of the assets of Real World Solutions, Inc. ("RWS"), a developer of client/server solutions. As a result of the acquisition, four new employees joined us. RWS had incurred a cumulative loss through its acquisition by us on July 17, 1997 of approximately
$1.3 million on cumulative revenue of $0.5 million.

    These purchases also involve numerous risks, including:

    - problems assimilating the purchased operations, technologies or products;

    - unanticipated costs associated with the acquisition;

    - diversion of management's attention from our core business;

    - adverse effects on existing business relations with suppliers and customers;

    - incorrect estimates made in the accounting for acquisitions;

    - risks associated with entering markets in which we have no or limited prior experience; and

    - potential loss of key employees of purchased organizations.

    POTENTIAL VOLATILITY OF STOCK PRICE. The trading price of our Common Stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in our operating results; announcements of technological innovations; new products or new contracts by us or our competitors; developments with respect to patents; copyrights or proprietary rights; conditions and trends in the software and other technology industries; adoption of new accounting standards affecting the software industry; changes in financial estimates by securities analysts; general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the Common Stocks of technology companies. These broad market fluctuations may materially adversely affect the market price of our Common Stock.

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

    The Year 2000 Problem could affect computers, software, and other equipment used, operated or maintained by us. We believe that our computer systems are Year 2000 compliant.

    We believe that we have substantially identified and resolved all potential Year 2000 Problems with any of the software products which we develop and market. However, we also believe that it is not possible to determine with complete certainty that all Year 2000 Problems affecting our software products have been identified or corrected due to the complexity of these products and the fact that these products interact with other third party vendor products and operate on computer systems which are not under the our control.

    In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. We presently believe that our office and facilities equipment are Year 2000 compliant.

    We have limited or no control over the actions of third party suppliers. Thus, while we expect that we will be able to resolve any significant Year 2000 Problems with these systems, there can be no assurance that the suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to our business or any of our customers. Any failure of these third parties to resolve Year 2000 Problems with these systems in a timely manner could have a material adverse effect on our business, financial condition, and results of operation.

    We expect to identify and resolve all Year 2000 Problems that would materially adversely affect our business operations. However, we believe that it is not possible to determine with complete certainty that all Year 2000 Problems affecting us have been identified or corrected. The number of systems that could be affected and the interactions among these systems are simply too numerous. In addition, one cannot accurately predict how many Year 2000 Problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, we expect that we would likely suffer the following consequences:

     1. a significant number of operational inconveniences and inefficiencies for us and our clients that may divert our time and attention and financial and human resources from ordinary business activities; and

     2. a greater number of serious system failures that may require significant efforts by us or our clients to prevent or alleviate material business disruptions.

    We have not developed any Year 2000 contingency plans. We do not believe that the Year 2000 Problem will have a material adverse effect on our business or results of operations.

ITEM 2. PROPERTIES

    Our principal administrative, engineering, manufacturing, marketing and sales facilities total approximately 31,952 square feet and are located in a single building in San Jose, California under a lease that expires in June 2006. We also have two leases for approximately 11,980 square feet and 9006 square feet in two buildings in Nashua, New Hampshire under leases that expires in May 2002 and July 2003, respectively. These facilities primarily support the engineering, product marketing and technical support functions for our Intellisync family of products.

    In the first quarter of fiscal 1999, we implemented a restructuring program for the purpose of consolidating the majority of our engineering and development work at existing facilities in Nashua, New Hampshire. As part of this program, we implemented a reduction in force of approximately 40 positions that primarily affected the engineering group located at the San Jose facility. The severance charge was $210,000. The plan was completed at the end of February 1999. Some of the positions eliminated in San Jose will be replaced in Nashua. Most of the expected savings from this program will be realized in research and development.

    Also as part of the restructuring, we vacated a portion of the San Jose facility, as well as a recently leased facility in Nashua. The restructure charge related to facilities was $558,000. We have secured a tenant for the San Jose facility, and we continue to look for a tenant to sublease the facility in Nashua.

ITEM 3. LEGAL PROCEEDINGS

    Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal year 1999.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

    The executive officers and directors of the Company are as follows:

NAME                                      AGE                                    POSITION
------------------------------------  -----------  ---------------------------------------------------------------------
Bradley A. Rowe.....................          39   President, Chief Executive Officer and Director
Stephen A. Nicol....................          39   Senior Vice President, Sales and Director
Kelly Hicks.........................          38   Vice President of Operations and Chief Financial Officer
Michael M. Clair....................          52   Chairman of the Board
Tyrone F. Pike......................          45   Director
M. Bruce Nakao......................          55   Director

    MR. ROWE co-founded the Company in August 1993 and has served as President since October 1993 and Chief Executive Officer since March 1995. He has also served as a Director of the Company since August 1993. Prior to founding the Company, from January 1991 to July 1993, he held various management positions at SystemSoft Corporation, a PC system software supplier, including Vice President of Worldwide Sales and General Manager of Desktop Computing. In June 1988,
Mr. Rowe co-founded Extar Technologies, a manufacturer's representative of PC products, where he held a number of management positions, including Vice President of Sales and President until December 1990. From November 1983 to
June 1988, Mr. Rowe served in various sales positions at Western Digital Corporation, a storage management company, including Director of Western Area Sales. Mr. Rowe currently serves as a Director of 7(th) Street Teleworks, Inc., a privately held company. Mr. Rowe holds a B.S. degree in engineering and management science from Princeton University.

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

    MR. HICKS joined the Company in January 1997 as Corporate Controller and became the Chief Financial Officer and Vice President of Operations in
May 1999. He has 15 years of progressive financial management and operations experience in both privately and publicly held high-technology companies. During the course of his carrier, his accomplishments include managing financial aspects of initial public offerings, raising debt, and equity funding, managing mergers and acquisitions, and leading major system conversions. He has also held numerous financial management positions at companies including SCO, Silicon Graphics and Granger Associates. He is a graduate of California State University Chico and holds a Bachelor's of Science degree in business administration with a concentration in finance.

    MR. CLAIR became a Director of the Company in November 1994 and has served as Chairman of the Board since March 1995. Mr. Clair was a founder of SynOptics Communications (now Bay Networks), a computer networking company, and from January 1987 to November 1992, served as Vice President

Sales and Marketing and then as Senior Vice President of Sales and Customer Service of SynOptics. Mr. Clair has more than 25 years' experience in data processing, data and voice communications and local area networking. He spent the early part of his career with Tymshare, a computer time-sharing company, and ROLM, a manufacturer of digital PBX equipment, in a variety of sales and marketing positions. He holds a B.S. degree in business and a M.B.A. degree from the University of Buffalo. Mr. Clair is a director of several private companies in Silicon Valley.

    MR. PIKE became a Director of the Company in October 1996. Since
March 1993, Mr. Pike has served as Director of Citrix Systems, a publicly held supplier of multi-user application server products. Mr. Pike also serves as a director of Proxinet, recently acquired by the Company. In August 1996 Mr. Pike founded Switchsoft Systems, a supplier of open virtual network management software for switches and routers and has served as Chairman of the Board and Chief Executive Officer since its inception. From January 1994 to August 1996, Mr. Pike served in various positions at UB Networks, a computer networking company, including Senior Vice President and Chief Technical Officer. Prior to joining UB Networks, Mr. Pike served as a partner of Pike Associates from September 1992 to January 1994. From March 1992 to September 1992, Mr. Pike served as President and Chief Executive Officer of Global Village Communications, a networking communications company. From May 1991 to June 1992 he served as Manager, Strategic Planning & Business Development of Intel Corporation, a semiconductor company. From April 1983 to May 1991, Mr. Pike served as Founder, Chairman of the Board and President of LANSystems, a computer networking company, of which he served as a Director until February 1994.
Mr. Pike also serves as a Director of both Citrix Systems and Proxinet.
Mr. Pike holds an A.B. degree in architecture from Princeton University.

    MR. NAKAO became a Director of the Company in May 1999. Mr. Nakao currently holds the position of Chief Financial Officer at an Internet search company, Ask Jeeves, Inc. Prior to joining the Company's Board, from June 1996 to May 1999 Mr. Nakao was the Chief Financial Officer of the Company. Prior to that, from May 1986 to June 1996, Mr. Nakao served in several capacities at Adobe Systems Incorporated, a software company, most recently as its Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer. He holds a B.A. degree in business and economics from the University of Washington and a M.B.A. degree from Stanford University.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock of the Company began trading on the Nasdaq National Market on December 5, 1996, under the symbol "PUMA." The following table sets forth the high and low closing prices for the Company's Common Stock as reported on the Nasdaq National Market from August 1, 1998, through July 31, 1999. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                                                                   HIGH        LOW
                                                                                                 ---------  ---------
1998
First fiscal quarter (August 1, 1997 to October 31,1997).......................................  $   8.375  $   5.563
Second fiscal quarter (November 1, 1997 to January 31, 1998)...................................  $   8.063  $   5.563
Third fiscal quarter (February 1, 1998 to April 30, 1998)......................................  $   7.313  $   5.563
Fourth fiscal quarter (May 1, 1998 to July 31, 1998)...........................................  $   8.375  $   5.063

1999
First fiscal quarter (August 1, 1998 to October 31,1998).......................................  $   5.625  $   2.000
Second fiscal quarter (November 1, 1998 to January 31, 1999)...................................  $   4.500  $   2.750
Third fiscal quarter (February 1, 1999 to April 30, 1999)......................................  $   5.375  $   3.812
Fourth fiscal quarter (May 1, 1999 to July 31, 1999)...........................................  $   6.437  $   4.750

    As of October 15, 1999, there were approximately 106 stockholders of record of the Company's Common Stock and 13,384,711 shares of common stock outstanding.

    The Company has never paid dividends on its capital stock. The Company currently intends to retain any future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data for the five years ended July 31, 1999, which appears on page 13 in the Registrant's Annual Report to Stockholders for the fiscal year ended July 31, 1999 under the caption "Selected Financial Data" is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this Item is set forth on pages 14-20 of the Registrant's Annual Report to Stockholders for the fiscal year ended July 31, 1999 under the caption "Management's Discussion and Analysis," which is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Management believes that the market risk associated with the Company's market risk sensitive instruments as of July 31, 1999 is not material and therefore, disclosure is not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated August 20, 1999, appearing on pages 21-36 of the Registrant's Annual Report to Stockholders for the fiscal year ended
July 31, 1999 are incorporated by reference in this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to the directors and executive officers of the Company is set forth in Part I of this report under the caption "Executive Officers and Directors of the Registrant." Information relating to compliance with
Section 16(a) of the Exchange Act is incorporated by reference from the definitive proxy statement for the Company's 1999 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this form (the "Proxy Statement") under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference from the Proxy Statement under the caption "Executive Compensation and Other Matters."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated from the Proxy Statement under the captions "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated from the Proxy Statement under the captions "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements.

    The following consolidated financial statements of the Company included in the Company's Annual Report to Stockholders for the fiscal year ended July 31, 1998 are filed as part of this report:

    Report of Independent Accountants.

    Consolidated Balance Sheets at July 31, 1999 and 1998.

    Consolidated Statements of Operations for the three fiscal Years Ended July 31, 1999.

    Consolidated Statements of Stockholders' Equity for the three fiscal Years Ended July 31, 1999.

    Consolidated Statements of Cash Flows for the three fiscal Years Ended July 31, 1999.

    Notes to Consolidated Financial Statements.

    2. Supplemental Schedules.

    Report of Independent Accountants on Financial Statement Schedule.

    Schedule II--Valuation and Qualifying Accounts.

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

(b) Reports on Form 8-K. There were no reports on Form 8K filed during the last quarter of the fiscal year covered by this report.

(c) Exhibits. The exhibits listed on the accompanying index to exhibits immediately preceding the financial statement schedules are filed as part of, or incorporated by reference into, this Form 10K.

(d) Financial Statement Schedules. See Item 14 (a) above.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of Puma Technology, Inc.:

    Our audits of the consolidated financial statements referred to in our report dated August 20, 1999, except for Note 12, which is as of August 24, 1999, appearing in the Annual Report to Shareholders of Puma Technology, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

San Jose, California
August 20, 1999

SCHEDULE II

                             PUMA TECHNOLOGY, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                      PERIOD/       BALANCE AT      CHARGED TO
                                                    YEAR ENDED     BEGINNING OF      COSTS AND                     END OF
                                                      JULY 31       PERIOD/YEAR      EXPENSES      DEDUCTIONS    PERIOD/YEAR
                                                   -------------  ---------------  -------------  -------------  -----------
Allowance for Doubtful Accounts and Sales
  Returns........................................         1997       $     184       $     948      $     455     $     677
Allowance for Doubtful Accounts and Sales
  Returns........................................         1998       $     677       $     733      $     467     $     943
Allowance for Doubtful Accounts and Sales
  Returns........................................         1999       $     943       $     904      $     240     $   1,607

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, on this 28(th) day of October, 1999.

                                                       PUMA TECHNOLOGY, INC.

                                                       By:               /s/ KELLY HICKS
                                                            -----------------------------------------
                                                                           Kelly Hicks
                                                                 Vice President of Operations and
Date: October 28, 1999                                               Chief Financial Officer

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Bradley A. Rowe and Kelly Hicks, and each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                                                       President, Chief Executive
                 /s/ BRADLEY A. ROWE                     Officer and Director
     -------------------------------------------         (PRINCIPAL EXECUTIVE         October 28, 1999
                   Bradley A. Rowe                       OFFICER)

                /s/ STEPHEN A. NICOL
     -------------------------------------------       Senior Vice President, Sales,  October 28, 1999
                  Stephen A. Nicol                       Secretary and Director

                                                       Vice President of Operations
                   /s/ KELLY HICKS                       and Chief Financial Officer
     -------------------------------------------         (PRINCIPAL FINANCIAL AND     October 28, 1999
                     Kelly Hicks                         ACCOUNTING OFFICER)

                /s/ MICHAEL M. CLAIR
     -------------------------------------------       Chairman of the Board          October 28, 1999
                  Michael M. Clair

                 /s/ TYRONE F. PIKE
     -------------------------------------------       Director                       October 28, 1999
                   Tyrone F. Pike

                 /s/ M. BRUCE NAKAO
     -------------------------------------------       Director                       October 28, 1999
                   M. Bruce Nakao

       EXHIBIT NUMBER                                              EXHIBIT TITLE
----------------------  ----------------------------------------------------------------------------------------------------

       3.2           1  Certificate of Incorporation of Puma Technology, Inc., a Delaware corporation.

       3.4           1  Bylaws of Puma Technology, Inc., a Delaware corporation.

      10.1         * 2  Amended and Restated 1993 Stock Option Plan and forms of stock option agreements used thereunder.

      10.2         * 1  Puma Technology, Inc. 1996 Employee Stock Purchase Plan and form of notice of exercise used thereunder.

      10.3         * 2  Puma Technology, Inc. 1998 Employee Stock Purchase Plan and form of notice of exercised used thereunder.

      10.4           1  Lease Agreement dated October 18, 1995, between the Company and Photonics Corporation.

      10.5           1  Form of Indemnity Agreement for directors and officers.

      10.6       (+) 1  Software License Agreement dated as of May 30, 1995, between the Company and Toshiba Corporation.

      10.7       (+) 1  Software License Agreement dated as of September 14, 1995, between the Company and NEC Technologies,
                        Inc. and Amendment No. 1 thereto dated October 25, 1995 and Amendment No. 2 thereto dated January
                        10, 1996.

      10.8       (+) 1  Software License Agreement dated as of May 23, 1995, between the Company and NEC Corporation and
                        Amendment No. 1 thereto dated February 19, 1996.

      10.9       (+) 1  Software License Agreement dated as of May 20, 1996 between the Company and NEC Corporation.

      13.1           2  Portions of the Annual Report to Stockholders for the fiscal year ended July 31, 1999 expressly incorporated by reference herein.

      21.1           1  Subsidiaries of the Registrant.

      23.1           2  Consent of PriceWaterhouseCoopers LLP, Independent Accountants.

      24.1           2  Power of Attorney (reference page 26 of this the Form-10K)

      27.1           2  Financial Data Schedule (filed in EDGAR format only).

------------------------

(+)  Confidential treatment has been granted for portions of this exhibit.

*   Management contract or compensatory plan or arrangement.

1. Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-11445).

2.  Filed herewith.