Form 10-Q
period 1999-10-31
PUMA TECHNOLOGY INC
filed 1999-12-15
CIK 1020716

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q


              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999


             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE TRANSITION PERIOD FROM _____________ TO _______________

                      ------------------------------------

                         COMMISSION FILE NUMBER 0-21709

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

Yes        /X/     No        / /


  The number of shares outstanding of the registrant's common stock, par value
            $0.001 per share, as of October 31, 1999 was 15,289,448

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                        THIS REPORT CONSISTS OF 28 PAGES.

                              PUMA TECHNOLOGY, INC.

                                    FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

                                TABLE OF CONTENTS

                          PART I.  FINANCIAL INFORMATION                          PAGE
Item 1.    Condensed Consolidated Financial Statements                              3

-          Condensed Consolidated Balance Sheet                                     3
           October31, 1999 and July 31, 1999

-          Condensed Consolidated Statement of Operations                           4
           Three Ended October 31, 1999 and 1998

-          Condensed Consolidated Statement of Cash Flows                           5
           Three Months Ended October 31, 1999 and 1998

-          Notes to Condensed Consolidated Financial Statements                     6

Item 2.    Management's Discussion and Analysis of Financial Condition              9
           and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About Market Risk              24


                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                       24

Item 2.    Changes in Securities and Use of Proceeds                               24

Item 3.    Defaults upon Senior Securities                                         24

Item 4     Submission of Matters to a Vote of Security Holders                     24

Item 5     Other Information                                                       24

Item 6     Exhibits and Reports on Form 8-K                                        25

Signature                                                                          26

Summary of Trademarks                                                              28


                              PUMA TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                   (Unaudited)


--------------------------------------------------------------------------------------------------------
                                                                              OCTOBER 31,       JULY 31,
                                                                                 1999            1999
--------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                    $  9,953       $ 13,461
  Short-term investments                                                         14,918         11,877
  Accounts receivable, net                                                        3,993          3,027
  Inventories                                                                       399            258
  Other current assets                                                            1,514            450
--------------------------------------------------------------------------------------------------------

  Total current assets                                                           30,777         29,073
Property and equipment, net                                                       2,654          2,580
Other assets                                                                     14,037          1,590
--------------------------------------------------------------------------------------------------------

 TOTAL ASSETS                                                                  $ 47,468       $ 33,243
--------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $  1,162       $    723
  Accrued liabilities                                                             3,292          2,220
  Deferred revenue                                                                4,061          3,737
--------------------------------------------------------------------------------------------------------

  Total current liabilities                                                       8,515          6,680
--------------------------------------------------------------------------------------------------------

  Total liabilities                                                               8,515          6,680
--------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, $0.001 par value; 15,289 and 13,335 shares issued and
outstanding at October 31, 1999 and July 31, 1999, respectively                      15             13
  Additional paid-in capital                                                     50,303         35,342
  Receivable from stockholders                                                     (429)          (428)
  Deferred stock compensation                                                       (18)           (25)
  Other comprehensive income (loss)                                               1,084            877
  Accumulated deficit                                                           (12,002)        (9,216)
--------------------------------------------------------------------------------------------------------

  Total stockholders' equity                                                     38,953         26,563
--------------------------------------------------------------------------------------------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 47,468       $ 33,243

--------------------------------------------------------------------------------------------------------


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              PUMA TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------
                                                                               THREE MONTHS ENDED
                                                                                   OCTOBER 31,
                                                                              1999           1998
-------------------------------------------------------------------------------------------------
REVENUE                                                                   $  6,278       $  4,412
Cost of revenue                                                                605            685
-------------------------------------------------------------------------------------------------

GROSS PROFIT                                                                 5,673          3,727
-------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
    Research and development                                                 2,202          3,099
    Sales and marketing                                                      2,307          1,850
    General and administrative                                                 777            804
    In-process research and development                                      4,218             --
    Restructuring and other charges                                             --            768
-------------------------------------------------------------------------------------------------

            Total operating expenses                                         9,504          6,521
-------------------------------------------------------------------------------------------------

OPERATING (LOSS)  INCOME                                                    (3,831)        (2,794)
    Interest and other income, net                                           1,237          1,392
-------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                                           (2,594)        (1,402)
    Provision for income taxes                                                (192)          (204)
-------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                         $ (2,786)      $ (1,606)
-------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER SHARE:

    Basic                                                                 $  (0.21)      $  (0.13)

    DILUTED                                                               $  (0.21)      $  (0.13)

SHARES USED IN PER SHARE CALCULATION:

    Basic                                                                   13,435         12,557

    DILUTED                                                                 13,435         12,557

-------------------------------------------------------------------------------------------------


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              PUMA TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------------------------
                                                                             THREE MONTHS ENDED
                                                                                 OCTOBER 31,
                                                                            1999             1998
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(Loss)                                                         $ (2,786)      $ (1,606)
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    In-process research and development                                      4,218
    Depreciation and amortization                                              348            554
    Customer deposits and other                                                324             86
    Realized gain on sale of investment                                       (892)          --
    Changes in operating assets and liabilities                             (1,846)           512

-------------------------------------------------------------------------------------------------
        Net cash used in operating activities                                 (634)          (454)
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                         (348)           (98)
  Maturities (purchases) of short-term investments                          (1,937)         5,095

-------------------------------------------------------------------------------------------------
        Net cash (used in) provided by investing activities                 (2,285)         4,997
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under capital lease obligations                            --            (69)
  Net proceeds upon exercise of stock options                                   55             25
  Note repayments (advances) by stockholders, net                               (1)            --
  Net proceeds from newly issued common stock                                  121            120
  Payments to settle acquired liabilities                                     (764)            --

-------------------------------------------------------------------------------------------------
        Net cash (used in) provided by financing activities                   (589)            76
-------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                        (3,508)         4,619
Cash and cash equivalents at the beginning of the period                    13,461          7,418

-------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                        $  9,953       $ 12,037
-------------------------------------------------------------------------------------------------


      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

                              PUMA TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements for the three months ended October 31, 1999 and 1998 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999. The results of operations for the interim period ended October 31, 1999 are not necessarily indicative of results to be expected for the full year.

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition" which superseded SOP 91-1 and provides guidance on generally accepted accounting principles for recognizing revenue on software transactions. SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installations or training. Under SOP 97-2, the determination of fair value is based on objective evidence, which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. SOP 97-2 was amended in February 1998 by Statement of Position 98-4 ("SOP 98-4"), "Deferral of the effective date of Provision of SOP 97-2" and was amended again in December 1998 by Statement of Position 98-9 ("SOP 98-9"), "Modification of 97-2, Software Revenue recognition with Respect to Certain Transactions." Those amendments deferred and then clarified, respectively, the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement. The Company adopted the provisions of SOP 97-2 and SOP 98-4 as of August 1, 1998. The adoption has, in certain circumstances, resulted in the deferral of software license revenues that would have been recognized upon delivery of the related software under prior accounting standards.

SOP 98-9 is effective for all transactions entered into by the Company in fiscal year 2000. The adoption of this statement is not expected to have material impact on the Company's operating results, financial position or cash flows.

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters beginning with the quarter ending June 30, 1999. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the effective date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date until the first fiscal quarter ending June 30, 2000. The Company will adopt SFAS 133 in its quarter ending July 31, 2000 and does not expect such adoption to have an impact on the Company's results of operations, financial position or cash flows.

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

Basic and diluted earnings per share were calculated as follows during the three months ended October 31, 1999 and 1998 respectively:

                      (in thousands, except per share data)
                                   (Unaudited)

--------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED
                                                            OCTOBER 31,
                                                   1999                1998
--------------------------------------------------------------------------------
BASIC:

    Weighted average common shares                 13,435              12,557
                                                 --------            --------
                                                 --------            --------

    Net income (loss)                            $ (2,786)           $ (1,606)
                                                 --------            --------
                                                 --------            --------
    Net income (loss) per share                  $  (0.21)           $  (0.13)
                                                 --------            --------
                                                 --------            --------

DILUTED:

    Weighted common shares                         13,435              12,557

    Common equivalent shares from stock
     options and warrants                              --                  --

                                                 --------            --------
    Shares used in per share calculation           13,435              12,557
                                                 --------            --------
                                                 --------            --------
    Net income (loss)                            $ (2,786)           $ (1,606)
                                                 --------            --------
                                                 --------            --------
    Net income (loss) per share                  $  (0.21)           $  (0.13)
                                                 --------            --------
                                                 --------            --------

Diluted loss per share calculation excludes the effect of 1,732,132 and 172,382 options outstanding as of October 31,1999 and October 31, 1998 respectively because of their antidilutive impact.

NOTE 4. RESTRUCTURING

In the first quarter of fiscal 1999, we implemented a restructuring program for the purpose of consolidating the majority of our engineering and development work at existing facilities in Nashua, New Hampshire. As part of this program, we implemented a reduction in force of 40 positions that primarily affected the engineering group located at the San Jose facility. The severance charge in the first quarter was $210,000.

Additional restructuring charges were also incurred for vacating of a part of the San Jose facility, as well as a recently leased facility in Nashua. The restructure charge was $558,000.

The following table depicts the restructuring activity through October 31, 1999:


(in Thousands)

Restructuring Charges                  Severance and  Accrued lease costs for    Total
                                       Benefits       excess facilities

---------------------------------------------------------------------------------------------
Accrued balance at October 31, 1998          $ 210           $ 558               $ 768
Cash payments                                  210             306                 516
                                       ------------------------------------------------------

Accrued balance at October 31, 1999           $ -            $ 252               $ 252
                                              ===            =====               =====

NOTE 5. COMPREHENSIVE INCOME/(LOSS)

Our total comprehensive earnings (loss) were as follows:

                                         THREE MONTHS ENDED
                                         ------------------
                                             OCTOBER 31
                                             ----------

(In thousand of dollars)                 1999           1998
                                       -------        -------

Net income (loss)                      $(2,786)       $(1,606)

Unrealized gains                           212             86

Foreign Exchange Translation Loss           (5)          --
                                       -------        -------

Total comprehensive earnings (loss)    $(2,579)       $(1,520)
                                       =======        =======


The balance of unrealized gains at October 31, 1999 and 1998 consisted entirely of unrealized gains for our holdings of Amazon.com common stock.

NOTE 6. ACQUISITION

On October 28, 1999, we completed the acquisition of ProxiNet, Inc. ("ProxiNet"), a software development company focusing on software that will enable users with handheld devices and wireline or wireless modems to access the Internet quickly, conveniently and securely. The consolidated financial statements include the results of operations of ProxiNet since the date of acquisition. Under the terms of the agreement, we issued 2,600,000 shares of Common Stock in exchange for all outstanding shares of ProxiNet.

The ProxiNet acquisition has been accounted for as a purchase. The total purchase price of approximately $17,384,000 (including liabilities of $2,070,000), was assigned, based on independent appraisal, to the fair value of the assets acquired, including $676,000 to tangible assets acquired, $3,378,000 to identified intangible assets, $4,218,000 to in process research and development, and $9,112,000 to goodwill. The in-process research and development was expensed at the acquisition date. Amortization of the intangible assets acquired is computed using the straight-line method over the estimated useful life of the assets, 18 months to 5 years.

The value assigned to acquired in-process research and development was determined by identifying research projects in areas for which technology feasibility had not been established as of the acquisition date. These include projects for ProxiWare and ProxiWeb technology. The value was determined by estimating the revenue contribution and the percentage of complete of each of these products. The projects were deemed to be 55% complete on the date of acquisition. The net cash flows were then discounted utilizing a weighted average cost of capital of 27.5%. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates described above. Revenues were projected to be generated in 2000 for the products in development at the acquisition date. If these projects are not successfully developed our future revenues and profitability may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

The following unaudited pro forma consolidated financial information reflects the results of operations for the three months ended October 31, 1999, as if the acquisition had occurred on August 1, 1999 and after giving effect to purchase accounting adjustments but excluding the impact of write offs of acquired in-process technology. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on August 1, 1999 and may not be indicative of future operating results (in thousands, except per share data).

                                                     Three months ended October 31, 1999
Pro forma revenue                                                 $  6,278
Pro forma net loss                                                $   (523)
Pro forma basic and diluted loss per share                        $  (0.03)

NOTE 7. SUBSEQUENT EVENT

On December 8, 1999 we signed a definitive agreement to acquire NetMind Technologies, Inc., a leading provider of Internet infrastructure software for personalization. Under the terms of the agreement, we will exchange 5,000,000 shares of our common stock for all of NetMind's outstanding capital stock, warrants and options. The merger is expected to qualify as a tax-free reorganization and we expect to account for the transaction as a pooling of interest. Closing of the merger is subject to certain closing conditions and approval by the shareholders of both our company as well as NetMind's. Certain affiliates of NetMind have agreed to vote their shares in favor of the merger. The transaction is expected to close in our third fiscal quarter ending April 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN THE COMPANY'S FORM 10-K. THIS QUARTERLY REPORT ON FORM 10-Q, AND IN PARTICULAR MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE PERFORMANCE OF THE COMPANY THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES INCLUDING THOSE DISCUSSED IN "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" AND "BUSINESS RISKS" BELOW. IN THIS FORM 10-Q, THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. ACTUAL EVENTS OR THE ACTUAL FUTURE RESULTS OF THE COMPANY MAY DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS DUE TO SUCH RISKS AND UNCERTAINTIES. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS OR CHANGES IN FACTORS OR ASSUMPTIONS AFFECTING SUCH FORWARD-LOOKING ASSUMPTIONS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS, WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. ALL INFORMATION IS BASED ON THE COMPANY'S FISCAL CALENDAR.

RESULTS OF OPERATIONS

OVERVIEW

Puma develops markets and supports mobile device management and synchronization software, enabling consumers, mobile professionals and information technology officers to harness the full capabilities of handheld computers, smart phones, and other wireless personal communication platforms. The Company currently has six primary families of products: its Intellisync-Registered Trademark- family of products, which performs advanced data synchronization from handheld devices to personal computers; its Intellisync Anywhere-TM- server product, which performs advanced data synchronization from handheld devices to corporate groupware messaging servers; its Intellisync Software Development Kit ("SDK"), which enables customers to develop translators for both applications and devices, which can then be incorporated into the Company's product offerings; its Satellite Forms-TM- product, which is a visual rapid application development tool for devices based on the Palm Computing-Registered Trademark- platform; its TranXit-Registered Trademark- family of products, which supports infrared connectivity, and its Intellisync for Notebooks family of products, which combines infrared connectivity with advanced data synchronization.

Intellisync software is used for advanced synchronization of calendar, e-mail, contact and task data between PCs and popular handheld computers smart phones and smart pagers. Intellisync software is currently distributed directly to end users; through the Company's retail distribution channel, Web store, and fulfillment houses; and is bundled with products offered by certain handheld device manufacturers. Intellisync Anywhere and Satellite Forms software are currently distributed directly to the end user and through the Company's corporate marketing/fulfillment partner, Rainmaker Systems, Inc. TranXit and Intellisync for Notebooks software is bundled with products offered by certain handheld device manufacturers.

We also license and distribute SDK's. SDK's are primarily licensed directly to both hardware and software manufacturers for the purpose of gaining compatibility with our synchronization engine and the other devices and applications the engine supports.

We recently acquired ProxiNet Inc., a startup company involved in the development of software, enabling users of handheld devices to connect to the Internet. We are in the process of combining our synchronization technology with ProxiNet's web connectivity technology and we expect to announce product offerings in the near future.

The following table sets forth-certain consolidated statement of operations data as a percentage of revenue for the periods indicated:

--------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED
                                                              OCTOBER 31,
                                                       1999            1998
--------------------------------------------------------------------------------


REVENUE                                                 100.0 %       100.0 %
--------------------------------------------------------------------------------
Cost of revenue                                           9.6          15.5
--------------------------------------------------------------------------------

GROSS PROFIT                                             90.4          84.5
--------------------------------------------------------------------------------

OPERATING EXPENSES:
    Research and development                             35.1          70.2
    Sales and marketing                                  36.7          42.0
    General and administrative                           12.4          18.2
    In-process research and development                  67.2            --
    Restructuring and other charges                        --          17.4
--------------------------------------------------------------------------------

            Total operating expenses                   (151.4)        147.8
--------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                 (61.0)        (63.3)
    Interest and other income, net                       19.7          31.5
--------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                       (41.3)        (31.8)
    Provision for income taxes                           (3.1)         (4.6)
--------------------------------------------------------------------------------

NET INCOME (LOSS)                                       (44.4)%       (36.4)%
--------------------------------------------------------------------------------

REVENUE. Our revenue is derived from two primary sources: software licenses and fees for service. License revenue is derived from the licensing of software products and royalty agreements with OEMs. Our revenue for the three months ended October 31, 1999 increased by 42% to $6,278,000 as compared to $4,412,000 for the same period in 1998. Revenue increases resulted from higher retail sales of Intellisync, additional sales of our Software Development Kits and sales of Satallite Forms.

Service revenue is derived from fees for services including customer funded engineering services and amortization of maintenance contract programs. Service revenue of $392,000 and $382,000 represented 6% and 9% of our revenue for the three months ended October 31, 1999 and 1998, respectively.

OEM revenue continues to represent a significant portion of our revenue. OEM revenue of $3,262,000 and $2,432,000 represented 52% and 55% of our revenue, in the three months ended October 31, 1999 and 1998 respectively. Revenue from Toshiba Corporation of $738,000 and $883,000 represented 12% and 20% of revenue for the three months ended October 31, 1999 and 1998, respectively. Although several OEMs are subject to certain contractual minimum purchase obligations, there can be no assurance that any particular OEM will satisfy the obligation. Accordingly, we recognize revenue from minimum guaranteed royalties when such royalties are earned and become payable. We believe that the percentage of revenue derived from OEMs may fluctuate in future periods depending in part upon the marketing channels used by us for future products currently under development, and the level of shipments by OEM customers of products with our software.

International revenue continues to represent a significant portion of our revenue. International revenue of $2,520,000 and $1,808,000 represented approximately 40% and 41% of our revenue in the first fiscal quarter of 2000 and 1999, respectively.

Actual events or the actual future results may differ materially from any forward-looking statements due to a number of risks and uncertainties including those set forth below under "Factors That May Affect Future Operating Results" and "Business Risks." Introduction of new products and enhancements of existing products can have a significant impact on our revenue. Any delays in the scheduled release of major new products and enhancements can have a material adverse impact on our business, operating results and financial condition. Any delays in introduction of new products or failure of new products to achieve anticipated levels of market acceptance will have an adverse impact on our business, operating results and financial condition. The foregoing statements regarding new product information are forward-looking statements.

COST OF REVENUE. Cost of revenue consists primarily of product media and duplication, manuals, packing supplies, shipping expenses and personnel related costs incurred under customer funded software engineering services. For the three months ended October 31, 1999 and 1998, cost of revenue was $605,000 and $685,000, respectively. This represented 10% and 16% of total revenue, for the three months ended October 31, 1999 and 1998, respectively.

Our cost of revenue is affected by the mix among our distribution channels as well as the mix among our revenue sources including royalties, packaged product, customer funded engineering contracts and sales and fulfillment via our Web site. Generally customer funded engineering carriers a lower gross profit margin.
RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, quality assurance personnel, fees to outside contractors and the cost of facilities and depreciation of capital equipment. Research and development expenses decreased 29% to $2,202,000 in the first fiscal quarter of 2000 from $3,099,000 in the comparable fiscal quarter of 1999. The decrease in research and development expenses was primarily due to the consolidation and restructing efforts in the first fiscal quarter of 1999. A portion of our research and development expenses are comprised of fees paid to outside contractors which are engaged by us on a project-by-project basis. In addition, we believe research and development expenses may fluctuate from quarter to quarter both in absolute dollars as well as a percentage of revenue, depending upon the status of various development projects.

Research and development expenses have been expensed as incurred. Statement of Financial Accounting Standards No. 86 requires capitalization of certain software development costs once technological feasibility is established. We define establishment of technological feasibility at the point which product reaches beta. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized, if material. To date, all of these software development costs have been insignificant and expensed as incurred.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, promotional expenses and other related expenses of sales and marketing personnel. Sales and marketing expenses increased 25% to $2,307,000 in the first fiscal quarter of 2000 from $1,850,000 for the comparable quarter in the prior year. The increase in sales and marketing expenses as compared to the first fiscal quarter of 1999 was primarily due to increased personnel-related spending in sales due to increased headcount and related spending. Additional sales and marketing personnel have been added, primarily to support sales to Corporations. We anticipate that sales and marketing expenses will continue to increase in absolute dollars throughout the remainder of fiscal 2000 as we expand our direct sales force in both the United States and Europe.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and other outside professional fees. General and administrative expenses decreased 3% to $777,000 in the first fiscal quarter of 2000 from $804,000 for the same period in the prior year. The decrease in spending is primarily attributable to decreased legal expenses and a decrease in reserve for bad debts.

IN-PROCESS RESEARCH AND DEVELOPMENT. In the first quarter of Fiscal 2000 we recorded a charge of $4,218,000 for in-process research and development associated with the asset purchase of ProxiNet. The ProxiNet acquisition has been accounted for as a purchase. The total purchase price of approximately $17,384,000 (including liabilities of $2,070,000), was assigned, based on independent appraisal, to the fair value of the assets acquired, including $676,000 to tangible assets acquired, $3,378,000 to identified intangible assets, $4,218,000 to in process research and development, and $9,112,000 to goodwill. The in-process research and development was expensed at the acquisition date.

The value assigned to acquired in-process research and development was determined by identifying research projects in areas for which technology feasibility had not been established as of the acquisition date. These include projects for ProxiWare and ProxiWeb technology. The value was determined by estimating the revenue contribution and the percentage of complete of each of these products. The projects were deemed to be 55% complete on the date of acquisition. The net cash flows were then discounted utilizing a weighted average cost of capital of 27.5%. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates described above. Revenues were projected to be generated in 2000 for the products in development at the acquisition date. If these projects are not successfully developed our future revenues and profitability may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

RESTRUCTURING. In the first quarter of fiscal 1999, we implemented a restructuring program for the purpose of consolidating the majority of our engineering and development work at existing facilities in Nashua, New Hampshire. As part of this program, we implemented a reduction in force of 40 positions that primarily affected the engineering group located at the San Jose, California facility. The severance charge was $210,000. This plan was completed at the end of February 1999. As of October 31, 1999, there was no unused balance.

Also as part of the restructuring, we announced plans for vacating a portion of the San Jose facility. We reduced the total cost of leased facilities by subleasing the excess office space. The restructure charge was $558,000. The unused balance as of October 31, 1999 was $252,000.

INTEREST AND OTHER INCOME, NET. Interest and other income, net, represents interest earned by us on our cash and short-term investments, offset by interest expense on capitalized leases and miscellaneous fees and charges. Additionally, a gain related to our investment in PlanetAll, which was acquired by Amazon.com, is also included in the first fiscal quarters of both 2000 and 1999. Interest and other income, net, decreased to $1,237,000 in the first fiscal quarter of 2000 from $1,392,000 for the same period in the prior year. The decrease in interest and other income, net, was primarily due to the recognition of a gain of $892,000 in first fiscal quarter of 2000 as compared with a gain of $1,103,000 in first fiscal quarter of 1999 attributable to the Amazon.com acquisition of PlanetAll.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased to $192,000 in the first fiscal quarter of 2000 from $204,000 for the same period in the prior year. The provision for income taxes primarily represents foreign withholding taxes on royalties earned from certain foreign customers. Our overall effective tax rate for fiscal 2000 is significantly dependent on the amount and mix of income derived from sources subject to foreign withholding taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used $634,000 of cash in the first three months of fiscal 2000 and used $454,000 in the first three months of fiscal 1999, respectively. Net cash used in the first three months of fiscal 2000 was primarily due to the net loss adjusted for non-cash depreciation and amortization, in-process research and development related asset acquisition and adjusted for changes in deferred revenue, accrued expenses, accounts receivable, prepaid expenses, inventory and accounts payable.

Cash used by investing activities was $2,285,000 in the first three months of fiscal 2000. This compares to $4,997,000 of cash generated in the first three months of fiscal 1999. Cash used in the first three months of fiscal 2000 was primarily due to purchases of short-term investments and to a lesser extent, purchases of property and equipment.

Cash used by financing activities was $589,000 in the first three months of fiscal 2000. This compares to $76,000 of cash generated in the first three months of fiscal 1999. Cash used in the first three months of fiscal 2000 was due to payments made to settle liabilities of ProxiNet adjusted for issuance of common stock under our stock option plan as well as our Employee Stock Purchase Plan.

At October 31, 1999 our principal source of liquidity represented by cash, cash equivalents and short-term investments totaled $24,871,000. We currently have no significant capital commitments or bank financing arrangements. We believe that our current cash, cash equivalents and short-term investment balances and cash generated from operations, if any, will be sufficient to meet our working capital and other cash requirements for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

We expect that our future operating results could fluctuate significantly as a result of numerous factors including, but not limited to, the demand for our products, our success in developing new products, the timing of new product introductions by us and our competitors, the timing of releases of new handheld devices by our customers, market acceptance of our new and enhanced products, the emergence of new industry standards, the timing of customer orders, the mix of products sold, competition, the mix of distribution channels employed, the evolving and unpredictable nature of the markets for our products and mobile computing devices generally, the rate of growth of the personal computer market in general and general economic conditions.

Our revenue is difficult to forecast in part because the market for data synchronization software is rapidly evolving. In addition, we typically operate with a relatively small order backlog. As a result, quarterly sales and operating results depend in part on the volume and timing of orders received within the quarter, which are difficult to forecast. In addition, a significant portion of our expense level is fixed in advance based in large part on our forecasts of future revenue. If revenue is below expectations in any given quarter, the adverse impact of the shortfall on our operating results may be magnified by our inability to adjust spending to compensate for the shortfall. Therefore, a shortfall in actual revenue as compared to estimated revenue would have an immediate adverse effect on our business, financial condition and operating results that could be material.

We historically have derived a substantial portion of our revenue from OEMs. Due to our ongoing efforts to expand into retail and reseller distribution channels, in addition to expanding sales to corporations, an increasing percentage of our sales will come from these areas. Sales into these channels are harder to predict and may have lower margins than other channels. We have generally recognized a substantial portion of our revenue in the last month of each quarter, when we typically receive royalty reports from our OEM customers. Any significant deferral of purchases of our products by our customers could have a material adverse effect on our business, operating results and financial condition in any particular quarter. To the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected.

Our gross margin on our service revenue is substantially lower than its gross margin on license revenue. Any increase in service revenue would have a corresponding increase in cost of revenue and may have an adverse effect on our gross margins. We may also reduce prices or increase spending in response to competition or to pursue new market opportunities. The operating results of many software companies reflect seasonal fluctuation. For example, sales in Europe and certain other countries typically are adversely affected in the summer months when business activity is reduced. Our revenues and operating results may be adversely affected by diminished demand for our products on a seasonal basis.

Because of these factors, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance. As a result of the foregoing and other factors, our operating results and stock price may be subject to significant volatility, particularly on a quarterly basis.

BUSINESS RISKS

RISKS ASSOCIATED WITH NEW PRODUCT DEVELOPMENT AND TIMELY INTRODUCTION OF NEW AND ENHANCED PRODUCTS. The market for our products is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. We first introduced our TranXit products in October 1994, Intellisync for handheld devices in the first quarter of fiscal 1997, Intellisync for Notebooks in the first quarter of fiscal 1998 and Intellisync Anywhere in the third quarter of fiscal 1999. Our future success will depend to a substantial degree upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards. Our acquisition of ProxiNet Inc. positions us to offer products that connect handheld devices to the Internet. We do not have any prior experience in developing these types of products. Our success will be dependent on our ability to complete these products and get them to the market in a timely manner. We budget amounts to expend for research and development based on planned product introductions and enhancements; however, actual expenditures may significantly differ from budgeted expenditures.

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

We have recently entered the Internet technology arena with the acquisition of ProxiNet and the intended purchase of NetMind. There are several risk factors associated with this new product direction for us: (1) We are a relative newcomer to the Internet product development space, and must overcome this inexperience and some entrenched competition to be successful. (2) Success in these Web-related endeavors is also dependent upon acceptance/growth of the wireless handheld market. Wireless connectivity is essential for making the kinds of Web connections from handheld devices that the ProxiNet and NetMind technologies will fuel. (3) We will need to address competition in this area, particularly from AvantGo and FusionOne. AvantGo is the most established competitor, with more than 300,000 subscribers to its offline Web browsing service for mobile users. FusionOne will compete with our recently announced Intellisync.com service. (4) Finally, the success of these Internet-related ventures will be linked to consumer awareness, making marketing a key factor in driving acceptance of these new offerings.

BUSINESS STRATEGY. Our current business strategy with respect to the market for synchronization software for handheld devices has been to identify multiple handheld solutions and software applications, and offer an array of solutions in our Intellisync product family. We have also transformed Intellisync into a defacto standard platform by opening it to third party developers through the sale of our SDK. In contrast, some of our direct competitors in this market focus their efforts on fewer devices and fewer applications. Our success is highly dependent upon the market acceptance of both the handheld devices and software applications supported by our Intellisync products. Lack of market acceptance of hardware or software products supported by our Intellisync product is largely outside of our control and may have an adverse effect on the results. And, because we are focusing on a variety of products, we may be slower to offer features that are specific to each individual handheld-to-PC solution. Our failure to identify in advance the devices and applications that may gain market dominance and to sufficiently focus on the most popular solutions may adversely affect our results of operations.

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




PRODUCT CONCENTRATION; RISKS ASSOCIATED WITH NEW AND EVOLVING MARKETS. The market for mobile device synchronization software, including wireless IR connectivity and advanced data synchronization software, is new and evolving. To date, we have derived a substantial portion of our revenue from the licensing of our TranXit IR connectivity software. We believe that the TranXit and Intellisync for Notebooks product families, although currently accounting for a substantial portion of our revenue, will decline in overall revenue contribution in the foreseeable future. The life cycle of TranXit and Intellisync for Notebooks is difficult to estimate because of, among other factors, the emerging nature of the USS software market and the possibility of future competition. As a result, our future operating results, particularly, in the near term, are dependent upon the continued market acceptance of TranXit and Intellisync for Notebooks. We anticipate that the overall revenue contribution of the TranXit and Intellisync for Notebooks business will decrease as a percentage of total revenue, since these products are at a mature stage in their product life cycles. There can be no assurance that TranXit will rebound from its decline or that we will be successful in developing, introducing or marketing new or enhanced products. A continued decline in the demand for TranXit, as a result of competition, technological change or other factors, and the failure to successfully develop, introduce or market new or enhanced products would have a material adverse effect on our business, financial condition and results of operations.

Our inability to continue to penetrate the existing market for USS products or the failure of current markets to grow or new markets to develop or be receptive to our products would have a material adverse effect on our business, operating results and financial condition. The emergence of markets for our USS products will also be affected by a variety of factors beyond our control. In particular, our products are designed to conform to certain standard IR and data communications specifications, many of which have not been adopted as industry standards. There can be no assurance that these specifications will be widely adopted or that competing specifications will not emerge which will be preferred by OEMs. The emergence of markets for our products is also critically dependent upon continued expansion of the market for mobile computing devices and the timely introduction and successful marketing and sale of notebook and desktop personal computers ("PCs"), personal electronic organizers, smart phones and smart pagers. In addition, there can be no assurance that IR technology itself will be adopted as the standard or preferred technology for USS or that manufacturers of personal computers will elect to bundle IR technology in their products. There can be no assurance that these or other factors beyond our control will not adversely affect the development of markets for our products.

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

DEPENDENCE ON STRATEGIC BUSINESS RELATIONSHIPS; RISKS ASSOCIATED WITH THIRD-PARTY SERVICES. We believe that our success is largely dependent on our strategic relationships with key participants in the PC and mobile computing device industries including 3COM, Acer, AT&T Wireless, Canon, Corex, Fujitsu, IBM, Intel, Lucent Technologies, NEC, Nokia, Novell, Oracle, Phone.com, QUALCOMM, Research in Motion, SalesLogix, Seiko Epson, Sharp, Symbol Technologies, Texas Instruments and Toshiba, and many others. These relationships generally enable us to receive prototypes from hardware manufacturers and software vendors prior to their market introduction. We thereby are in a stronger position to launch complementary product offerings shortly after the commercial release of these companies' new hardware and software products. The loss of any of these strategic relationships or any other significant partner could materially adversely affect our product development efforts, business, operating results and financial condition and our ability to realize strategic objective to be the technological leader in the industry. In addition, we rely significantly on third-party services. In particular, third party services translate our products into over ten different native languages. We have generally been able to obtain translated, functional versions of our products in a timely manner. However, any significant delays by such third parties could delay new or existing shipments of products and have a material adverse effect on our business, operating results and financial condition.

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

PROPRIETARY RIGHTS, RISKS OF INFRINGEMENT AND SOURCE CODE RELEASE. We rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. We also believe that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and name recognition are essential to establishing and maintaining a technology leadership position. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We currently have six issued United States patents that expire in 2012, 2014, 2015, 2016 and has nine patent applications pending. In addition, we have corresponding international patent applications pending under the Patent Cooperation Treaty in countries to be designated at a later date. There can be no assurance that our patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantage to us or that any of our pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by us, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to our technology or design around the patents owned by us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. We distribute our software products in the United States, Japan, Taiwan and member countries of the European Union. The laws and practices of some foreign countries in which we do business, in particular Taiwan, do not ensure that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. There can be no assurance that we will not distribute our software products in the future to countries where the enforcement of proprietary rights may be equally or more uncertain. We have also entered into source code escrow agreements with a limited number of our customers requiring release of source code in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against us, if we cease to do business or if we fail to meet our support obligations. We also provide our source code to foreign language translation service providers and consultants, in limited circumstances. The provision of source code may increase the likelihood of misappropriation by third parties.


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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. International revenue accounted for a significant portion of our revenue in both the first quarter of fiscal 2000 and the first quarter of fiscal 1999 respectively. We expect that international revenue will continue to account for a significant portion of our future revenue. Revenue from our international operations is subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable and potentially adverse tax consequences. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the summer months of each year when many customers and users reduce their business activities. These seasonal factors may have a material adverse effect on our business, operating results and financial condition. Although our revenue is currently denominated in U.S. dollars, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Furthermore, future international activity may result in foreign currency denominated sales, particularly if international revenue from distributors increases. Consequently, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in our operating results. Royalty income from customers in certain countries, such as Japan and Taiwan, is subject to withholding income taxes. The amount and mix of our income derived from such customers will impact our provision for income taxes. Differences in the amount and mix of our income actually derived from customers subject to foreign withholding taxes as compared to the amounts forecasted by us may adversely impact our income tax rate.

UNCERTAINTIES ASSOCIATED WITH ACQUISITIONS. We have been involved in acquisitions. These acquisitions have been motivated by many factors including the desire to obtain new technologies, the desire to expand and enhance our product lines and the desire to attract key personnel.

On December 8, 1999 we signed a definitive agreement to acquire NetMind Technologies, Inc., a provider of Internet infrastructure software for personalization. Under the terms of the agreement, we will exchange 5,000,000 shares of our common stock for all of NetMind's outstanding capital stock, warrants and options. The merger is expected to qualify as a tax-free reorganization and we expect to account for the transaction as a pooling of interest. Closing of the merger is subject to certain closing conditions and approval by the shareholders of both our company as well as NetMind's. Certain affiliates of NetMind have agreed to vote their shares in favor of the merger. The transaction is expected to close in our third fiscal quarter ending April 30, 2000.

On October 28, 1999 we completed the acquisition of ProxiNet Inc., headquartered in Emeryville, California, for 2,600,000 shares of our Common Stock in exchange for all issued and outstanding preferred and common shares of ProxiNet Inc., and assumption of all outstanding ProxiNet stock options. As a result of the acquisition, we incured $4,218,000 in one-time charge for in-process research and development for ProxiNet's products which have not yet reached technological feasibility.

In July 1998, we acquired SoftMagic Corp. As a result of the acquisition, three new employees and three new consultants joined us. SoftMagic had incurred a cumulative loss through its acquisition by Puma on July 30, 1998 of approximately $135,000 on cumulative revenue of $331,000.

In July 1997, we acquired substantially all of the assets of Real World Solutions, Inc., ("a developer of client/server solutions. As a result of the acquisition, four new employees joined us. Real World Solutions, Inc. had incurred a cumulative loss through its acquisition by us on July 17, 1997 of approximately $1.3 million on cumulative revenue of $0.5 million.

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

We expect to identify and resolve all Year 2000 Problems that would materially adversely affect our business operations. However, we believe that it is not possible to determine with complete certainty that all Year 2000 Problems affecting us have been identified or corrected. The number of systems that could be affected and the interactions among these systems are simply too numerous. In addition, one cannot accurately predict how many Year 2000 Problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, we expect that we would likely suffer the following consequences:

- a significant number of operational inconveniences and inefficiencies for us and our clients that may divert our time and attention and financial and human resources from ordinary business activities; and

- a greater number of serious system failures that may require significant efforts by us or our clients to prevent or alleviate material business disruptions.

We have not developed any Year 2000 contingency plans. We do not believe that the Year 2000 Problem will have a material adverse effect on our business or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

             We believe that the market risk associated with our market risk sensitive instruments as of October 31, 1999 is not material and therefore, disclosure is not required.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

          Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

            Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not Applicable

ITEM 5. OTHER INFORMATION

         On December 8, 1999, we signed a definitive agreement to acquire NetMind Technologies, Inc. For more information regarding this acquisition, please see the Company's report on Form 8-K filed on December 10, 1999.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   EXHIBIT NUMBER                           EXHIBIT TITLE
       2.1     3   Agreement and Plan of Merger and Reorgonization by and
                   among Puma Technology, Inc. and Rocket Kitty Acquisition
                   Corp. and NetMind Technologies, Inc. dated December 8,
                   1999.

       3.2     1   Certificate of Incorporation of Puma Technology, Inc., a
                   Delaware corporation.

       3.4     1   Bylaws of Puma Technology, Inc., a Delaware corporation.

      10.1   * 2   Amended and Restated 1993 Stock Option Plan and forms of
                   stock option agreements used thereunder.

      10.2   * 2   Puma Technology, Inc. 1996 Employee Stock Purchase Plan and
                   form of notice of exercise used thereunder.

      10.3   * 2   Puma Technology, Inc. 1998 Employee Stock Purchase Plan and
                   form of notice of exercised used thereunder.

      10.4     1   Lease Agreement dated October 18, 1995, between the Company and Photonics Corporation.

      10.5     1   Form of Indemnity Agreement for directors and officers.

      10.6   + 1   Software License Agreement dated as of May 30, 1995,
                   between the Company and Toshiba Corporation.

      10.7   + 1   Software License Agreement dated as of September 14, 1995, between the Company and NEC Technologies, Inc. and
                   Amendment No. 1 thereto dated October 25, 1995 and
                   Amendment No. 2 thereto dated January 10, 1996.

      10.8   + 1   Software License Agreement dated as of May 23, 1995,
                   between the Company and NEC Corporation and Amendment No. 1 thereto dated February 19, 1996.

      10.9   + 1   Software License Agreement dated as of May 20, 1996 between the Company and NEC Corporation.

      27.1     2   Financial Data Schedule (filed in EDGAR format only).

     +    Confidential treatment has been granted for portions of this exhibit.

     *    Management contract or compensatory plan or arrangement.

1. Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-11445).

2. Incorporated by reference to the Company's Annual Report on Form 10-K filed on October 29, 1999.

3. Incorporated by reference to the Company's Report on Form 8-K filed on December 10, 1999.

(b)       Reports on Form 8-K

         Form 8-K was filed on October 29, 1999 in conjunction with the acquisition of ProxiNet Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              Puma Technology, Inc.




Date:  December 15, 1999      By:  /s/ Kelly Hicks
                                 ------------------------------

                                   Mr. Kelly Hicks
                                   Vice President of Operations
                                   and Chief Financial Officer

                                INDEX TO EXHIBITS



   EXHIBIT NUMBER                         EXHIBIT TITLE
           2.1    3  Agreement and Plan of Merger and Reorgonization by and
                     among Puma Technology, Inc. and Rocket Kitty Acquisition
                     Corp. and NetMind Technologies, Inc. dated December 8,
                     1999.

           3.2    1  Certificate of Incorporation of Puma Technology, Inc., a
                     Delaware corporation.

           3.4    1  Bylaws of Puma Technology, Inc., a Delaware corporation.

          10.1  * 2  Amended and Restated 1993 Stock Option Plan and forms of stock option agreements used thereunder.

          10.2  * 2  Puma Technology, Inc. 1996 Employee Stock Purchase Plan and
                     form of notice of exercise used thereunder.

          10.3  * 2  Puma Technology, Inc. 1998 Employee Stock Purchase Plan and
                     form of notice of exercised used thereunder.

          10.4    1  Lease Agreement dated October 18, 1995, between the Company and Photonics Corporation.

          10.5    1  Form of Indemnity Agreement for directors and officers.

          10.6 +  1  Software License Agreement dated as of May 30, 1995, between the Company and Toshiba Corporation.

          10.7 +  1  Software License Agreement dated as of September 14, 1995, between the Company and NEC Technologies, Inc. and Amendment No. 1 thereto dated October 25, 1995 and
                     Amendment No. 2 thereto dated January 10, 1996.

          10.8 +  1  Software License Agreement dated as of May 23, 1995, between the Company and NEC Corporation and Amendment No. 1 thereto dated February 19, 1996.

          10.9 +  1  Software License Agreement dated as of May 20, 1996 between the Company and NEC Corporation.

          27.1    2  Financial Data Schedule (filed in EDGAR format only).


     +    Confidential treatment has been granted for portions of this exhibit.

     *    Management contract or compensatory plan or arrangement.

1. Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-11445).
2. Incorporated by reference to the Company's Annual Report on Form 10-K filed on October 29, 1999.
3. Incorporated by reference to the Company's Report on Form 8-K filed on December 10, 1999.

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