Form 10-Q
period 2000-01-31
PUMA TECHNOLOGY INC
filed 2000-03-16
CIK 1020716

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

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

                       2550 NORTH FIRST STREET, SUITE 500
                           SAN JOSE, CALIFORNIA 95131
              (Address and Zip Code of principal executive office)
                                  408-321-7650
               (Registrant's Telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/   No  / /

  The number of shares outstanding of the registrant's common stock, par value
              $0.001 per share, as of March 7, 2000 was 20,217,963

===============================================================================
                        THIS REPORT CONSISTS OF 35 PAGES.

                              PUMA TECHNOLOGY, INC.

                                    FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

                                TABLE OF CONTENTS

                    PART I.  FINANCIAL INFORMATION                                  PAGE
Item 1.      Condensed Consolidated Financial Statements                             3

-            Condensed Consolidated Balance Sheet                                    3
             January 31, 2000 and July 31, 1999

-            Condensed Consolidated Statement of Operations                          4
             Three and Six Months Ended January 31, 2000 and 1999

-            Condensed Consolidated Statement of Cash Flows                          5
             Six Months Ended January 31, 2000 and 1999

-            Notes to Condensed Consolidated Financial Statements                    6

Item 2.      Management's Discussion and Analysis of Financial Condition            10
             and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures About Market Risk             31

                      PART II. OTHER INFORMATION

Item 1.      Legal Proceedings                                                      31

Item 2.      Changes in Securities and Use of Proceeds                              31

Item 3.      Defaults upon Senior Securities                                        31

Item 4.      Submission of Matters to a Vote of Security Holders                    32

Item 5.      Other Information                                                      33

Signature                                                                           34

Summary of Trademarks                                                               35

                              PUMA TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                                                  JANUARY 31,              JULY 31,
                                                                                     2000                    1999
--------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                           $14,051               $13,461
  Short-term investments                                                                9,359                11,877
  Accounts receivable, net                                                              4,358                 3,027
  Inventories                                                                             300                   258
  Other current assets                                                                  1,866                   450
--------------------------------------------------------------------------------------------------------------------

           Total current assets                                                        29,934                29,073
Property and equipment, net                                                             2,786                 2,580
Other assets                                                                           13,427                 1,590
--------------------------------------------------------------------------------------------------------------------

                TOTAL ASSETS                                                          $46,147               $33,243
====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                       $996                  $723
  Accrued liabilities                                                                   2,271                 2,220
  Deferred revenue                                                                      4,505                 3,737
--------------------------------------------------------------------------------------------------------------------

           Total current liabilities                                                    7,772                 6,680
--------------------------------------------------------------------------------------------------------------------

           Total liabilities                                                            7,772                 6,680
--------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, $0.001 par value; 15,616 and 13,335 shares issued and
  outstanding at January 31, 2000 and July 31, 1999, respectively                          15                    13
  Additional paid-in capital                                                           50,671                35,342
  Receivable from stockholders                                                           (429)                 (428)
  Deferred stock compensation                                                             (11)                  (25)
  Other comprehensive income (loss)                                                       437                   877
  Accumulated deficit                                                                 (12,308)               (9,216)
--------------------------------------------------------------------------------------------------------------------

           Total stockholders' equity                                                  38,375                26,563
--------------------------------------------------------------------------------------------------------------------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $46,147               $33,243

--------------------------------------------------------------------------------------------------------------------

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              PUMA TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------
                                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                              JANUARY 31,                    JANUARY 31,
                                                                         2000            1999           2000             1999
==============================================================================================================================
REVENUE                                                                $7,030          $4,742        $13,308           $9,154
------------------------------------------------------------------------------------------------------------------------------

COST AND OPERATING EXPENSES:
    Cost of revenue                                                       881             526          1,486            1,211
    Research and development                                            3,136           3,155          5,273            6,174
    Sales and marketing                                                 2,457           2,017          4,764            3,867
    General and administrative                                            832             889          1,600            1,662
    In-process research and development                                     -               -          4,218                -
    Amortization of intangibles                                           835             126            909              237
    Restructure                                                             -               -              -              768
------------------------------------------------------------------------------------------------------------------------------

            Total cost and operating expenses                           8,141           6,713         18,250           13,919

------------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME/(LOSS)                                                (1,111)         (1,971)        (4,942)          (4,765)
    Interest and other income, net                                        971             312          2,208            1,704
------------------------------------------------------------------------------------------------------------------------------

INCOME/(LOSS) BEFORE INCOME TAXES                                        (140)         (1,659)        (2,734)          (3,061)
    Provision for income taxes                                           (166)           (204)          (358)            (408)
------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                              $(306)        $(1,863)       $(3,092)         $(3,469)
==============================================================================================================================

NET INCOME/(LOSS) PER SHARE:

    Basic                                                              $(0.02)         $(0.15)        $(0.21)          $(0.27)

    DILUTED                                                            $(0.02)         $(0.15)        $(0.21)          $(0.27)

SHARES USED IN PER SHARE CALCULATION:

    Basic                                                              15,545          12,684         14,496           12,621

    DILUTED                                                            15,545          12,684         14,496           12,621

==============================================================================================================================

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              PUMA TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

----------------------------------------------------------------------------------------------------
                                                                          SIX MONTHS ENDED
                                                                             JANUARY 31,
                                                                                2000           1999
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(Loss)                                                            $(3,092)       $(3,469)
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    In-process research and development                                        4,218              -
    Depreciation and amortization                                              1,482            974
    Customer deposits and other                                                  768          2,674
    Realized gain on sale of investment                                       (1,548)             -
    Changes in operating assets and liabilities                               (3,900)        (1,792)

----------------------------------------------------------------------------------------------------
        Net cash used in operating activities                                 (2,072)        (1,613)
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                           (779)           (272)
  Maturities (purchases) of short-term investments                             3,662           9,487

----------------------------------------------------------------------------------------------------
        Net cash provided by investing activities                              2,883           9,215
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under capital lease obligations                               -             (70)
  Net proceeds upon exercise of stock options                                    368              49
  Note repayments (advances) by stockholders, net                                 (1)              -
  Net proceeds from newly issued common stock                                    176             121
  Payments to settle acquired liabilities                                       (764)              -

----------------------------------------------------------------------------------------------------
        Net cash (used in) provided by financing activities                     (221)            100
----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                             590           7,702
Cash and cash equivalents at the beginning of the period                      13,461           7,418

----------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                           $14,051         $15,120
----------------------------------------------------------------------------------------------------

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

                              PUMA TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

-------------------------------------------------------------------------------

NOTE 1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements for the three and six months ended January 31, 2000 and 1999 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999. The results of operations for the interim period ended January 31, 2000 are not necessarily indicative of results to be expected for the full year.

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters beginning with the quarter ending June 30, 1999. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the effective date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date until the first fiscal quarter commencing after June 15, 2000. The Company will adopt SFAS 133 in its quarter ending October 31, 2000 and does not expect such adoption to have an impact on the Company's results of operations, financial position or cash flows.

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

Basic and diluted earnings per share were calculated as follows during the three and six months ended January 31, 2000 and 1999 respectively:

                      (in thousands, except per share data)
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------
                                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                         JANUARY 31,                         JANUARY 31,
                                                                     2000              1999             2000             1999
------------------------------------------------------------------------------------------------------------------------------
BASIC:

    Weighted average common shares                                 15,545            12,684           14,496           12,621
                                                             =============    ==============   ==============    =============

    Net income (loss)                                               $(306)          $(1,863)         $(3,092)         $(3,469)
                                                             =============    ==============   ==============    =============

    Net income (loss) per share                                    $(0.02)           $(0.15)          $(0.21)          $(0.27)
                                                             =============    ==============   ==============    =============


DILUTED:

    Weighted common shares                                         15,545            12,684           14,496           12,621

    Common equivalent shares from stock
     options and warrants                                               -                 -                -                -

                                                             --------------    -------------   --------------    -------------
    Shares used in per share calculation                           15,545            12,684           14,496           12,621
                                                             =============    ==============   ==============    =============

    Net income (loss)                                               $(306)          $(1,863)         $(3,092)         $(3,469)
                                                             =============    ==============   ==============    =============

    Net income (loss) per share                                    $(0.02)           $(0.15)          $(0.21)          $(0.27)
                                                             =============    ==============   ==============    =============

Diluted loss per share calculation excludes the effect of 2,453,100 and 972,000 options outstanding as of January 31, 2000 and January 31, 1999 respectively because of their anti-dilutive impact.

NOTE 4. RESTRUCTURING

In the first quarter of fiscal 1999, we implemented a restructuring program for the purpose of consolidating the majority of our engineering and development work at existing facilities in Nashua, New Hampshire. As part of this program, we implemented a reduction in force of 40 positions that primarily affected the engineering group located at the San Jose facility. The severance costs associated were $210,000. As of July 31, 1999, there was no unused balance.

Additional restructuring charges were also incurred for vacating of a part of the San Jose facility, as well as a recently leased facility in Nashua. The restructure charge was $558,000.

The following table depicts the restructuring activity through January 31, 2000:

(in Thousands)

Restructuring Charges                           Severance         Accrued lease costs for          Total
                                                and Benefits      excess facilities
------------------------------------------------------------------------------------------------------------------
Accrued balance at July 31, 1999                      $ -         $331                             $331
Cash payments                                           -           90                               90
                                                ------------------------------------------------------------------

Accrued balance at January 31, 2000                   $ -         $241                             $241
                                                      ===         ====                             ====


NOTE 5. COMPREHENSIVE INCOME/(LOSS)

Our total comprehensive earnings (loss) were as follows:

                                                SIX MONTHS ENDED
                                                  JANUARY 31,

(In thousand of dollars)                         2000        1999
                                                 ----        ----

Net income (loss)                              $(3,092)     $(3,469)

Unrealized gains                                  (404)       2,674


Foreign Exchange Translation Loss                  (36)           -
                                                -------     --------

Total comprehensive earnings (loss)             $(3,532)    $  (795)
                                                =======     ========

The balance of unrealized gains at January 31, 2000 and 1999 consisted entirely of unrealized gains for our holdings of Amazon.com common stock.

NOTE 6. ACQUISITION

On October 28, 1999, we completed the acquisition of ProxiNet, Inc. ("ProxiNet"), a software development company focusing on software that will enable users with handheld devices and wireline or wireless modems to access the Internet quickly, conveniently and securely. The consolidated financial statements include the results of operations of ProxiNet since the date of acquisition. Under the terms of the agreement, we issued 2,599,936 shares of Common Stock in exchange for all outstanding shares of ProxiNet and options to purchase shares of ProxiNet.

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

The following unaudited pro forma consolidated financial information reflects the results of operations for the six months ended January 31, 2000, as if the acquisition had occurred on August 1, 1999 and after giving effect to purchase accounting adjustments but excluding the impact of write-offs of acquired in-process technology. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on August 1, 1999 and may not be indicative of future operating results (in thousands, except per share data).

                                            Six months ended January 31, 2000
Pro forma revenue                                    $13,308
Pro forma net loss                                   $  (829)
Pro forma basic and diluted loss per share           $ (0.06)

NOTE 7. SUBSEQUENT EVENT

On February 24, 2000, we closed on the acquisition of NetMind Technologies, Inc., ("NetMind") a leading provider of Internet infrastructure software for personalization. Under the terms of the agreement, we reserved approximately 5,000,000 shares of our common stock for issuance upon exercise of options and warrants for all of NetMind's outstanding capital stock, warrants and options. The merger qualifies as a tax-free reorganization, and we will account for the transaction as a pooling of interest.

On February 23, 2000, we announced a two-for-one stock split in the form of a stock dividend. The record date for the stock split is March 8, 2000, and the payment date is March 22, 2000. The share numbers set forth in this Form 10-Q do not reflect the announced stock split.

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

RESULTS OF OPERATIONS

OVERVIEW

Puma develops, markets and supports mobile device management and synchronization software, enabling consumers, mobile professionals and information technology officers to harness the full capabilities of handheld computers, smart phones, and other wireless personal communication platforms. The Company currently has six primary families of products: its Intellisync-Registered Trademark- family of products, which performs advanced data synchronization from handheld devices to personal computers; its Intellisync Anywhere-TM- server product, which performs advanced data synchronization from handheld devices to corporate groupware messaging servers; its Intellisync Software Development Kit ("SDK"), which enables customers to develop translators for both applications and devices, which can then be incorporated into the Company's product offerings; its Satellite Forms-TM- product, which is a visual rapid application development tool for devices based on the Palm Computing-Registered Trademark- platform; its TranXit-Registered Trademark- family of products, which supports infrared connectivity; and its Intellisync for Notebooks family of products, which combines infrared connectivity with advanced data synchronization.

Intellisync software is used for advanced synchronization of calendar, e-mail, contact and task data between PCs and popular handheld computers, smart phones and smart pagers. Intellisync software is currently distributed directly to end users; through the Company's retail distribution channel, Web store, and fulfillment houses; and is bundled with products offered by certain handheld device manufacturers. Intellisync Anywhere and Satellite Forms software are currently distributed directly to the end user and through the Company's corporate marketing/fulfillment partner, Rainmaker Systems, Inc. TranXit and Intellisync for Notebooks software is bundled with products offered by certain handheld device manufacturers.

We also license and distribute SDK's. SDK's are primarily licensed directly to both hardware and software manufacturers for the purpose of gaining compatibility with our synchronization engine and the other devices and applications the engine supports.

In October 1999, we acquired ProxiNet Inc., a startup company involved in the development of software, enabling users of handheld devices to connect to the Internet. We are in the process of combining our synchronization technology with ProxiNet's web connectivity technology, and we expect to announce product offerings in the near future.

On February 24, 2000, we closed on the acquisition of NetMind Technologies, Inc., ("NetMind") a leading provider of Internet infrastructure software for personalization. Under the terms of the agreement, we reserved approximately 5,000,000 shares of our common stock for issuance upon exercise of options and warrants for all of NetMind's outstanding capital stock, warrants and options. The merger qualifies as a tax-free reorganization, and we will account for the transaction as a pooling of interest.

On February 23, 2000, we announced a two-for-one stock split in the form of a stock dividend. The record date for the stock split is March 8, 2000, and the payment date is March 22, 2000. The share numbers set forth in this Form 10-Q do not reflect the effect of the announced stock split.

The following table sets forth-certain consolidated statement of operations data as a percentage of revenue for the periods indicated:

----------------------------------------------------------------------------------------------------------------------
                                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     JANUARY 31,                    JANUARY 31,
                                                                 2000          1999              2000          1999
----------------------------------------------------------------------------------------------------------------------
REVENUE                                                           100.0%        100.0%            100.0%        100.0%
----------------------------------------------------------------------------------------------------------------------

COST AND OPERATING EXPENSES:
    Cost of revenue                                                12.5          11.1              11.2          13.2
    Research and development                                       44.6          66.5              39.6          67.5
    Sales and marketing                                            35.0          42.5              35.8          42.2
    General and administrative                                     11.8          18.8              12.0          18.2
    In-process research and development                               -             -              31.7             -
    Amortization of intangibles                                    11.9           2.7               6.8           2.6
    Restructuring and other charges                                   -             -                 -           8.4
----------------------------------------------------------------------------------------------------------------------

            Total cost and operating expenses                     115.8         141.6             137.1         152.1
----------------------------------------------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                           (15.8)        (41.6)            (37.1)        (52.1)
    Interest and other income, net                                 13.8           6.6              16.6          18.6
----------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                                  (2.0)        (35.0)            (20.5)        (33.5)
    Provision for income taxes                                     (2.4)         (4.3)             (2.7)         (4.5)
----------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                  (4.4)%       (39.3)%           (23.2)%       (38.0)%
---------------------------------------------------------------------------------------------------------------------------------

REVENUE. Our revenue is derived from two primary sources: software licenses and fees for service. License revenue is derived from the licensing of software products and royalty agreements with OEMs. Our revenue for the three months ended January 31, 2000 increased by 48% to $7,030,000 as compared to $4,742,000 for the same period in 1999. For the six months ended January 31, 2000 revenues increased by 45% to $13,308,000 as compared with $9,154,000 for the same period in 1999. Revenue increases resulted from higher retail sales of Intellisync, additional sales of our Software Development Kits and sales of Satellite Forms.

Service revenue is derived from fees for services including customer funded engineering services and amortization of maintenance contract programs. Service revenue of $579,000 and $971,000 represented 8% and 7% of our revenue for the three and six months ended January 31, 2000, respectively. Service revenue of $214,000 and $596,000 represented 5% and 7% of our revenue for three and six months ended January 31, 1999, respectively.

OEM revenue continues to represent a significant portion of our revenue. OEM revenue of $2,770,000 and $2,531,000 represented 39% and 53% of our revenue, in the three months ended January 31, 2000 and 1999, respectively. OEM revenue of $6,032,000 and $4,963,000 represented 45% and 54% of our revenue, in the six months ended January 31, 2000 and 1999, respectively. Revenue from Toshiba Corporation of $515,000 and $692,000 represented 7% and 15% of revenue for the three months ended January 31, 2000 and 1999, respectively. Although several OEMs are subject to certain contractual minimum purchase obligations, there can be no assurance that any particular OEM will satisfy the obligation. Accordingly, we recognize revenue from minimum guaranteed royalties when such royalties are earned and become payable. We believe that the percentage of revenue derived from OEMs may fluctuate in future periods depending in part upon the marketing channels used by us for future products currently under development, and the level of shipments by OEM customers of products with our software.

International revenue continues to represent a significant portion of our revenue. International revenue of $1,935,000 and $1,861,000 represented approximately 28% and 39% of our revenue for the three months ended January 31, 2000 and 1999, respectively. International revenue of $4,455,000 and $3,670,000 represented approximately 33% and 40% of our revenue for the six months ended January 31, 2000 and 1999, respectively.

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

COST OF REVENUE. Cost of revenue consists primarily of product media and duplication, manuals, packing supplies, shipping expenses and personnel related costs incurred under customer funded software engineering services. For the three months ended January 31, 2000 and 1999, cost of revenue was $881,000 and $526,000, respectively. This represented 13% and 11% of total revenue, for both fiscal periods respectively. For the six months ended January 31, 2000 and 1999, cost of revenue was $1,486,000 and $1,211,000, respectively, and represented 11% and 13% of total revenue.

Our cost of revenue is affected by the mix among our distribution channels as well as the mix among our revenue sources including royalties, packaged product, customer funded engineering contracts and sales and fulfillment via our Web site.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, quality assurance personnel, fees to outside contractors and the cost of facilities and depreciation of capital equipment. Research and development expenses decreased 0.6% to $3,136,000 in the second fiscal quarter of 2000 from $3,155,000 in the comparable fiscal quarter of 1999. For the six months ended January 31, 2000 research and development expenses decreased 15% to $5,273,000 from $6,174,000 for the same six-month period in fiscal 1999. The decrease in research and development expenses was primarily due to the consolidation and restructuring efforts in the first six months of 1999. As a result of this restructuring, we lowered our research and development expenses. We expect our expenses to increase, in the future, as a result of development of technologies and products from recent acquisitions. In addition, we believe research and development expenses may fluctuate from quarter to quarter both in absolute dollars as well as a percentage of revenue, depending upon the status of various development projects.

Research and development expenses have been expensed as incurred. Statement of Financial Accounting Standards No. 86 requires capitalization of certain software development costs once technological feasibility is established. We define establishment of technological feasibility at the point at which a product reaches beta. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized, if material. To date, all of these software development costs have been insignificant and expensed as incurred.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, promotional expenses and other related expenses of sales and marketing personnel. Sales and marketing expenses increased 22% to $2,457,000 in the second fiscal quarter of 2000 from $2,017,000 for the comparable quarter in the prior year. For the six months ended January 31, 2000 sales and marketing expenses increased 23% to $4,764,000 from $3,867,000 for the same six-month period in fiscal 1999. The increase in sales and marketing expenses as compared to the second fiscal quarter of 1999 was primarily due to increased personnel-related spending in sales as we continue to add sales people. Most of the additional people will be selling our products directly to corporations. We anticipate that sales and marketing expenses will continue to increase in absolute dollars throughout the remainder of the fiscal year.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and other outside professional fees. General and administrative expenses decreased 6% to $832,000 in the second fiscal quarter of 2000 from $889,000 for the same period in the prior year. For the six-months ended January 31, 2000 general and administrative decreased 4% to $1,600,000 from $1,662,000. The decrease in spending is primarily attributable to decreased legal expenses and a decrease in reserve for bad debts.

IN-PROCESS RESEARCH AND DEVELOPMENT. In the first quarter of fiscal 2000 we recorded a charge of $4,218,000 for in-process research and development associated with the acquisition of ProxiNet. The ProxiNet acquisition has been accounted for as a purchase. The total purchase price of approximately $17,384,000 (including liabilities of $2,070,000), was assigned, based on independent appraisal, to the fair value of the assets acquired, including $676,000 to tangible assets acquired, $3,378,000 to identified intangible assets, $4,218,000 to in process research and development, and $9,112,000 to goodwill. The in-process research and development was expensed at the acquisition date.

The value assigned to acquired in-process research and development was determined by identifying research projects in areas for which technology feasibility had not been established as of the acquisition date. These include projects for ProxiWare and ProxiWeb technology. The value was determined by estimating the revenue contribution and the percentage of complete of each of these products. The projects were deemed to be 55% complete on the date of acquisition. The net cash flows were then discounted utilizing a weighted average cost of capital of 27.5%. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates described above. Revenues were projected to be generated in fiscal 2000 for the products in development at the acquisition date. If these projects are not successfully developed our future revenues and profitability may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles consists of amortization of acquired intangibles. Amortization of intangible expense increased 563% to $835,000 in the second fiscal quarter of 2000 from $126,000 for the same period in the prior year. For the six-months ended January 31, 2000 amortization of intangibles increased 284% to $909,000 from $237,000. The increase resulted from our acquisition of ProxiNet and its intangibles.

RESTRUCTURING. In the first quarter of fiscal 1999, we implemented a restructuring program for the purpose of consolidating the majority of our engineering and development work at existing facilities in Nashua, New Hampshire. As part of this program, we implemented a reduction in force of 40 positions that primarily affected the engineering group located at the San Jose, California facility. The severance charge was $210,000. This plan was completed at the end of February 1999. As of January 31, 2000, there was no unused balance.

Also as part of the restructuring, we announced plans for vacating a portion of the San Jose facility. We reduced the total cost of leased facilities by subleasing the excess office space. The restructure charge was $558,000. The unused balance as of January 31, 2000 was $241,000.

INTEREST AND OTHER INCOME, NET. Interest and other income, net, represents interest earned by us on our cash and short-term investments, offset by interest expense on capitalized leases and miscellaneous fees and charges. Additionally, a gain related to our investment in PlanetAll, which was acquired by Amazon.com, is also included. Interest and other income, net, increased to $971,000 in the second fiscal quarter of 2000 from $312,000 for the same period in the prior year. For the six-months ended January 31, 2000 interest and other income, net increased to $2,208,000 from $1,704,000 for the same period in the prior year. The increase in interest and other income, net, was primarily due to the recognition of a gain of $1,548,000 in the six months ended January 31,2000 as compared with $1,103,000 of gain recognized in the six months ended January 31, 1999. These gains were attributable to the Amazon.com acquisition of PlanetAll.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased to $166,000 in the second fiscal quarter of 2000 from $204,000 for the same period in the prior year. For the six-months ended January 31, 2000 provision for income taxes decreased to $358,000 from $408,000 for same period in the prior year. The provision for income taxes primarily represents foreign withholding taxes on royalties earned from certain foreign customers. Our overall effective tax rate for fiscal 2000 is significantly dependent on the amount and mix of income derived from sources subject to foreign withholding taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used $2,072,000 of cash in the first six months of fiscal 2000 and used $1,613,000 in the first six months of fiscal 1999, respectively. Net cash used in the first six months of fiscal 2000 was primarily due to the net loss adjusted for non-cash depreciation and amortization, in-process research and development related asset acquisition and adjusted for changes in deferred revenue, accrued expenses, accounts receivable, prepaid expenses, inventory and accounts payable.

Cash provided by investing activities was $2,883,000 in the first six months of fiscal 2000. This compares to $9,215,000 of cash generated in the first six months of fiscal 1999. Cash generated in the first six months of fiscal 2000 was primarily due to maturities of short-term investments and adjusted for purchases of short-term investments and to a lesser extent, purchases of property and equipment.

Cash used by financing activities was $221,000 in the first six months of fiscal 2000. This compares to $100,000 of cash generated in the first six months of fiscal 1999. Cash used in the first six months of fiscal 2000 was due to payments made to settle liabilities of ProxiNet adjusted for issuance of common stock under our stock option plan as well as our Employee Stock Purchase Plan.

At January 31, 2000, our principal source of liquidity represented by cash, cash equivalents and short-term investments totaled $23,410,000. We currently have no significant capital commitments or bank financing arrangements. We believe that our current cash, cash equivalents and short-term investment balances and cash generated from operations, if any, will be sufficient to meet our working capital and other cash requirements for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         BECAUSE PUMA HAS NO INTERNET OPERATING HISTORY, IT IS DIFFICULT TO EVALUATE THE BUSINESS OF THE COMBINED COMPANY, AND THE COMBINED COMPANY MAY FACE VARIOUS RISKS, EXPENSES AND DIFFICULTIES ASSOCIATED WITH EARLY STAGE COMPANIES.

         Historically, Puma has licensed its products and technology primarily to PC OEMs, corporations and to end users through its channels of distribution. In Puma's second quarter of fiscal 2000, Puma launched its Internet initiative. The launching of this initiative requires Puma to add additional resources and to develop and market Puma's Intellisync.com portal and the products and technologies recently acquired in the ProxiNet merger. Puma believes that NetMind's personnel and technologies enhance Puma's Internet initiative. Puma plans to market and license its web-based products and solutions, which are currently under development, to e-commerce providers, web portals and individual consumers. Puma also plans to offer these new products and solutions to corporations. Puma expects to incur significant costs in launching its Internet initiative.

         Puma's overall operating results are expected to change significantly as a result of developing and bringing to market its new Internet products. It is important to understand that Puma's historical financial statements do not include operating results of its recently formed Internet and consumer division. As a result of its new division, Puma expects its combined results to reflect an operating loss for the foreseeable future. There can be no assurance that the combined company will be able to achieve or sustain profitability.

         Since Puma just launched its Internet initiative, there is little information on which to evaluate Puma's business and prospects as an Internet company. An investor in Puma's common stock should consider the risks, expenses and difficulties that young companies frequently encounter in the new and rapidly evolving markets for Internet products and services. These risks to Puma include:

         -        Puma's evolving new business model;

         -        Puma's need and ability to manage growth; and

         -        rapid evolution of technology.

         To address these risks and uncertainties, Puma must take several steps, including:

         -        creating and maintaining strategic relationships;

         -        expanding sales and marketing activities;

         -        raising additional capital;

         -        integrating existing and acquired technologies;

         -        expanding its customer base and retaining key clients;

         -        introducing new services;

         - managing rapidly growing operations, including new facilities and IT infrastructure;

         -        competing in a highly competitive market; and

         -        attracting, retaining and motivating key employees.

         Puma may not be successful in implementing any of its strategies or in addressing these risks and uncertainties. Puma expects that its operating expenses will substantially increase, primarily as a result of its investment in its new Internet product initiative. Moreover, even if Puma accomplishes its objectives, it still may not achieve sustainable profitability in the future.

         Puma has invested substantial amounts in technology and infrastructure development. Puma expects to continue to invest substantial financial and other resources to develop and introduce new Internet and wireless products and services, and to expand its sales and marketing organizations, strategic relationships and operating infrastructure. Puma expects that its cost of revenue, sales and marketing expenses, general and administrative expenses, operations and customer support expenses, and depreciation and amortization expenses will continue to increase in absolute dollars and may increase as a percent of revenue. If revenue does not correspondingly increase, Puma's operating results and financial condition could be negatively affected.

         OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND MAY BE DIFFICULT TO PREDICT.

         Puma's operating results have fluctuated in the past, and with its Internet product initiative and this merger the operating results of the combined company are likely to fluctuate significantly. A number of factors, many of which are outside of Puma's control, are likely to cause fluctuations in operating results, including, but not limited to:

         -        the demand for Puma's products;

         - Puma's success in developing new products and integrating acquired technologies;

         - the timing of new product introductions by Puma and its competitors;

         -        market acceptance of Puma's new and enhanced products;

         - market acceptance of handheld devices generally, and those supported by Puma's products;

         -        the emergence of new industry standards;

         -        the timing of customer orders;

         -        the mix of products sold;

         -        product life cycles;

         -        competition;

         -        the mix of distribution channels employed;

         -        seasonal trends;

         - the timing and magnitude of Puma's capital expenditures, including costs relating to the expansion of operations;

         - the evolving and unpredictable nature of the markets for its products and mobile computing devices generally;

         - the rate of growth of the Internet and the personal computer market in general; and

         -        general economic conditions.

         In addition, Puma typically operates with a relatively small order backlog. As a result, quarterly sales and operating results depend in part on the volume and timing of orders received and fulfilled within the quarter, which are difficult to forecast. In addition, a significant portion of Puma's expense levels is fixed in advance, based in large part on Puma's resource requirements to meet planned product and customer requirements. If revenue is below expectations in any given quarter, the adverse impact of the shortfall on operating results may be magnified by Puma's inability to adjust spending to compensate for the shortfall. Therefore, a shortfall in actual revenue as compared to estimated revenue would have an immediate adverse effect on Puma's business, operating results and financial condition that could be material.

         Due to its ongoing efforts to expand into retail and reseller channels, Puma is focusing its efforts on licensing its SDK to software developers and mobile computing device manufacturers and licensing its server and personal applications to corporations. As a result, Puma expects that its notebook and PC OEM revenue will decrease as a percentage of Puma's overall revenue. This new sales strategy has the following risks:

         - sales into these channels are harder to predict and may have lower margins than sales in other channels;

         - Puma has a very limited history in penetration and support for these channels;

         - the average transaction size and sales cycle vary significantly, making forecasting difficult;

         - smaller transactions may have relatively higher administrative costs;

         - any significant deferral of purchases of Puma's products by customers could jeopardize Puma's operating results in any particular quarter;

         - to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected;

         - products that are accepted in the OEM market may not be readily accepted by corporations; and

         - Puma may incur increased costs related to new infrastructure requirements.

         Puma's gross margin on service revenue, particularly non-recurring engineering service revenue, is substantially lower than gross margin on license revenue. Any increase in non-recurring engineering service revenue would have a corresponding increase in cost of revenue and would have an adverse effect on Puma's gross margins. Puma may also change prices or increase spending in response to competition or to pursue new market opportunities.

         The operating results of many software companies reflect seasonal fluctuation. For example, sales in Europe and certain other countries typically are adversely affected in the summer months when business activity is reduced. Puma's revenue and operating results may be adversely affected by diminished demand for products on a seasonal basis.

         Period-to-period comparisons of operating results are not a good indication of future performance. It is likely that operating results in some quarters will be below market expectations. In this event, the price of the combined company's common stock is likely to decline.

         THE SIZE OF THE MOBILE COMPUTING MARKET CANNOT BE ACCURATELY PREDICTED, AND IF ITS MARKET DOES NOT GROW AS IT EXPECTS, PUMA'S REVENUE WILL BE BELOW ITS EXPECTATIONS AND ITS BUSINESS AND FINANCIAL RESULTS WILL SUFFER.

         Puma is focusing on expanding into the mobile computing market which is an unproven market. Accordingly, the size of this market cannot be accurately estimated and therefore Puma is unable to accurately determine the potential demand for its products and services. If Puma's customer base does not expand or if there is not widespread acceptance of Puma's products and its services, its business and prospects will be harmed. For the fiscal year ended July 31, 1999, Puma had one OEM customer, Toshiba Corporation, which accounted for approximately 21% of its revenue. Puma believes that its potential to grow and increase its market acceptance depends principally on the following factors, some of which are beyond its control:

         -        the effectiveness of its marketing strategy and efforts;

         -        Puma's product and service differentiation and quality;

         -        Puma's ability to provide timely, effective customer support;

         - Puma's distribution and pricing strategies as compared to its competitors;

         - growth in the sales of handheld devices supported by Puma software;

         -        Puma's industry reputation; and

         - general economic conditions such as downturns in the computer or software markets.

         PUMA WILL REQUIRE SIGNIFICANT ADDITIONAL CAPITAL, WHICH IT MAY NOT BE ABLE TO OBTAIN.

         The expansion and development of Puma's business will require significant capital in the future to fund its operating losses, working capital needs and capital expenditures. Puma may not be able to obtain future equity or debt financing on satisfactory terms or at all. Puma's failure to generate sufficient cash flows from sales of products and services or to raise sufficient funds may require it to delay or abandon some or all of its development and expansion plans or otherwise forego market opportunities. Puma's inability to obtain additional capital on satisfactory terms may delay or prevent the expansion of its business, which could cause its business, operating results and financial condition to suffer.

         Puma's working capital is primarily comprised of cash, accounts receivable, accounts payable and accrued expenses. The timing and amount of Puma's future capital requirements may vary significantly depending on numerous factors, including Puma's financial performance, technological, competitive and other developments in its industry. These factors may cause Puma's actual revenue and costs to vary from expected amounts, possibly to a material degree, and such variations are likely to affect its future capital requirements.

         RAPID GROWTH IN PUMA'S BUSINESS COULD STRAIN ITS RESOURCES AND HARM ITS BUSINESS AND FINANCIAL RESULTS.

         The planned expansion of Puma's Internet and consumer initiative as well as growth in Puma's existing enterprise business will place a significant strain on its management, financial controls, operations systems, personnel and other resources. To date, Puma has not recognized any revenue from its Internet initiatives. In addition, if Puma is successful in implementing its marketing strategy, Puma also expects the demands on its technical support resources to grow rapidly, and it may experience difficulties responding to customer demand for its services and providing technical support in accordance with its customers' expectations. Puma expects that these demands will require not only the addition of new management personnel, but also the development of additional expertise by existing management personnel and the establishment of long-term relationships with third-party service vendors. Additionally, Puma has recently opened additional facilities in New Hampshire and intends to open new offices in Europe. Puma may encounter difficulties in integrating information and communications systems in multiple locations. Puma may not be able to keep pace with growth, successfully implement and maintain its operational and financial systems or successfully obtain, integrate and utilize the employees, facilities, third-party vendors and equipment, or management, operational and financial resources necessary to manage a developing and expanding business in its evolving and increasingly competitive industry. If Puma is unable to manage growth effectively, it may lose customers or fail to attract new customers and its business and financial results will suffer.

         THE INTEGRATION OF KEY NEW EMPLOYEES AND OFFICERS INTO PUMA'S MANAGEMENT TEAM HAS INTERFERED, AND WILL CONTINUE TO INTERFERE, WITH ITS OPERATIONS.

         Puma has recently hired a number of key employees and officers and is currently seeking additional engineering, sales and marketing personnel. To integrate into Puma, such individuals must spend a significant amount of time learning its business model and management system, in addition to performing their regular duties. Accordingly, the integration of new personnel has resulted and will continue to result in some disruption to Puma's ongoing operations. If Puma fails to complete this integration in an efficient manner, its business and financial results will suffer.

         PUMA MUST RETAIN AND ATTRACT KEY EMPLOYEES OR ELSE IT MAY NOT GROW OR BE SUCCESSFUL.

         Puma is highly dependent on key members of its management and engineering staff. The loss of one or more of these officers or key employees might impede the achievement of Puma's business objectives. Furthermore, recruiting and retaining qualified technical personnel to perform research, development and technical support is critical to its success. If Puma's business grows, it will also need to recruit a significant number of management, technical and other personnel for its business. Competition for employees in Puma's industry and geographic location is intense. Puma may not be able to continue to attract and retain skilled and experienced personnel on acceptable terms.

         ACQUISITIONS PUMA HAS MADE AND MAY MAKE IN THE FUTURE COULD DISRUPT ITS BUSINESS OR NOT BE SUCCESSFUL AND HARM ITS FINANCIAL CONDITION.

         Puma has in the past acquired or made investments in, and intends in the future to acquire or make investments in other complementary companies, products and technologies. Puma has acquired NetMind Technologies, Inc., ProxiNet, Inc., SoftMagic, Inc., RealWorld Solutions, Inc. and IntelliLink Corp. In the event of any future acquisitions or investments, Puma could:

         - issue stock that would dilute the ownership of its then existing stockholders;

         -        incur debt;

         -        assume liabilities;

         - SEC challenges to the accounting treatment of these acquisitions may result in changes to our financial statements and we have to incur charges to earnings over time that we did not expect;

         - incur amortization expenses related to goodwill and other intangible assets; or

         -        incur large and immediate write-offs.

These acquisitions and investments also involve numerous risks, including:

         - problems integrating the operations, technologies or products purchased with those Puma already has;

         -        unanticipated costs and liabilities;

         -        diversion of management's attention from Puma's core business;

         - adverse effects on existing business relationships with suppliers and customers;

         - risks associated with entering markets in which Puma has no or limited prior experience; and

         - potential loss of key employees, particularly those of the acquired organizations.

         FAILURE OF THE NETMIND MERGER TO QUALIFY AS A POOLING OF INTERESTS WOULD HARM THE FINANCIAL RESULTS OF THE COMBINED COMPANY.

         If the NetMind merger does not qualify for pooling of interests accounting treatment for financial reporting purposes, the future reported earnings of the combined company would be harmed due to amortization of goodwill and other intangible assets, which would be likely to harm the trading price of the combined company's stock. The availability of pooling of interests accounting treatment for this merger depends upon circumstances and events occurring before and after the effective time of the merger. For example, there must not be any significant changes in the business of the combined company, including significant dispositions of assets, for a period of two years following completion of the merger. Affiliates of Puma and NetMind must not sell any shares of either company's stock, except in specified limited amounts, until the day that the combined company publicly announces financial results covering at least 30 days of combined operations after the merger. As the effective time of the merger occurred on February 24, 2000, we expect that these combined financial results would be published in May 2000. If affiliates of either company sell shares in excess of the limited exception prior to that time, the merger may not qualify for accounting as a pooling of interests.

         BECAUSE TRACKING INTERNET-BASED INFORMATION ACROSS THE ENTIRE WORLDWIDE WEB IS A HIGHLY COMPLEX PROCESS, PUMA'S PRODUCTS AND SERVICES MAY HAVE ERRORS OR DEFECTS THAT COULD SERIOUSLY HARM PUMA'S BUSINESS.

         The tracking of Internet-based information across the entire worldwide web is a highly complex process. Puma and its customers have from time to time discovered errors and defects in its software. In the future, there may be additional errors and defects in Puma's software that may adversely affect its products and services. If Puma is unable to efficiently fix errors or other problems that may be identified, it could experience:

         -        loss of or delay in revenue and loss of market share;

         -        loss of customers;

         -        failure to attract new customers or achieve market acceptance;

         -        diversion of development resources;

         -        loss of reputation and credibility;

         -        increased service costs; and

         -        legal actions by Puma's customers.

         REGULATIONS OR CONSUMER CONCERNS REGARDING PRIVACY ON THE INTERNET COULD LIMIT MARKET ACCEPTANCE OF PUMA'S PRODUCTS AND SERVICES.

         Puma's products and services will allow our customers to develop and maintain web user profiles to tailor content to specific users. Profile development involves both data supplied by the user and data derived from the user's web site behavior. Privacy concerns may cause users to resist providing personal data or to avoid web sites that track user behavior. In addition, legislative or regulatory requirements may heighten consumer concerns if businesses must notify web site users that user profile data may be used to direct product promotion and advertising to users. Other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements. The United States may do so in the future. If privacy legislation is enacted or consumer privacy concerns limit the market acceptance of personalization software, our business, financial condition and operating results could be harmed.

         Puma uses cookies to provide users convenient access to the web sites they are minding and to track demographic information and user preferences. A cookie is information keyed to a specific user that is stored on a computer's hard drive, typically without the user's knowledge. Cookies are generally removable by the user, although removal could affect the content available on a particular site. A number of governmental bodies and commentators in the United States and abroad have urged passage of laws limiting or abolishing the use of cookies. If such laws are passed or if users begin to delete or refuse cookies as a common practice, market demand for Puma's products and services could be reduced.

         ACTIONS BY MAJOR WEB SITE PROVIDERS TO BLOCK PUMA'S SOFTWARE FROM MINDING THEIR SITES COULD LIMIT MARKET ACCEPTANCE OF PUMA'S PRODUCTS.

         One of the primary benefits of Puma's products and services is that they bring users back to a web site through click-throughs on links within Puma change notifications. This is generally very beneficial to web site providers. These providers do, however, have the ability to detect Puma's monitoring of their sites and could block Puma's access to their site. Widespread blocking of Puma by major web sites could seriously limit market acceptance of Puma's products.

         OUR BUSINESS AND PROSPECTS DEPEND ON DEMAND FOR AND MARKET ACCEPTANCE OF THE INTERNET, WIRELESS DEVICES AND MOBILE COMPUTING DEVICES.

         The increased use of the Internet, wireless devices and mobile computing devices for retrieving, sharing and transferring information among businesses, consumers, suppliers and partners, and for Internet personalization services has only begun to develop in recent years. Our success will depend in large part on continued growth in the use of the Internet, wireless devices and mobile computing devices. Critical issues concerning the commercial use of the Internet, wireless devices and mobile computing devices, including security, reliability, cost, ease of access and use, quality of service, regulatory initiatives and necessary increases in bandwidth availability, remain unresolved and are likely to affect the development of the market for our services. The adoption of the Internet, wireless devices and mobile computing devices for information retrieval and exchange, commerce and communications generally will require the acceptance of a new medium of conducting business and exchanging information. Demand for and market acceptance of the Internet, wireless devices and mobile computing devices are subject to a high level of uncertainty and are dependent on a number of factors, including:

         - the growth in access to and market acceptance of new interactive technologies;

         - emergence of a viable and sustainable market for Internet personalization services;

         - the development of technologies that facilitate interactive communication between organizations; and

         -        increases in bandwidth for data transmission.

         If the market for Internet personalization services or the Internet, wireless devices and mobile computing devices as a commercial or business medium does not develop, or develops more slowly than expected, our business, results of operations and financial condition will be seriously harmed.

         Specifically, even if an Internet personalization services market does develop, services that Puma currently offers or may offer in the future may not achieve widespread market acceptance. Failure of Puma's current and planned services to operate as expected could delay or prevent their adoption. If Puma's target customers do not adopt, purchase and successfully deploy its current and planned services, its revenue will not grow significantly and its business, results of operations and financial condition will be seriously harmed. Puma has not taken any steps to mitigate the risks associated with reduced demand for its existing Internet personalization services.

         THERE ARE MANY COMPANIES PROVIDING COMPETING PRODUCTS AND SERVICES.

         There are few substantial barriers to entry and we expect that we will face additional competition from existing competitors and new market entrants in the future.

         Puma currently faces direct competition with respect to a number of its individual products from several companies, including Advanced Systems, Inc., Chapura, Inc., DataViz, Inc., Extended Systems, Inc., Laplink.com, Inc., Motorola, Inc. and River Run Computers, Inc. In the future, Puma will also face competition relative to its upcoming products from vendors offering server-based mobile device data exchange products and services, including AvantGo, Inc., fusionOne, Inc., Phone.com, Inc. and Spyglass, Inc. In addition to direct competition, Puma faces indirect competition from existing and potential customers that provide internally developed solutions.

         Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. Our larger competitors may be able to provide customers with additional benefits in connection with their Internet systems and network solutions, including reduced communications costs. As a result, these companies may be able to price their products and services more competitively than we can and respond more quickly than us to new or emerging technologies and changes in customer requirements. If we are unable to compete successfully against our current or future competitors, we may lose market share, and our business and prospects would suffer.

         As competition in the Internet personalization services market continues to intensify, new solutions will come to market. We also compete directly with several private companies including Alerts.com, InGenius Technologies, Inc. (recently acquired by Aeneid Corporation) and The Informant. Puma believes that it may face competition from other providers of competing products and services.

         In addition, no assurances can be given that the Internet user driven personalization market will develop in a way that Puma currently anticipates. For example, while Puma currently intends to offer its customers the most comprehensive solution available in the marketplace today, there currently exists an array of competitors that offer partial solutions to the problems that Puma intend to address, and a number of these companies have been and are likely to continue to be quite successful. Examples of companies that address the personalization market include BroadVision, Inc. and NetPerceptions, Inc.
Puma cannot assure you that these solutions will not be more cost effective than its service or will not continue to be the service of choice for many of their potential customers.

         Increased competition could result in:

         -        price and revenue reductions and lower profit margins;

         -        loss of customers or failure to obtain additional customers;
                  and

         -        loss of market share.

         Any one of these could materially and adversely affect Puma's business, financial condition and results of operations.

         OUR MARKET CHANGES RAPIDLY DUE TO CHANGING TECHNOLOGY AND EVOLVING INDUSTRY STANDARDS. IF WE DO NOT ADAPT TO MEET THE SOPHISTICATED NEEDS OF OUR CUSTOMERS, OUR BUSINESS AND PROSPECTS WILL SUFFER.

         The market for our services is characterized by rapidly changing technology, evolving industry standards and frequent new service introductions. Our future success will depend to a substantial degree on our ability to offer services that incorporate leading technology, address the increasingly sophisticated and varied needs of our current and prospective customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. You should be aware that:

         - our technology or systems may become obsolete upon the introduction of alternative technologies;

         - we may not have sufficient resources to develop or acquire new technologies or to introduce new services capable of competing with future technologies or service offerings; and

         - the price of the services we provide is expected to decline as rapidly as the cost of any competitive alternatives.

         We may not be able to effectively respond to the technological requirements of the changing market. To the extent we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment are likely to continue to require significant capital investment by us. Sufficient capital may not be available for this purpose in the future, and even if it is available, investments in new technologies may not result in commercially viable technological processes and there may not be commercial applications for such technologies. If we do not develop and introduce new products and services and achieve market acceptance in a timely manner, our business and prospects may suffer.

         FOREIGN EXCHANGE FLUCTUATIONS COULD DECREASE OUR REVENUES OR CAUSE US TO LOSE MONEY, ESPECIALLY SINCE WE DO NOT HEDGE AGAINST CURRENCY FLUCTUATIONS.

         To date, the majority of our customers have paid for our services in U.S. dollars. For fiscal 1998 and fiscal 1999, costs denominated in foreign currencies were nominal and we had minimal foreign currency losses during those periods. However, we believe that in the future an increasing portion of our costs will be denominated in foreign currencies. Fluctuations in the value of the Yen, Euro or other foreign currencies may cause our business and prospects to suffer. We currently do not engage in foreign exchange hedging activities and, although we have not yet experienced any material losses due to foreign currency fluctuation, our international revenues are currently subject to the risks of foreign currency fluctuations and such risks will increase as our international revenues increase.

         YEAR 2000 COMPUTER COMPLICATIONS COULD DISRUPT OUR OPERATIONS AND HARM OUR BUSINESS.

         Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are commonly referred to as the "Millennium Bug" or "Year 2000 Problem."

         The Year 2000 Problem could affect computers, software, and other equipment used, operated or maintained by us. We have not experienced any significant problems on January 1, 2000 or since then and believe that our computer systems are Year 2000 compliant.

         Puma believes that it has substantially identified and resolved all potential Year 2000 Problems with any of the software products that we develop and market. However, Puma also believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting its software products have been identified or corrected due to the complexity of these products and the fact that these products interact with other third-party vendor products and operate on computer systems which are not under Puma's control.

         Since January 1, 2000, Puma has had minimal interruptions with third-party software and Puma has not received any significant complaints from any customers relating to Year 2000 problems in their products. Puma has not developed any Year 2000 contingency plans. Puma does not believe that the Year 2000 Problem will have a material adverse effect on its business or results of operations.

PUMA'S FAILURE TO ADEQUATELY PROTECT ITS PROPRIETARY RIGHTS MAY HARM ITS COMPETITIVE POSITION.

     Puma relies on a combination of patents, copyrights, trademark, service mark and trade secret laws and contractual restrictions to establish and protect proprietary rights in its products and services. However, Puma will not be able to protect its intellectual property if it is unable to enforce its rights or if it does not detect unauthorized use of its intellectual property.

         Although Puma currently has six issued United States patents, one of which expires in 2012, two of which expire in 2014, two of which expire in 2015, and one of which expires in 2016, and has nine patent applications pending, Puma cannot be certain that such patents and patent applications will provide an adequate level of intellectual property protection. In addition, Puma has corresponding international patent applications pending under the Patent Cooperation Treaty in countries to be designated at a later date. Puma cannot be certain that any pending or future patent applications will be granted, that any pending or future patents will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to Puma.

         Puma has also provided its source code under escrow agreements and to foreign translators which may increase the likelihood of misappropriation by third parties.

         Puma has applied for trademarks and service marks on certain terms and symbols that it believes are important for its business. However, the steps Puma has taken to protect its technology or intellectual property may be inadequate. Puma's competitors may independently develop technologies that are substantially equivalent or superior to Puma's. Moreover, in other countries where Puma does business, there may not be effective legal protection of patents and other proprietary rights that Puma believes are important to Puma's business.

         As a matter of company policy, Puma enters into confidentiality and assignment agreements with its employees, consultants and vendors. Puma also controls access to and distribution of its software, documents and other proprietary information. Notwithstanding these precautions, it may be possible for an unauthorized third party to copy or otherwise obtain and use Puma's software or other proprietary information or to develop similar software independently. Policing unauthorized use of Puma's products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software and other transmitted data. The laws of other countries may afford us little or no effective protection of our intellectual property. The steps we have taken to prevent misappropriation of our technology, including entering into agreements for that purpose may be insufficient. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of our management resources, either of which could harm our business.

         PUMA MAY BE UNABLE TO LICENSE NECESSARY TECHNOLOGY AND IT MAY BE SUBJECT TO INFRINGEMENT CLAIMS BY THIRD PARTIES.

         Puma's commercial success will also depend in part on not infringing the proprietary rights of others and not breaching technology licenses that cover technology used in its products. It is uncertain whether any third party patents will require Puma to develop alternative technology or to alter its products or processes, obtain licenses or cease activities that infringe on third party's intellectual property rights. If any such licenses are required, Puma may not be able to obtain such licenses on commercially favorable terms, if at all. Puma's failure to obtain a license to any technology that it may require to commercialize its products and services could cause its business and prospects to suffer. Litigation may also be necessary to enforce any patents issued or licensed to it or to determine the scope and validity of third party proprietary rights.

         PUMA IS DEPENDENT ON NON-EXCLUSIVE LICENSES FOR CERTAIN TECHNOLOGY INCLUDED IN ITS PRODUCTS.

         There are certain risks associated with such non-exclusive third party licenses:

         - If Puma is unable to continue to license the technology or to license other necessary technologies for use with its products or if there are substantial increases in royalty payments under third-party licenses, it could jeopardize Puma's operating results.

         - The effective implementation of our products depends upon the successful operation of these licenses in conjunction with our products, and therefore any undetected errors in products resulting from such licenses may prevent the implementation or impair the functionality of our products, delay new product introductions and injure our reputation. Such problems could have a material adverse effect on our business, operating results and financial condition.

         - Although Puma is generally indemnified against claims that the third party technology it licenses infringes the proprietary rights of others, this indemnification is not always available for all types of intellectual property rights (for example, patents may be excluded) and, in some cases, the scope of such indemnification is limited. Even if Puma receives broad indemnification, third party indemnitors are not always well-capitalized and may not be able to indemnify Puma in the event of infringement, resulting in substantial exposure to Puma. There can be no assurance that infringement or invalidity claims arising from the incorporation of third party technology in Puma's products, and claims for indemnification from Puma's customers resulting from these claims, will not be asserted or prosecuted against Puma. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delay, all of which could materially adversely affect our business, operating results and financial condition.

         PUMA'S PRODUCTS MAY CONTAIN PRODUCT ERRORS WHICH COULD SUBJECT PUMA TO PRODUCT LIABILITY CLAIMS.

         Puma's products may contain undetected errors or failures when first introduced or as new versions are released, which can result in loss of or delay in market acceptance and could adversely impact future operating results. Puma does not currently maintain product liability insurance. Although Puma's license agreements contain provisions limiting its liability in the case of damages resulting from use of the software, in the event of such damages, Puma may be found liable, and in such event such damages could materially affect Puma's business, operating results and financial condition.

         PUMA IS DEPENDENT ON ITS INTERNATIONAL OPERATIONS FOR A SIGNIFICANT PORTION OF ITS REVENUES.

         Puma's international activities expose it to additional risks. International revenue, primarily from Japan, accounted for 40% of Puma's revenue in fiscal 1999 and 48% in fiscal 1998. A key component of Puma's strategy is to expand its international activities. As Puma continues to expand internationally, it is increasingly subject to risks of doing business internationally, including:

         -        unexpected changes in regulatory requirements and tariffs;

         - export controls relating to encryption technology and other export restrictions;

         -        political and economic instability;

         -        difficulties in staffing and managing foreign operations;

         - reduced protection for intellectual property rights in some countries;

         -        longer payment cycles;

         -        problems in collecting accounts receivable;

         -        potentially adverse tax consequences;

         - seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

         - fluctuations in currency exchange rates that may make Puma products more expensive to international customers;

         - causing gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations due to foreign currency denominated sales;

         - nonrefundable withholding taxes on royalty income from customers in certain countries, such as Japan and Taiwan; and

         - an adverse effect on Puma's provision for income taxes based on the amount and mix of income from foreign customers.

         Any of these risks could harm our international operations. For example, some European countries already have laws and regulations related to content distributed on the Internet and technologies used on the Internet that are more strict than those currently in force in the United States. The European Parliament has recently adopted a directive relating to the reform of copyright in the European Community which will, if made into law, restrict caching and mirroring. Any or all of these factors could cause our business and prospects to suffer.

         Puma's international sales growth will be limited if it is unable to establish additional foreign operations, expand international sales channel management and support, hire additional personnel, customize products for local markets and develop relationships with international service providers, distributors and device manufacturers. Even if Puma is able to successfully expand international operations, Puma cannot be certain that it will succeed in maintaining or expanding international market demand for its products.

         PUMA HAS ANTI-TAKEOVER DEFENSES THAT COULD DELAY OR PREVENT A TAKEOVER THAT STOCKHOLDERS MAY CONSIDER FAVORABLE.

         Certain provisions of Puma's certificate of incorporation and bylaws and provisions of Delaware law could have the effect of delaying, deferring or preventing an acquisition of Puma. For example, Puma may authorize the issuance of up to 2,000,000 shares of "blank check" preferred stock. In addition, Puma's stockholders may not take actions by written consent and its stockholders are limited in their ability to make proposals at stockholder meetings.

         Puma stock will likely be subject to substantial price and volume fluctuations due to a number of factors, some of which are beyond Puma's control.

         The trading price of Puma's common stock has been and is likely to continue to be highly volatile. Puma's stock price has increased dramatically since August 1999. Puma's stock price is subject to wide fluctuations in response to a variety of factors including:

         -        quarterly variations in operating results;

         -        announcements of technological innovations;

         - announcements of new software or services by Puma or its competitors;

         -        changes in financial estimates by securities analysts; or

         -        other events beyond our control.

         In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many high technology companies. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Any negative change in the public's perception of Internet or Internet software companies or companies in the wireless communications market could depress Puma's stock price regardless of its operating results.

         Recently, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock when such stock declines. If any of Puma's stockholders brought such a lawsuit against Puma, it could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of Puma's management.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         At the end of fiscal year 1999, Puma had an investment portfolio of fixed income securities excluding those classified as cash and cash equivalents, of $10,414,000 (see Note 3 of Notes to Consolidated Financial Statements). These securities, like all fixed income instruments, are subject to interest rate risk and will fall in values if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of July 31, 1999, the decline of the fair value of the portfolio would not be material. However, Puma has the ability to hold its fixed income investments until maturity, and therefore would not expect to recognize such an adverse impact in income or cash flows.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On December 8, 1999, the Company held its annual meeting of stockholders. At that meeting, the following individuals were elected to serve as directors until the next annual meeting of stockholders or until their earliest resignation or removal:

NOMINEE                                         FOR                     WITHHELD          AGAINST
-------                                         ---                     --------          -------
Bradley A. Rowe.......................         11,583,305                315,329                0
Stephen A. Nicol......................         11,583,205                315,429                0
Michael M. Clair......................         11,583,305                315,329                0
M. Bruce Nakao........................         11,583,134                315,500                0
Tyrone F. Pike........................         11,583,205                315,429                0

         Also at that meeting, the following matters were voted upon with the number of votes cast for, against or withheld as set forth in the columns opposite the respective matters.

MATTER                                                       FOR          WITHHELD          AGAINST
------                                                       ---          --------          -------
    (1)  To approve an amendment to the Puma          10,774,990            18,744        1,104,970
         Technology, Inc. Amended and Restated
         1993 Stock Option Plan to increase
         the number of shares of Common Stock
         reserved for issuance thereunder by
         500,000 shares.

    (2)  To approve an amendment to the               11,780,968            18,596           99,050
         Company's Certificate of Incorporation
         to increase the number of authorized
         shares of Common Stock from 40,000,000
         to 60,000,000 shares.

    (3)  Ratify the selection of                      11,868,903            22,016            7,715
         PricewaterhouseCoopers LLP as independent
         accountants for the Company for the
         fiscal year ending July 31, 2000.

ITEM 5. OTHER INFORMATION

         On February 24, 2000, Puma Technology, Inc., a Delaware corporation ("Puma"), closed its merger with NetMind Technologies, Inc., a California corporation ("NetMind"), following a vote by the shareholders of NetMind to approve the merger and of Puma to approve the issuance of up to 5,000,000 shares of Puma common stock in the merger.

         Pursuant to an Agreement and Plan of Merger and Reorganization (the "Reorganization Agreement") dated December 8, 1999, by and among Puma, NetMind and Rocket Kitty Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Puma ("Rocket Kitty"), Rocket Kitty merged with and into NetMind with NetMind surviving as a wholly-owned subsidiary of Puma. Pursuant to the terms of the Reorganization Agreement, each outstanding share of the common stock, series a preferred stock and series b preferred stock of NetMind has been converted into the right to receive 0.3990664, 0.4089541 and 0.4170840 shares of the common stock of Puma, respectively.

         In addition, each option to purchase shares of common stock of NetMind outstanding immediately prior to the effective time of the merger has been converted into an option purchase 0.3990664 shares of the common stock of Puma. Each warrant to purchase shares of common stock of NetMind outstanding immediately prior to the effective time of the merger has been converted into a warrant to purchase 0.3990664 shares of the common stock of Puma and each warrant to purchase shares of series a preferred stock of NetMind outstanding immediately prior to the effective time of the merger has been converted into a warrant to purchase 0.4089541 shares of the common stock of Puma.

(b)   Reports on Form 8-K

      Form 8-K filed on December 10, 1999 to report that the Company had entered into an agreement and plan of merger and reorganization with NetMind Technologies, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Puma Technology, Inc.



         Date:  March 16, 2000          By: /s/ Kelly Hicks
                                           -------------------------------------
                                           Kelly Hicks
                                           Vice President of Operations
                                           and Chief Financial Officer
                                           (Duly Authorized Officer and
                                           Principle Financial and Accounting
                                           Officer)

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