Form 10-Q
period 2000-04-30
PUMA TECHNOLOGY INC
filed 2000-06-14
CIK 1020716

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

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000


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

Yes    /X/     No    / /


  The number of shares outstanding of the registrant's common stock, par value
              $0.001 per share, as of June 6, 2000 was 41,925,427.

===============================================================================
                        THIS REPORT CONSISTS OF 36 PAGES.

                              PUMA TECHNOLOGY, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

                                TABLE OF CONTENTS

                          PART I.  FINANCIAL INFORMATION                               PAGE
                                                                                       ----
     Item 1.      Condensed Consolidated Financial Statements                            3

     -            Condensed Consolidated Balance Sheet                                   3
                  April 30, 2000 and July 31, 1999

     -            Condensed Consolidated Statement of Operations                         4
                  Three and Nine Months Ended April 30, 2000 and 1999

     -           Condensed Consolidated Statement of Cash Flows                          5
                  Nine Months Ended April 30, 2000 and 1999

     -            Notes to Condensed Consolidated Financial Statements                   6

     Item 2.      Management's Discussion and Analysis of Financial Condition           10
                  and Results of Operations

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk            32

                         PART II.  OTHER INFORMATION

     Item 1.      Legal Proceedings                                                     32

     Item 2.      Changes in Securities and Use of Proceeds                             32

     Item 3.      Defaults upon Senior Securities                                       32

     Item 4.      Submission of Matters to a Vote of Security Holders                   32

     Item 5.      Other Information                                                     33

     Item 6.      Exhibits and Reports on Form 8-K                                      34

     Signature                                                                          35

     Summary of Trademarks                                                              36

                              PUMA TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)
                                   (Unaudited)

----------------------------------------------------------------------------------------
                                                                 APRIL 30,      JULY 31,
                                                                   2000           1999
========================================================================================
ASSETS
Current assets:
  Cash and cash equivalents                                      $  81,741    $  16,639
  Short-term investments                                             9,745       11,877
  Accounts receivable, net                                           7,032        3,160
  Inventories                                                          269          258
  Other current assets                                               1,924          590
----------------------------------------------------------------------------------------
           Total current assets                                    100,711       32,524
Property and equipment, net                                          4,130        3,008
Other assets                                                        12,524        1,590
----------------------------------------------------------------------------------------
                TOTAL ASSETS                                     $ 117,365    $  37,122
========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $   1,418    $     860
  Accrued liabilities                                                3,975        2,454
  Notes Payable                                                        257          325
  Deferred revenue                                                   5,384        3,989
----------------------------------------------------------------------------------------
           Total current liabilities                                11,034        7,628
   Notes Payable - long-term                                           381            0
----------------------------------------------------------------------------------------
           Total liabilities                                        11,415        7,628

Redeemable, convertible preferred stock                               --         11,293
Commitments and  contingencies
----------------------------------------------------------------------------------------
Stockholders' equity: Common stock, $0.001 par value;
  60,000 shares authorized; 41,807 shares issued and
  outstanding at April 30, 2000 and 40,000 shares
  authorized, 31,501 shares issued and outstanding
  at July 31, 1999                                                      42           30
  Additional paid-in capital                                       142,190       36,885
  Receivable from stockholders                                       (429)        (428)
  Deferred stock compensation                                      (3,401)      (3,773)
  Accumulated deficit                                             (32,443)     (15,390)
  Other comprehensive income (loss)                                    (9)         877
----------------------------------------------------------------------------------------
                Total stockholders' equity                         105,950       18,201
----------------------------------------------------------------------------------------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 117,365    $  37,122
----------------------------------------------------------------------------------------

         SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              PUMA TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                             APRIL 30,                    APRIL 30,
                                                        2000          1999          2000          1999
========================================================================================================
REVENUE                                                 $8,014        $5,370        $21,787      $14,777

COST AND OPERATING EXPENSES:
    Cost of revenue                                        882           387          2,524        1,599
    Research and development                             4,792         2,796         11,385        9,662
    Sales and marketing                                  4,647         2,518         11,107        7,209
    General and administrative                           1,245           942          3,257        2,942
    In-process research and development                      -             -          4,218            -
    Amortization of intangibles                            824           126          1,733          363
    Non cash stock compensation                            465            98          1,326          107
    Merger Costs                                         6,322             -          6,322            -
    Restructure                                              -             -              -          768
--------------------------------------------------------------------------------------------------------
Total cost and operating expenses                       19,177         6,867         41,872       22,650
--------------------------------------------------------------------------------------------------------
OPERATING LOSS                                         (11,163)       (1,497)       (20,085)      (7,873)
    Interest and other income, net                       1,309         1,113          3,549        2,875
--------------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                               (9,854)         (384)       (16,536)      (4,998)
    Provision for income taxes                           (159)         (183)          (517)        (591)
--------------------------------------------------------------------------------------------------------
NET LOSS                                              (10,013)         (567)       (17,053)      (5,589)

Accretion of mandatorily redeemable
Convertible preferred stock to redemption                (577)       (1,384)        (3,877)      (1,538)
value
========================================================================================================
NET LOSS ATTRIBUTABLE TO COMMON                       (10,590)       (1,951)       (20,930)      (7,127)
SHAREHOLDERS

NET LOSS PER SHARE:
    Basic                                              $(0.26)       $(0.07)        $(0.62)      $(0.25)
    DILUTED                                            $(0.26)       $(0.07)        $(0.62)      $(0.25)

SHARES USED IN PER SHARE CALCULATION:
    Basic                                               39,995        30,013         33,678       28,392
    DILUTED                                             39,995        30,013         33,678       28,392
========================================================================================================

       SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              PUMA TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

------------------------------------------------------------------------------------------------
                                                                           NINE MONTHS ENDED
                                                                                APRIL 30,
                                                                          2000            1999
================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                $   (17,053)     $(5,589)
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    In-process research and development                                       4,218           -
    Depreciation and amortization                                             2,777       1,430
    Customer deposits and other                                               1,395       1,692
    Realized gain on sale of investment                                      (2,182)     (1,901)
    Changes in operating assets and liabilities                              (3,075)        988
------------------------------------------------------------------------------------------------
        Net cash used in operating activities                              (13,920)      (3,380)
------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                       (2,167)        (765)
  Maturities of short-term investments                                        3,404       3,144
-----------------------------------------------------------------------------------------------
        Net cash provided by investing activities                             1,237       2,379
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under capital lease obligations                              -         (69)
  Principal payments on notes payable                                             -        (203)
  Net proceeds (repayments) from line of credit                                 313        (150)
  Net proceeds upon exercise of stock options                                   957         647
  Note advances to stockholders, net                                             (1)         (2)
  Net proceeds from newly issued common stock                                77,280         307
  Payments to settle acquired liabilities                                      (764)          -
  Net proceeds from issuance of convertible preferred stock                       -       7,055
-----------------------------------------------------------------------------------------------
        Net cash provided by financing activities                            77,785       7,585
-----------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                    65,102       6,584
Cash and cash equivalents at the beginning of the period                     16,639       7,426
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the period                         $ 81,741     $14,010
===============================================================================================

           SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

                              PUMA TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements for the three and nine months ended April 30, 2000 and 1999 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999. The results of operations for the interim period ended April 30, 2000 are not necessarily indicative of results to be expected for the full year.

The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries, including the company formerly known as NetMind Technologies, Inc. ("NetMind") that merged with and into a wholly-owned subsidiary of Puma Technology, Inc. on February 24, 2000 in a pooling of interests transaction. The Company issued approximately 8,808,000 shares of Puma Common Stock in the acquisition and assumed options and warrants that can be exercised for approximately 801,000 and 391,000 shares of Puma Common Stock, respectively. All periods presented have been restated in order to include the financial results of NetMind since inception. All significant inter-company accounts and transactions have been eliminated.

Prior to the acquisition, NetMind's fiscal year ended on December 31. The consolidated financial statements for the three months and nine months ended April 30, 2000 and 1999 reflect the results of operations of Puma combined with the results of operations of NetMind for the corresponding periods.

On February 23, 2000, the Company announced a two-for-one stock split in the form of a stock dividend. The record date for the stock split was March 8, 2000 and the payment date was March 22, 2000. The share numbers set forth in these financial statements have been retroactively restated to reflect the stock split.


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

Basic and diluted earnings per share were calculated as follows during the three and nine months ended April 30, 2000 and 1999 respectively:

                      (in thousands, except per share data)
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              APRIL 30,                         APRIL 30,
                                                        2000             1999             2000              1999
---------------------------------------------------------------------------------------------------------------------
BASIC:

    Weighted average common shares                        39,995            30,013           33,678           28,392
                                                    =============    ==============   ==============    =============
    Net loss attributable to common shareholders      $ (10,590)         $ (1,951)       $ (20,930)         $(7,127)
                                                    =============    ==============   ==============    =============
    Net loss per share                                  $ (0.26)         $  (0.07)         $ (0.62)         $ (0.25)
                                                    =============    ==============   ==============    =============
DILUTED:

    Weighted common shares                                39,995            30,013           33,678           28,392

    Common equivalent shares from stock
     options and warrants                                      -                 -                -                -
                                                    -------------    --------------   --------------    -------------
    Shares used in per share calculation                  39,995            30,013           33,678           28,392
                                                    =============    ==============   ==============    =============
    Net loss attributable to common shareholders      $ (10,590)          $ (1,951)     $   (20,930)        $ (7,127)
                                                    =============    ==============   ==============    =============
    Net loss per share                                  $ (0.26)         $  (0.07)         $ (0.62)        $  (0.25)
                                                    =============    ==============   ==============    =============

Diluted loss per share calculation excludes the effect of 5,127,000 and 1,429,000 options outstanding during the nine month periods ended April 30, 2000 and 1999 respectively because of their anti-dilutive impact.

NOTE 4. RESTRUCTURING

In the first quarter of fiscal 1999, we implemented a restructuring program for the purpose of consolidating the majority of our engineering and development work at existing facilities in Nashua, New Hampshire. As part of this program, we implemented a reduction in force of approximately 40 positions that primarily affected the engineering group located at the San Jose facility. The associated severance costs were $210,000. As of July 31, 1999, there was no unused balance.

Additional restructuring charges were also incurred for vacating of a part of the San Jose facility, as well as a leased facility in Nashua. The restructure charge was $558,000.

The following table depicts the restructuring activity through April 30, 2000:

(in thousands)
Restructuring Charges                           Severance and     Accrued lease costs for             Total
                                                Benefits          excess facilities
--------------------------------------------------------------------------------------------------------------
Accrued balance at July 31, 1999                       $ -                        $ 331               $ 331
Cash payments                                            -                          101                 101
                                                --------------------------------------------------------------
Accrued balance at April 30, 2000                      $ -                        $ 230               $ 230
                                                       ===                        =====               =====


NOTE 5. COMPREHENSIVE INCOME/(LOSS)

Our total comprehensive earnings (loss) were as follows:

                                             Three Months Ended                          Nine Months Ended
                                           ------------------------                      -----------------
                                                    April 30,                                      April 30,
                                                  ------------                                    ---------
(In thousands of dollars)                    2000               1999                    2000               1999
                                           --------           --------                --------           --------
Net loss                                   $(10,013)          $(567)                  $(17,053)          $ (5,589)

Unrealized gain (loss)                         (506)           586                        (910)             3,260

Foreign exchange translation gain (loss)         60             (5)                         24                 (5)
                                           --------           --------                --------           --------
Total comprehensive loss                   $(10,459)          $ 14                    $(17,939)          $ (2,334)
                                           ========           ========                ========           ========

The unrealized loss for nine months ended April 30, 2000 relates primarily to the offset of previously recorded unrealized gains on our holdings of Amazon.com stock against realized gains recorded as shares were sold during the period.


NOTE 6. PROXINET ACQUISITION

On October 28, 1999, Puma closed the acquisition of ProxiNet, Inc. ("ProxiNet"), a software development company focusing on software that will enable users with handheld devices and wireline or wireless modems to access the Internet quickly, conveniently and securely. The consolidated financial statements include the results of operations of ProxiNet since the date of acquisition. Under the terms of the agreement, the Company issued 5,200,000 shares of Common Stock in exchange for all outstanding shares of ProxiNet and options to purchase shares of ProxiNet.

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

The value assigned to acquired in-process research and development was determined by identifying research projects in areas for which technology feasibility had not been established as of the acquisition date. These include projects for ProxiWare-TM- and ProxiWeb-TM- technology that is currently branded as the Browse-it-TM- product. The value was determined by estimating the revenue contribution and the percentage of complete of each of these products. The projects were deemed to be 55% complete on the date of acquisition. The net cash flows were then discounted utilizing a weighted average cost of capital of 27.5%. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates described above. Revenues were projected to be generated in 2000 for the products in development at the acquisition date. If these projects are not successfully developed our future revenues and profitability may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

The following unaudited pro-forma consolidated financial information reflects the results of operations for the nine months ended April 30, 2000, as if the acquisition had occurred on August 1, 1999 and after giving effect to purchase accounting adjustments but excluding the impact of write-offs of acquired in-process technology. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on August 1, 1999 and may not be indicative of future operating results (in thousands, except per share data).

                                             Nine months ended April 30, 2000



Pro-forma revenue                                          $21,787
Pro-forma net loss                                        ($18,667)
Pro-forma basic and diluted loss per share                  $(0.55)


NOTE 7.  PRIVATE PLACEMENT

On March 16, 2000, the Company completed a private placement of approximately 1,068,000 shares of Common Stock for approximately $77,000,000 in net proceeds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN OUR FORM 10-K. THIS QUARTERLY REPORT ON FORM 10-Q, AND IN PARTICULAR MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR OUR FUTURE PERFORMANCE THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES INCLUDING THOSE DISCUSSED IN "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" BELOW. IN THIS FORM 10-Q, THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. ACTUAL EVENTS OR OUR ACTUAL FUTURE RESULTS MAY DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS DUE TO SUCH RISKS AND UNCERTAINTIES. WE ASSUME NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ACTUAL RESULTS OR CHANGES IN FACTORS OR ASSUMPTIONS AFFECTING SUCH FORWARD-LOOKING ASSUMPTIONS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS, WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.


RESULTS OF OPERATIONS

OVERVIEW

We develop, market and support mobile device management and synchronization software, enabling consumers, mobile professionals and information technology officers to harness the full capabilities of handheld computers, smart phones, and other wireless personal communication platforms. We currently have eight primary families of products: our Intellisync-Registered Trademark- family of products, which performs advanced data synchronization from handheld devices to personal computers; our Intellisync Anywhere-TM-server product, which performs advanced data synchronization from handheld devices to corporate groupware messaging servers; our Intellisync Software Development Kit or SDK, which enables customers to develop translators for both applications and devices, which can then be incorporated into our product offerings; our Satellite Forms-TM- product, which is a visual rapid application development tool for devices based on the Palm Computing-Registered Trademark- platform; our TranXit-Registered Trademark- family of products, which supports infrared connectivity; and our Intellisync for Notebooks family of products, which combines infrared connectivity with advanced data synchronization; our Browse-it product which delivers web rendering/browsing capabilities for users of handheld devices connecting to the Internet; and our Mind-it-TM- product which is a highly scalable software solution that detects specific, relevant changes on the world wide web that then promptly notifies users about what information has changed. The Intellisync SDK delivers our Sync-it-TM- product that, together with Browse-it and Mind-it form the essential components of the our Mobile Application Platform-TM- (MAP) offering. MAP is the common server platform on which we are building our new mobile solutions.

Intellisync software is used for advanced synchronization of calendar, e-mail, contact and task data between PCs and popular handheld computers, smart phones and smart pagers. Intellisync software is currently distributed directly to end users through our retail distribution channel, Web store, and fulfillment houses, and is bundled with products offered by certain handheld device manufacturers. Intellisync Anywhere and Satellite Forms software are currently distributed directly to the end user and through our corporate marketing/fulfillment partner, Rainmaker Systems, Inc. TranXit and Intellisync for Notebooks software is bundled with products offered by certain handheld device manufacturers and is preloaded on personal computers.

The following table sets forth-certain consolidated statement of operations data as a percentage of revenue for the periods indicated:

---------------------------------------------------------------------------------------------------------------
                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               APRIL 30,                        APRIL 30,
                                                          2000           1999             2000           1999
---------------------------------------------------------------------------------------------------------------
REVENUE                                                  100.0%         100.0%           100.0%         100.0%
---------------------------------------------------------------------------------------------------------------
COST AND OPERATING EXPENSES:
    Cost of revenue                                       11.0            7.2              11.6          10.8
    Research and development                              59.8           52.1              52.3          65.4
    Sales and marketing                                   58.0           46.9              51.0          48.8
    General and administrative                            15.5           17.5              14.9          19.9
    In-process research and development                      -              -              19.4             -
    Amortization of intangibles                           10.3            2.4               8.0           2.5
    Non cash stock compensation                            5.8            1.8               6.1           0.7
    Merger related costs                                  78.9              -              29.0             -
    Restructuring and other charges                          -              -                 -           5.2
----------------------------------------------------------------------------------------------------------------
            Total cost and operating expenses            239.3          127.9             192.2         153.3
----------------------------------------------------------------------------------------------------------------
OPERATING LOSS                                         (139.3)         (27.9)            (92.2)        (53.3)
    Interest and other income, net                        16.3           20.7              16.3          19.5
----------------------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                               (123.0)          (7.2)            (75.9)        (33.8)
    Provision for income taxes                           (2.0)          (3.4)             (2.4)         (4.0)
----------------------------------------------------------------------------------------------------------------
NET LOSS                                               (125.0)         (10.6)            (78.3)        (37.8)
Accretion of mandatorily redeemable
convertible preferred stock to
redemption value                                         (7.2)         (25.8)            (17.8)        (10.4)
----------------------------------------------------------------------------------------------------------------
NET LOSS ATTRIBUTABLE
TO COMMON SHAREHOLDERS                                 (132.2) %       (36.4) %          (96.1) %      (48.2) %
----------------------------------------------------------------------------------------------------------------

REVENUE. Our revenue is derived from two primary sources: software licenses and fees for service. Our revenue for the three months ended April 30, 2000 increased by 49% to $8,014,000 as compared to $5,370,000 for the same period in 1999. For the nine months ended April 30, 2000 revenues increased by 47% to $21,787,000 as compared with $14,777,000 for the same period in 1999. Revenue growth resulted from increased platform licensing of components of our Mobile Application Platform, higher revenues from both personal and server based Intellisync products, and to a lesser extent sales of Satellite Forms.

OEM revenue continues to represent a significant portion of our revenue. OEM revenue of $3,288,000 and $3,089,000 represented 41% and 58% of our revenue, in the three months ended April 30, 2000 and 1999, respectively. OEM revenue of $9,320,000 and $8,052,000 represented 43% and 54% of our revenue, in the nine months ended April 30, 2000 and 1999, respectively. Revenue from Toshiba Corporation of $1,815,000 and $2,278,000 represented 8% and 15% of revenue for the nine months ended April 30, 2000 and 1999, respectively. Revenue from Toshiba of $562,000 and $703,000 accounted for 7% and 13% of revenue during the three months ended April 30, 2000 and 1999, respectively. No other customer accounted for more than 10% of our revenue. Although several OEMs are subject to certain contractual minimum purchase obligations, there can be no assurance that any particular OEM will satisfy the obligation. In addition, we believe that the percentage of revenue derived from OEMs may fluctuate in future periods since the distribution channels used by us for our existing and future products are subject to change. Further, we expect the notebook and PC OEM portion of this revenue is expected to continue to decrease as a percentage of our overall revenue.

International revenue continues to represent a significant portion of our revenue. International revenue of $2,040,000 and $2,031,000 represented approximately 25% and 38% of our revenue for the three months ended April 30, 2000 and 1999, respectively. International revenue of $6,494,000 and $5,701,000 represented approximately 30% and 39% of our revenue for the nine months ended April 30, 2000 and 1999, respectively.

LICENSE REVENUE. License revenue is derived from the licensing of software products and royalty agreements with OEMs. License revenue was $19,612,000 in the first nine months of fiscal 2000 as compared to $13,677,000 in the same period in fiscal 1999. Our license revenues increased for Software Development Kits, Intellisync, Satellite Forms and Intellisync Anywhere Products. These increases were offset by declining revenues in the Intellisync for Notebook and TranXit products.

SERVICE REVENUE. Service revenue is derived from fees for services including customer funded engineering services, amortization of maintenance contract programs and advertising fees. Service revenue of $949,000 and $2,175,000 represented 12% and 10% of our revenue for the three and nine months ended April 30, 2000, respectively. Service revenue of $469,000 and $1,100,000 represented 9% and 7% of our revenue for three and nine months ended April 30, 1999, respectively. These increases were related primarily to increases in advertising fees.

COST OF REVENUE. Cost of revenue consists primarily of product costs and service costs. Product costs include media and duplication, manuals, packing supplies and shipping expenses. Service costs include personnel related costs incurred under customer funded software engineering services and hosting costs for online services. For the three months ended April 30, 2000 and 1999, cost of revenue was $882,000 and $387,000, respectively. This represented 11% and 7% of total revenue, for both fiscal periods, respectively. This increase primarily related to an increase in costs for customer funded engineering projects and to a lesser extent increased hosting costs. For the nine months ended April 30, 2000 and 1999, cost of revenue was $2,524,000 and $1,599,000, respectively, and represented 12% and 11% of total revenue.

Our cost of revenue is affected by the mix among our distribution channels as well as the mix among our revenue sources including royalties, packaged product, customer funded engineering contracts and sales and fulfillment via our Web site.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, quality assurance personnel, product localization, fees to outside contractors and the cost of facilities and depreciation of capital equipment. We invest in research and development both for new products and to provide continuing enhancements to existing products. Research and development expenses increased 71% to $4,792,000 in the third fiscal quarter of 2000 from $2,796,000 in the comparable fiscal quarter of 1999. For the nine months ended April 30, 2000 research and development expenses increased 18% to $11,385,000 from $9,662,000 for the same nine-month period in fiscal 1999. The increase in research and development expenses was primarily due to increased personnel required to integrate the newly acquired Proxinet-TM- and NetMind technologies within our Mobile Application Platform and the development of the Intellisync.com service that is expected to be launched in Q1 of fiscal 2001. While we believe research and development expenses may continue to increase in absolute dollars in the next several quarters, we also expect these expenses to begin decrease as a percentage of revenue during the same periods.

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

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, promotional expenses and other related expenses of sales and marketing personnel. Sales and marketing expenses increased 85% to $4,647,000 in the third fiscal quarter of 2000 from $2,518,000 for the comparable quarter in the prior year. For the nine months ended April 30, 2000 sales and marketing expenses increased 54% to $11,107,000 from $7,209,000 for the same nine-month period in fiscal 1999. The increase in sales and marketing expenses as compared to the third fiscal quarter of 1999 was primarily due to an increase in sales personnel to expand our sales and business development organizations in the US and internationally, including Europe and Asia Pacific, and corporate marketing expenditures in support of the renaming of the company to PUMATECH, Inc. and the portal design costs for Intellisync.com. We anticipate that sales and marketing expenses will continue to increase throughout the remainder of the fiscal year as we continue to expand our direct sales force and the related personnel and marketing support costs also increase.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and other outside professional fees. General and administrative expenses increased 32% to $1,245,000 in the third fiscal quarter of 2000 from $942,000 for the same period in the prior year. For the nine months ended April 30, 2000 general and administrative increased 11% to $3,257,000 from $2,942,000. The increase in spending is primarily attributable to the more complex and demanding infrastructure requirements associated with our growth.

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

AMORTIZATION OF INTANGIBLES. Amortization of intangibles consists of amortization of acquired intangibles, primarily the result of the Proxinet acquisition. Amortization of intangible expense increased 554% to $824,000 in the third fiscal quarter of 2000 from $126,000 for the same period in the prior year. For the nine months ended April 30, 2000 amortization of intangibles increased 377% to $1,733,000 from $363,000. These increases result directly from the Proxinet acquisition.

NON-CASH STOCK COMPENSATION. For the first nine months of fiscal 2000 non-cash stock compensation expense increased to $1,326,000 from $107,000 in the comparable period in fiscal 1999. These expenses are for stock options that were deemed to have been granted at a price less than market value. The majority of the fiscal 2000 non-cash compensation expense relates options that were granted by NetMind Technologies prior to the merger of NetMind with and into a wholly-owned subsidiary of Puma Technology, Inc. These charges are being amortized on a straight-line basis over the vesting period of the options.

MERGER COSTS. During the quarter ended April 30, 2000, the Company incurred $6,322,000 in one-time acquisition related costs for the transaction with NetMind. These costs included direct transaction costs primarily for financial advisory services and professional services costs associated with the merger.

RESTRUCTURING. In the first quarter of fiscal 1999, we implemented a restructuring program for the purpose of consolidating the majority of our engineering and development work at existing facilities in Nashua, New Hampshire. As part of this program, we implemented a reduction in force of approximately 40 positions that primarily affected the engineering group located at the San Jose, California facility. The severance charge was $210,000. This plan was completed at the end of February 1999. As of April 30, 2000, there was no unused balance.

Also as part of the restructuring, we announced plans for vacating a portion of the San Jose facility. We reduced the total cost of leased facilities by subleasing the excess office space. The restructure charge was $558,000. The unused balance as of April 30, 2000 was $230,000.

INTEREST AND OTHER INCOME, NET. Interest and other income, net, represents interest earned by us on our cash and short-term investments, offset by interest expense on capitalized leases and miscellaneous fees and charges. Additionally, a gain related to our investment in PlanetAll, which was acquired by Amazon.com, is also included. Interest and other income, net, increased to $1,309,000 in the third fiscal quarter of 2000 from $1,113,000 for the same period in the prior year. For the nine months ended April 30, 2000 interest and other income, net increased to $3,549,000 from $2,875,000 for the same period in the prior year. The increase in interest and other income, net, was primarily due to the recognition of a gain of $2,182,000 in the nine months ended April 30, 2000 as compared with $1,901,000 of gain recognized in the nine months ended April 30, 1999. These gains were attributable to stock sales and the exchange of Planet All stock for Amazon.com stock up the acquisition of PlanetAll. Additionally, interest income increased as a result higher cash balances subsequent to the closing of the private placement in March 2000 yielding gross proceeds of approximately $82,000,000.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased to $159,000 in the third fiscal quarter of 2000 from $183,000 for the same period in the prior year. For the nine months ended April 30, 2000 the provision for income taxes decreased to $517,000 from $591,000 for same period in the prior year. The provision for income taxes primarily represents foreign withholding taxes on royalties earned from certain foreign customers. Our overall effective tax rate for fiscal 2000 is significantly dependent on the amount and mix of income derived from sources subject to foreign withholding taxes.

ACCRETION OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK TO REDEMPTION VALUE. During fiscal 1999, NetMind issued approximately 4 million shares of Series B Preferred Stock which converted into approximately 3.4 million shares of the Company's common stock upon completion of the NetMind merger in February 2000. Under the terms of the original issuance, the Series B shares were redeemable in September 2003 and 2004, at the higher of their original issue price or the fair value of the stock at the dates of redemption. The difference between the issuance price and the fair value of the Series B stock was accreted by NetMind. Such accretion aggregated to $4,238,000 in fiscal 1999 and $3,877,000 for the nine months ended April 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used $13,920,000 of cash in the first nine months of fiscal 2000 and used $3,380,000 in the first nine months of fiscal 1999, respectively. Net cash used in the first nine months of fiscal 2000 was primarily due to the net loss adjusted for non-cash depreciation and amortization, in-process research and development related asset acquisition and adjusted for changes in deferred revenue, accrued expenses, accounts receivable, prepaid expenses, inventory and accounts payable. Net loss for the nine months ended April 30, 2000 included $6,322,000 in costs associated with the NetMind acquisition.

Cash provided by investing activities was $1,237,000 in the first nine months of fiscal 2000. This compares to $2,379,000 of cash generated in the first nine months of fiscal 1999. Cash generated in the first nine months of fiscal 2000 was primarily due to maturities of short-term investments and adjusted for purchases of short-term investments and to a lesser extent, purchases of property and equipment.

Cash provided by financing activities was $77,785,000 in the first nine months of fiscal 2000 and consisted primarily of the net proceeds from a private placement in March 2000. This compares to $7,585,000 of cash generated in the first nine months of fiscal 1999, which resulted primarily from a private placement by NetMind.

At April 30, 2000, our principal source of liquidity represented by cash, cash equivalents and short-term investments totaled $91,486,000. We currently have no significant capital commitments or bank financing arrangements. We believe that our current cash, cash equivalents and short-term investment balances and cash generated from operations, if any, will be sufficient to meet our working capital and other cash requirements for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         BECAUSE WE HAVE HAD LIMITED INTERNET OPERATING HISTORY, IT IS DIFFICULT TO EVALUATE OUR BUSINESS AND WE MAY FACE VARIOUS RISKS, EXPENSES AND DIFFICULTIES ASSOCIATED WITH EARLY STAGE COMPANIES.

         Historically, we have licensed our products and technology primarily to PC OEMs, corporations and to end users through our channels of distribution. In the second quarter of fiscal 2000, we launched our Internet initiative. The launching of this initiative has required us to add additional resources and to develop and market our Intellisync.com portal and the products and technologies recently acquired in the ProxiNet and NetMind mergers. We plan to market and license our new web-based products and solutions to e-commerce providers, web portals and individual consumers. We also plan to offer these new products and solutions to corporations. While the Browse-it product based on Proxinet's technology was recently announced, other new web based products remain under development. We expect to incur significant costs in completing the launch our Internet initiative.

         Our overall operating results have changed significantly as a result of developing and bringing to market our new Internet products. It is important to understand that our historical financial statements include operating results of our recently launched Internet initiative only to the extent that NetMind's historical operating results have been reflected under pooling-of-interests accounting. As a result of our Internet initiative, we expect our combined results to reflect an operating loss for at least the next several fiscal quarters. There can be no assurance that we will be able to achieve or sustain profitability.

         Since we just launched our Internet initiative, there is little information on which to evaluate our business and prospects as an Internet company. An investor in our common stock should consider the risks, expenses and difficulties that young companies frequently encounter in the new and rapidly evolving markets for Internet products and services. These risks to us include:

         -        our evolving new business model;

         -        our need and ability to manage growth; and

         -        rapid evolution of technology.

         To address these risks and uncertainties, we must take several steps, including:

         -        creating and maintaining strategic relationships;

         -        expanding sales and marketing activities;

         -        integrating existing and acquired technologies;

         -        expanding its customer base and retaining key clients;

         -        introducing new services;

         - managing rapidly growing operations, including new facilities and information technology infrastructure;

         -        competing in a highly competitive market; and

         -        attracting, retaining and motivating key employees.

         We may not be successful in implementing any of our strategies or in addressing these risks and uncertainties. We expect that our operating expenses will continue to increase, primarily as a result of our investment in our new Internet product initiative. Moreover, even if we accomplish our objectives, we still may not achieve sustainable profitability in the future.

         We have invested substantial amounts in technology and infrastructure development. We expect to continue to invest substantial financial and other resources to develop and introduce new Internet and wireless products and services, and to expand our sales and marketing organizations, strategic relationships and operating infrastructure. We expect that our cost of revenue, sales and marketing expenses, general and administrative expenses, operations and customer support expenses, and depreciation and amortization expenses will continue to increase in absolute dollars and may increase as a percent of revenue. If revenue does not correspondingly increase, our operating results and financial condition could be negatively affected.

         OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND MAY BE DIFFICULT TO PREDICT.

         Our operating results have fluctuated in the past, and with our Internet product initiative and the Proxinet and NetMind mergers, our operating results are likely to fluctuate significantly. A number of factors, many of which are outside of our control, are likely to cause fluctuations in operating results, including, but not limited to:

         -        the demand for our products and services;

         - our success in developing new products and integrating acquired technologies;

         - the timing of new product introductions by us and our competitors;

         - market acceptance of our new and enhanced products and services;

         - market acceptance of handheld devices generally, and those supported by our products and services;


                                       18
Introduced in the second quarter of fiscal 1999, Intellisync Anywhere is a server-based solution that provides secure, reliable synchronization of email and personal information manager data to mobile devices both in connected and wireless environments. We are currently working on expanding Intellisync Anywhere to include support for Lotus Domino, Novell Groupwise and to incorporate our Satellite Forms functionality.

The Intellisync SDK is primarily licensed directly to both hardware and software manufacturers to enable their products to work with Intellisync software.

Satellite Forms is a visual development tool that enables developers to create complete applications for the Palm Computing platform - without programming. These integrate tightly with corporate data stored in Microsoft Access, Oracle, DB2, Lotus Notes and others.

TranXit and Intellisync for Notebooks software is licensed primarily to original equipment manufacturer customers which are primarily makers of laptop computers. These OEM customers license our software for inclusion in their laptop computers to enable infrared and advanced data synchronization from the laptop back to desktop computers. These OEM customers include our software in their products during the manufacturing process and for each device shipped, we earn a royalty. Royalties are typically paid to us based on actual usage or forecasted volume, although certain contracts contain fixed royalties regardless of volume, for a given time period.

The following table sets forth-certain consolidated statement of operations data as a percentage of revenue for the periods indicated:

---------------------------------------------------------------------------------------------------------------
                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               APRIL 30,                        APRIL 30,
                                                          2000           1999             2000           1999
---------------------------------------------------------------------------------------------------------------
REVENUE                                                  100.0%         100.0%           100.0%         100.0%
---------------------------------------------------------------------------------------------------------------
COST AND OPERATING EXPENSES:
    Cost of revenue                                       11.0            7.2              11.6          10.8
    Research and development                              59.8           52.1              52.3          65.4
    Sales and marketing                                   58.0           46.9              51.0          48.8
    General and administrative                            15.5           17.5              14.9          19.9
    In-process research and development                      -              -              19.4             -
    Amortization of intangibles                           10.3            2.4               8.0           2.5
    Non cash stock compensation                            5.8            1.8               6.1           0.7
    Merger related costs                                  78.9              -              29.0             -
    Restructuring and other charges                          -              -                 -           5.2
----------------------------------------------------------------------------------------------------------------
            Total cost and operating expenses            239.3          127.9             192.2         153.3
----------------------------------------------------------------------------------------------------------------
OPERATING LOSS                                         (139.3)         (27.9)            (92.2)        (53.3)
    Interest and other income, net                        16.3           20.7              16.3          19.5
----------------------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                               (123.0)          (7.2)            (75.9)        (33.8)
    Provision for income taxes                           (2.0)          (3.4)             (2.4)         (4.0)
----------------------------------------------------------------------------------------------------------------
NET LOSS                                               (125.0)         (10.6)            (78.3)        (37.8)
Accretion of mandatorily redeemable
convertible preferred stock to
redemption value                                         (7.2)         (25.8)            (17.8)        (10.4)
----------------------------------------------------------------------------------------------------------------
NET LOSS ATTRIBUTABLE
TO COMMON SHAREHOLDERS                                 (132.2) %       (36.4) %          (96.1) %      (48.2) %
----------------------------------------------------------------------------------------------------------------

REVENUE. Our revenue is derived from two primary sources: software licenses and fees for service. Our revenue for the three months ended April 30, 2000 increased by 49% to $8,014,000 as compared to $5,370,000 for the same period in 1999. For the nine months ended April 30, 2000 revenues increased by 47% to $21,787,000 as compared with $14,777,000 for the same period in 1999. Revenue growth resulted from increased platform licensing of components of our Mobile Application Platform, higher revenues from both personal and server based Intellisync products, and to a lesser extent sales of Satellite Forms.

OEM revenue continues to represent a significant portion of our revenue. OEM revenue of $3,288,000 and $3,089,000 represented 41% and 58% of our revenue, in the three months ended April 30, 2000 and 1999, respectively. OEM revenue of $9,320,000 and $8,052,000 represented 43% and 54% of our revenue, in the nine months ended April 30, 2000 and 1999, respectively. Revenue from Toshiba Corporation of $1,815,000 and $2,278,000 represented 8% and 15% of revenue for the nine months ended April 30, 2000 and 1999, respectively. Revenue from Toshiba of $562,000 and $703,000 accounted for 7% and 13% of revenue during the three months ended April 30, 2000 and 1999, respectively. No other customer accounted for more than 10% of our revenue. Although several OEMs are subject to certain contractual minimum purchase obligations, there can be no assurance that any particular OEM will satisfy the obligation. In addition, we believe that the percentage of revenue derived from OEMs may fluctuate in future periods since the distribution channels used by us for our existing and future products are subject to change. Further, we expect the notebook and PC OEM portion of this revenue is expected to continue to decrease as a percentage of our overall revenue.

International revenue continues to represent a significant portion of our revenue. International revenue of $2,040,000 and $2,031,000 represented approximately 25% and 38% of our revenue for the three months ended April 30, 2000 and 1999, respectively. International revenue of $6,494,000 and $5,701,000 represented approximately 30% and 39% of our revenue for the nine months ended April 30, 2000 and 1999, respectively.

LICENSE REVENUE. License revenue is derived from the licensing of software products and royalty agreements with OEMs. License revenue was $19,612,000 in the first nine months of fiscal 2000 as compared to $13,677,000 in the same period in fiscal 1999. Our license revenues increased for Software Development Kits, Intellisync, Satellite Forms and Intellisync Anywhere Products. These increases were offset by declining revenues in the Intellisync for Notebook and TranXit products.

SERVICE REVENUE. Service revenue is derived from fees for services including customer funded engineering services, amortization of maintenance contract programs and advertising fees. Service revenue of $949,000 and $2,175,000 represented 12% and 10% of our revenue for the three and nine months ended April 30, 2000, respectively. Service revenue of $469,000 and $1,100,000 represented 9% and 7% of our revenue for three and nine months ended April 30, 1999, respectively. These increases were related primarily to increases in advertising fees.

COST OF REVENUE. Cost of revenue consists primarily of product costs and service costs. Product costs include media and duplication, manuals, packing supplies and shipping expenses. Service costs include personnel related costs incurred under customer funded software engineering services and hosting costs for online services. For the three months ended April 30, 2000 and 1999, cost of revenue was $882,000 and $387,000, respectively. This represented 11% and 7% of total revenue, for both fiscal periods, respectively. This increase primarily related to an increase in costs for customer funded engineering projects and to a lesser extent increased hosting costs. For the nine months ended April 30, 2000 and 1999, cost of revenue was $2,524,000 and $1,599,000, respectively, and represented 12% and 11% of total revenue.

Our cost of revenue is affected by the mix among our distribution channels as well as the mix among our revenue sources including royalties, packaged product, customer funded engineering contracts and sales and fulfillment via our Web site.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, quality assurance personnel, product localization, fees to outside contractors and the cost of facilities and depreciation of capital equipment. We invest in research and development both for new products and to provide continuing enhancements to existing products. Research and development expenses increased 71% to $4,792,000 in the third fiscal quarter of 2000 from $2,796,000 in the comparable fiscal quarter of 1999. For the nine months ended April 30, 2000 research and development expenses increased 18% to $11,385,000 from $9,662,000 for the same nine-month period in fiscal 1999. The increase in research and development expenses was primarily due to increased personnel required to integrate the newly acquired Proxinet-TM- and NetMind technologies within our Mobile Application Platform and the development of the Intellisync.com service that is expected to be launched in Q1 of fiscal 2001. While we believe research and development expenses may continue to increase in absolute dollars in the next several quarters, we also expect these expenses to begin decrease as a percentage of revenue during the same periods.

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

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, promotional expenses and other related expenses of sales and marketing personnel. Sales and marketing expenses increased 85% to $4,647,000 in the third fiscal quarter of 2000 from $2,518,000 for the comparable quarter in the prior year. For the nine months ended April 30, 2000 sales and marketing expenses increased 54% to $11,107,000 from $7,209,000 for the same nine-month period in fiscal 1999. The increase in sales and marketing expenses as compared to the third fiscal quarter of 1999 was primarily due to an increase in sales personnel to expand our sales and business development organizations in the US and internationally, including Europe and Asia Pacific, and corporate marketing expenditures in support of the renaming of the company to PUMATECH, Inc. and the portal design costs for Intellisync.com. We anticipate that sales and marketing expenses will continue to increase throughout the remainder of the fiscal year as we continue to expand our direct sales force and the related personnel and marketing support costs also increase.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and other outside professional fees. General and administrative expenses increased 32% to $1,245,000 in the third fiscal quarter of 2000 from $942,000 for the same period in the prior year. For the nine months ended April 30, 2000 general and administrative increased 11% to $3,257,000 from $2,942,000. The increase in spending is primarily attributable to the more complex and demanding infrastructure requirements associated with our growth.

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

AMORTIZATION OF INTANGIBLES. Amortization of intangibles consists of amortization of acquired intangibles, primarily the result of the Proxinet acquisition. Amortization of intangible expense increased 554% to $824,000 in the third fiscal quarter of 2000 from $126,000 for the same period in the prior year. For the nine months ended April 30, 2000 amortization of intangibles increased 377% to $1,733,000 from $363,000. These increases result directly from the Proxinet acquisition.

NON-CASH STOCK COMPENSATION. For the first nine months of fiscal 2000 non-cash stock compensation expense increased to $1,326,000 from $107,000 in the comparable period in fiscal 1999. These expenses are for stock options that were deemed to have been granted at a price less than market value. The majority of the fiscal 2000 non-cash compensation expense relates options that were granted by NetMind Technologies prior to the merger of NetMind with and into a wholly-owned subsidiary of Puma Technology, Inc. These charges are being amortized on a straight-line basis over the vesting period of the options.

MERGER COSTS. During the quarter ended April 30, 2000, the Company incurred $6,322,000 in one-time acquisition related costs for the transaction with NetMind. These costs included direct transaction costs primarily for financial advisory services and professional services costs associated with the merger.

RESTRUCTURING. In the first quarter of fiscal 1999, we implemented a restructuring program for the purpose of consolidating the majority of our engineering and development work at existing facilities in Nashua, New Hampshire. As part of this program, we implemented a reduction in force of approximately 40 positions that primarily affected the engineering group located at the San Jose, California facility. The severance charge was $210,000. This plan was completed at the end of February 1999. As of April 30, 2000, there was no unused balance.

Also as part of the restructuring, we announced plans for vacating a portion of the San Jose facility. We reduced the total cost of leased facilities by subleasing the excess office space. The restructure charge was $558,000. The unused balance as of April 30, 2000 was $230,000.

INTEREST AND OTHER INCOME, NET. Interest and other income, net, represents interest earned by us on our cash and short-term investments, offset by interest expense on capitalized leases and miscellaneous fees and charges. Additionally, a gain related to our investment in PlanetAll, which was acquired by Amazon.com, is also included. Interest and other income, net, increased to $1,309,000 in the third fiscal quarter of 2000 from $1,113,000 for the same period in the prior year. For the nine months ended April 30, 2000 interest and other income, net increased to $3,549,000 from $2,875,000 for the same period in the prior year. The increase in interest and other income, net, was primarily due to the recognition of a gain of $2,182,000 in the nine months ended April 30, 2000 as compared with $1,901,000 of gain recognized in the nine months ended April 30, 1999. These gains were attributable to stock sales and the exchange of Planet All stock for Amazon.com stock up the acquisition of PlanetAll. Additionally, interest income increased as a result higher cash balances subsequent to the closing of the private placement in March 2000 yielding gross proceeds of approximately $82,000,000.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased to $159,000 in the third fiscal quarter of 2000 from $183,000 for the same period in the prior year. For the nine months ended April 30, 2000 the provision for income taxes decreased to $517,000 from $591,000 for same period in the prior year. The provision for income taxes primarily represents foreign withholding taxes on royalties earned from certain foreign customers. Our overall effective tax rate for fiscal 2000 is significantly dependent on the amount and mix of income derived from sources subject to foreign withholding taxes.

ACCRETION OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK TO REDEMPTION VALUE. During fiscal 1999, NetMind issued approximately 4 million shares of Series B Preferred Stock which converted into approximately 3.4 million shares of the Company's common stock upon completion of the NetMind merger in February 2000. Under the terms of the original issuance, the Series B shares were redeemable in September 2003 and 2004, at the higher of their original issue price or the fair value of the stock at the dates of redemption. The difference between the issuance price and the fair value of the Series B stock was accreted by NetMind. Such accretion aggregated to $4,238,000 in fiscal 1999 and $3,877,000 for the nine months ended April 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities used $13,920,000 of cash in the first nine months of fiscal 2000 and used $3,380,000 in the first nine months of fiscal 1999, respectively. Net cash used in the first nine months of fiscal 2000 was primarily due to the net loss adjusted for non-cash depreciation and amortization, in-process research and development related asset acquisition and adjusted for changes in deferred revenue, accrued expenses, accounts receivable, prepaid expenses, inventory and accounts payable. Net loss for the nine months ended April 30, 2000 included $6,322,000 in costs associated with the NetMind acquisition.

Cash provided by investing activities was $1,237,000 in the first nine months of fiscal 2000. This compares to $2,379,000 of cash generated in the first nine months of fiscal 1999. Cash generated in the first nine months of fiscal 2000 was primarily due to maturities of short-term investments and adjusted for purchases of short-term investments and to a lesser extent, purchases of property and equipment.

Cash provided by financing activities was $77,785,000 in the first nine months of fiscal 2000 and consisted primarily of the net proceeds from a private placement in March 2000. This compares to $7,585,000 of cash generated in the first nine months of fiscal 1999, which resulted primarily from a private placement by NetMind.

At April 30, 2000, our principal source of liquidity represented by cash, cash equivalents and short-term investments totaled $91,486,000. We currently have no significant capital commitments or bank financing arrangements. We believe that our current cash, cash equivalents and short-term investment balances and cash generated from operations, if any, will be sufficient to meet our working capital and other cash requirements for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         BECAUSE WE HAVE HAD LIMITED INTERNET OPERATING HISTORY, IT IS DIFFICULT TO EVALUATE OUR BUSINESS AND WE MAY FACE VARIOUS RISKS, EXPENSES AND DIFFICULTIES ASSOCIATED WITH EARLY STAGE COMPANIES.

         Historically, we have licensed our products and technology primarily to PC OEMs, corporations and to end users through our channels of distribution. In the second quarter of fiscal 2000, we launched our Internet initiative. The launching of this initiative has required us to add additional resources and to develop and market our Intellisync.com portal and the products and technologies recently acquired in the ProxiNet and NetMind mergers. We plan to market and license our new web-based products and solutions to e-commerce providers, web portals and individual consumers. We also plan to offer these new products and solutions to corporations. While the Browse-it product based on Proxinet's technology was recently announced, other new web based products remain under development. We expect to incur significant costs in completing the launch our Internet initiative.

         Our overall operating results have changed significantly as a result of developing and bringing to market our new Internet products. It is important to understand that our historical financial statements include operating results of our recently launched Internet initiative only to the extent that NetMind's historical operating results have been reflected under pooling-of-interests accounting. As a result of our Internet initiative, we expect our combined results to reflect an operating loss for at least the next several fiscal quarters. There can be no assurance that we will be able to achieve or sustain profitability.

         Since we just launched our Internet initiative, there is little information on which to evaluate our business and prospects as an Internet company. An investor in our common stock should consider the risks, expenses and difficulties that young companies frequently encounter in the new and rapidly evolving markets for Internet products and services. These risks to us include:

         -        our evolving new business model;

         -        our need and ability to manage growth; and

         -        rapid evolution of technology.

         To address these risks and uncertainties, we must take several steps, including:

         -        creating and maintaining strategic relationships;

         -        expanding sales and marketing activities;

         -        integrating existing and acquired technologies;

         -        expanding its customer base and retaining key clients;

         -        introducing new services;

         - managing rapidly growing operations, including new facilities and information technology infrastructure;

         -        competing in a highly competitive market; and

         -        attracting, retaining and motivating key employees.

         We may not be successful in implementing any of our strategies or in addressing these risks and uncertainties. We expect that our operating expenses will continue to increase, primarily as a result of our investment in our new Internet product initiative. Moreover, even if we accomplish our objectives, we still may not achieve sustainable profitability in the future.

         We have invested substantial amounts in technology and infrastructure development. We expect to continue to invest substantial financial and other resources to develop and introduce new Internet and wireless products and services, and to expand our sales and marketing organizations, strategic relationships and operating infrastructure. We expect that our cost of revenue, sales and marketing expenses, general and administrative expenses, operations and customer support expenses, and depreciation and amortization expenses will continue to increase in absolute dollars and may increase as a percent of revenue. If revenue does not correspondingly increase, our operating results and financial condition could be negatively affected.

         OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND MAY BE DIFFICULT TO PREDICT.

         Our operating results have fluctuated in the past, and with our Internet product initiative and the Proxinet and NetMind mergers, our operating results are likely to fluctuate significantly. A number of factors, many of which are outside of our control, are likely to cause fluctuations in operating results, including, but not limited to:

         -        the demand for our products and services;

         - our success in developing new products and integrating acquired technologies;

         - the timing of new product introductions by us and our competitors;

         - market acceptance of our new and enhanced products and services;

         - market acceptance of handheld devices generally, and those supported by our products and services;

         -        the emergence of new industry standards;

         -        the timing of customer orders;

         -        the mix of products and services sold;

         -        product life cycles;

         -        competition;

         -        the mix of distribution channels employed;

         -        seasonal trends;

         - the timing and magnitude of our capital expenditures, including costs relating to the expansion of operations;

         - the evolving and unpredictable nature of the markets for our products and mobile computing devices generally;

         - the rate of growth of the Internet and the personal computer market in general; and

         -        general economic conditions.

         In addition, we typically operate with a relatively small order backlog. As a result, quarterly sales and operating results depend in part on the volume and timing of orders received and fulfilled within the quarter, which are difficult to forecast. A significant portion of our expense levels are fixed in advance, based in large part on our resource requirements to meet planned product and customer requirements. If revenue is below expectations in any given quarter, the adverse impact of the shortfall on operating results may be magnified by our inability to adjust spending to compensate for the shortfall. Therefore, a shortfall in actual revenue as compared to estimated revenue would have an immediate adverse effect on our business, operating results and financial condition that could be material.

         Due to our ongoing efforts to expand into retail and reseller channels, we are focusing our efforts on licensing our SDK to software developers and mobile computing device manufacturers and licensing our server and personal applications to corporations. As a result, we expect that our notebook and PC OEM revenue will decrease as a percentage of our overall revenue. This new sales strategy has the following risks:

         - sales into these channels are harder to predict and may have lower margins than sales in other channels;

         - we have a very limited history in penetration and support for these channels;

         - the average transaction size and sales cycle vary significantly, making forecasting difficult;

         - smaller transactions may have relatively higher administrative costs;

         - any significant deferral of purchases of our products by customers could jeopardize our operating results in any particular quarter;

         - to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected;

         - products that are accepted in the OEM market may not be readily accepted by corporations; and

         - we may incur increased costs related to new infrastructure requirements.

         Our gross margin on service revenue, particularly non-recurring engineering service revenue, is substantially lower than gross margin on license revenue. Any increase in non-recurring engineering service revenue would have a corresponding increase in cost of revenue and would have an adverse effect on our gross margins. We may also change prices or increase spending in response to competition or to pursue new market opportunities.

         The operating results of many software companies reflect seasonal fluctuation. For example, sales in Europe and certain other countries typically are adversely affected in the summer months when business activity is reduced. Our revenue and operating results may be adversely affected by diminished demand for products on a seasonal basis.

         Period-to-period comparisons of operating results are not a good indication of future performance. It is likely that operating results in some quarters will be below market expectations. In this event, the price of our common stock is likely to decline.

         THE SIZE OF THE MOBILE COMPUTING MARKET CANNOT BE ACCURATELY PREDICTED, AND IF OUR MARKET DOES NOT GROW AS WE EXPECT, OUR REVENUE WILL BE BELOW OUR EXPECTATIONS AND OUR BUSINESS AND FINANCIAL RESULTS WILL SUFFER.

         We are focusing on expanding into the mobile computing market, an unproven market. Accordingly, the size of this market cannot be accurately estimated and therefore we are unable to accurately determine the potential demand for our products and services. If our customer base does not expand or if there is not widespread acceptance of our products and services, our business and prospects will be harmed. We believe that our potential to grow and increase the market acceptance of our products depends principally on the following factors, some of which are beyond our control:

         -        the effectiveness of our marketing strategy and efforts;

         -        our product and service differentiation and quality;

         -        our ability to provide timely, effective customer support;

         - our distribution and pricing strategies as compared to our competitors;

         - growth in the sales of handheld devices supported by our software and growth in wireless network capabilities to match end user demand and requirements;

         -        our industry reputation; and

         - general economic conditions such as downturns in the computer or software markets.

         RAPID GROWTH IN OUR BUSINESS COULD STRAIN OUR RESOURCES AND HARM OUR BUSINESS AND FINANCIAL RESULTS.

         The planned expansion of our Internet initiative as well as growth in our existing enterprise business will place a significant strain on our management, financial controls, operations systems, personnel and other resources. To date, revenue recognized from our Internet initiatives has been limited. If we are successful in implementing our marketing strategy, we also expect the demands on our technical support resources to grow rapidly, and we may experience difficulties responding to customer demand for our services and providing technical support in accordance with our customers' expectations. We expect that these demands will require not only the addition of new management personnel, but also the development of additional expertise by existing management personnel and the establishment of long-term relationships with third-party service vendors. Additionally, we have recently opened additional facilities in New Hampshire and intend to open new offices in Europe. We may encounter difficulties in integrating information and communications systems in multiple locations. We may not be able to keep pace with growth, successfully implement and maintain our operational and financial systems or successfully obtain, integrate and utilize the employees, facilities, third-party vendors and equipment, or management, operational and financial resources necessary to manage a developing and expanding business in our evolving and increasingly competitive industry. If we are unable to manage growth effectively, we may lose customers or fail to attract new customers and our business and financial results will suffer.

         THE INTEGRATION OF KEY NEW EMPLOYEES AND OFFICERS INTO OUR MANAGEMENT TEAM HAS INTERFERED, AND WILL CONTINUE TO INTERFERE, WITH OUR OPERATIONS.

         We have recently hired a number of key employees and we are currently seeking additional engineering, sales and marketing personnel. In addition, there has been turnover among our officers as two individuals added as officers at the closing of the NetMind merger have since left the company. To integrate into Puma, new employees must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties. Accordingly, the integration of new personnel has resulted and will continue to result in some disruption to our ongoing operations. If we fail to complete this integration in an efficient manner, our business and financial results will suffer.

         WE MUST RETAIN AND ATTRACT KEY EMPLOYEES OR ELSE WE MAY NOT GROW OR BE SUCCESSFUL.

         We are highly dependent on key members of our management and engineering staff. The loss of one or more of these officers or key employees might impede the achievement of our business objectives. Furthermore, recruiting and retaining qualified technical personnel to perform research, development and technical support is critical to our success. If our business grows, we will also need to recruit a significant number of management, technical and other personnel for our business. Competition for employees in our industry and geographic location is intense. We may not be able to continue to attract and retain skilled and experienced personnel on acceptable terms.

         ACQUISITIONS WE HAVE MADE AND MAY MAKE IN THE FUTURE COULD DISRUPT OUR BUSINESS OR NOT BE SUCCESSFUL AND HARM OUR FINANCIAL CONDITION.

         We have in the past acquired or made investments in, and intend in the future to acquire or make investments in other complementary companies, products and technologies. We have acquired NetMind Technologies, Inc., ProxiNet, Inc., SoftMagic, Inc., RealWorld Solutions, Inc. and IntelliLink Corp. In the event of any future acquisitions or investments, we could:

         - issue stock that would dilute the ownership of our then existing stockholders;

         -        incur debt;

         -        assume liabilities;

         - face SEC challenges to the accounting treatment of these acquisitions which may result in changes to our financial statements and cause us to incur charges to earnings over time that we did not expect;

         - incur amortization expenses related to goodwill and other intangible assets; or

         -        incur large and immediate write-offs.

These acquisitions and investments also involve numerous risks, including:

         - problems integrating the operations, technologies or products purchased with those we already have;

         -        unanticipated costs and liabilities;

         -        diversion of management's attention from our core business;

         - adverse effects on existing business relationships with suppliers and customers;

         - risks associated with entering markets in which we have no or limited prior experience; and

         - potential loss of key employees, particularly those of the acquired organizations.

         FAILURE OF THE NETMIND MERGER TO QUALIFY AS A POOLING OF INTERESTS WOULD HARM OUR FINANCIAL RESULTS.

         If the NetMind merger does not qualify for pooling of interests accounting treatment for financial reporting purposes, our future reported earnings would be harmed due to amortization of goodwill and other intangible assets, which would be likely to harm the trading price of our common stock. The availability of pooling of interests accounting treatment for this merger depends upon circumstances and events occurring before and after the effective time of the merger. For example, there must not be any significant changes in our business, including significant dispositions of assets, for a period of two years following completion of the merger.

         BECAUSE TRACKING INTERNET-BASED INFORMATION ACROSS THE ENTIRE WORLDWIDE WEB IS A HIGHLY COMPLEX PROCESS, OUR PRODUCTS AND SERVICES MAY HAVE ERRORS OR DEFECTS THAT COULD SERIOUSLY HARM OUR BUSINESS.

         The tracking of Internet-based information across the entire worldwide web is a highly complex process. We and our customers have, from time to time, discovered errors and defects in our software. In the future, there may be additional errors and defects in our software that may adversely affect our products and services. If we are unable to efficiently fix errors or other problems that may be identified, we could experience:

         -        loss of or delay in revenue and loss of market share;

         -        loss of customers;

         -        failure to attract new customers or achieve market acceptance;

         -        diversion of development resources;

         -        loss of reputation and credibility;

         -        increased service costs; and

         -        legal actions by our customers.

         REGULATIONS OR CONSUMER CONCERNS REGARDING PRIVACY ON THE INTERNET COULD LIMIT MARKET ACCEPTANCE OF OUR PRODUCTS AND SERVICES.

         Our products and services will allow our customers to develop and maintain web user profiles to tailor content to specific users. Profile development involves both data supplied by the user and data derived from the user's web site behavior. Privacy concerns may cause users to resist providing personal data or to avoid web sites that track user behavior. In addition, legislative or regulatory requirements may heighten consumer concerns if businesses must notify web site users that user profile data may be used to direct product promotion and advertising to users. Other countries and political entities, such as the European Economic Community, have adopted such legislation or regulatory requirements. The United States may do so in the future. If privacy legislation is enacted or consumer privacy concerns limit the market acceptance of personalization software, our business, financial condition and operating results could be harmed.

         We use cookies to provide users convenient access to the web sites they are minding and to track demographic information and user preferences. A cookie is information keyed to a specific user that is stored on a computer's hard drive, typically without the user's knowledge. Cookies are generally removable by the user, although removal could affect the content available on a particular site. A number of governmental bodies and commentators in the United States and abroad have urged passage of laws limiting or abolishing the use of cookies. If such laws are passed or if users begin to delete or refuse cookies as a common practice, market demand for our products and services could be reduced.

         ACTIONS BY MAJOR WEB SITE PROVIDERS TO BLOCK OUR SOFTWARE FROM MINDING THEIR SITES COULD LIMIT MARKET ACCEPTANCE OF OUR PRODUCTS.

         One of the primary benefits of our products and services is that they bring users back to a web site through click-throughs on links within our change notifications. This is generally very beneficial to web site providers. These providers do, however, have the ability to detect our monitoring of their sites and could block our access to their site. Widespread blocking by major web sites could seriously limit market acceptance of our products.

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

         Specifically, even if an Internet personalization services market does develop, services that we currently offer or may offer in the future may not achieve widespread market acceptance. Failure of our current and planned services to operate as expected could delay or prevent their adoption. If our target customers do not adopt, purchase and successfully deploy our current and planned services, our revenue will not grow significantly and our business, results of operations and financial condition will be seriously harmed. We have not taken any steps to mitigate the risks associated with reduced demand for our existing
Internet personalization services.

         THERE ARE MANY COMPANIES PROVIDING COMPETING PRODUCTS AND SERVICES.

         There are few substantial barriers to entry and we expect that we will face additional competition from existing competitors and new market entrants in the future.

         We currently faces direct competition with respect to individual elements of our Mobile Application Platform (MAP) including Sync-it, Browse-it and Mind-it. Sync-it faces competition from Advanced Systems, Inc., Aether Systems, Inc., Chapura, Inc., DataViz, Inc., Extended Systems, Inc., fusionOne, Inc., IBM Corporation, Laplink.com, Inc., Motorola, Inc., Phone.com, Inc and River Run Computers, Inc. Browse-it's transformation and mobile content distribution features face competition from AvantGo, Inc., Broadvision, Inc., InfoSpace, Inc., OpenTV, Inc. and Oracle Corporation. Finally, Mind-it faces competition from Aeneid Corporation, Alerts.com, Inc., and The Informant in the area of alerts and notifications and competition from MicroStrategy, Inc., Net Perceptions, Inc. and Personify, Inc. in the areas of personalization, profiling and analytics. In addition to direct competition noted above, we face indirect competition from existing and potential customers that may provide internally developed solutions to each of elements of MAP.

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

         -        loss of customers or failure to obtain additional customers;
                  and

         -        loss of market share.

         Any one of these could materially and adversely affect our business, financial condition and results of operations.

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


         WE MAY REQUIRE ADDITIONAL CAPITAL, WHICH WE MAY NOT BE ABLE TO OBTAIN.

         The expansion and development of our business may require additional capital in the future to fund our operating losses, working capital needs and capital expenditures. We may not be able to obtain future equity or debt financing on satisfactory terms or at all. Our failure to generate sufficient cash flows from sales of products and services or to raise sufficient funds may require us to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities. Our inability to obtain additional capital on satisfactory terms may delay or prevent the expansion of our business, which could cause our business, operating results and financial condition to suffer.

         Our working capital is primarily comprised of cash, accounts receivable, accounts payable and accrued expenses. The timing and amount of our future capital requirements may vary significantly depending on numerous factors, including our financial performance, technological, competitive and other developments in our industry. These factors may cause our actual revenue and costs to vary from expected amounts, possibly to a material degree, and such variations are likely to affect our future capital requirements.

         FOREIGN EXCHANGE FLUCTUATIONS COULD DECREASE OUR REVENUES OR CAUSE US TO LOSE MONEY, ESPECIALLY SINCE WE DO NOT HEDGE AGAINST CURRENCY FLUCTUATIONS.

         To date, the majority of our customers have paid for our services in U.S. dollars. For fiscal 1998, 1999, and through the first nine months of fiscal 2000 costs denominated in foreign currencies were nominal and we had minimal foreign currency losses during those periods. However, we believe that in the future an increasing portion of our costs will be denominated in foreign currencies. Fluctuations in the value of the Yen, Euro or other foreign currencies may cause our business and prospects to suffer. We currently do not engage in foreign exchange hedging activities and, although we have not yet experienced any material losses due to foreign currency fluctuation, our international revenues are currently subject to the risks of foreign currency fluctuations and such risks will increase as our international revenues increase.

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

         We believe that we have substantially identified and resolved all potential Year 2000 Problems with any of the software products that we develop and market. However, we also believe that it is not possible to determine with complete certainty that all Year 2000 Problems affecting its software products have been identified or corrected due to the complexity of these products and the fact that these products interact with other third-party vendor products and operate on computer systems which are not under our control.

         Since January 1, 2000, we have had minimal interruptions with third-party software and we have not received any significant complaints from any customers relating to Year 2000 problems in their products. We have not developed any Year 2000 contingency plans. We do not believe that the Year 2000 Problem will have a material adverse effect on our business or results of operations.

OUR FAILURE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS MAY HARM OUR COMPETITIVE POSITION.

     We rely on a combination of patents, copyrights, trademark, service mark and trade secret laws and contractual restrictions to establish and protect proprietary rights in our products and services. However, we will not be able to protect our intellectual property if we are unable to enforce our rights or we do not detect unauthorized use of our intellectual property.

         Although we currently have eleven issued United States patents and have additional patent applications pending, we cannot be certain that such patents and patent applications will provide an adequate level of intellectual property protection. In addition, we have corresponding international patent applications pending under the Patent Cooperation Treaty in countries to be designated at a later date. We cannot be certain that any pending or future patent applications will be granted, that any pending or future patents will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us.

         We have also provided our source code under escrow agreements and to foreign translators which may increase the likelihood of misappropriation by third parties.

         We have applied for trademarks and service marks on certain terms and symbols that we believe are important for our business. However, the steps we have taken to protect our technology or intellectual property may be inadequate. Our competitors may independently develop technologies that are substantially equivalent or superior to ours. Moreover, in other countries where we do business, there may not be effective legal protection of patents and other proprietary rights that we believe are important to our business.

         As a matter of company policy, we enter into confidentiality and assignment agreements with its employees, consultants and vendors. We also control access to and distribution of our software, documents and other proprietary information. Notwithstanding these precautions, it may be possible for an unauthorized third party to copy or otherwise obtain and use our software or other proprietary information or to develop similar software independently. Policing unauthorized use of our products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software and other transmitted data. The laws of other countries may afford us little or no effective protection of our intellectual property. The steps we have taken to prevent misappropriation of our technology, including entering into agreements for that purpose may be insufficient. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of our management resources, either of which could harm our business.



         WE MAY BE UNABLE TO LICENSE NECESSARY TECHNOLOGY AND IT MAY BE SUBJECT TO INFRINGEMENT CLAIMS BY THIRD PARTIES.

         Our commercial success will also depend in part on not infringing the proprietary rights of others and not breaching technology licenses that cover technology used in its products. It is uncertain whether any third party patents will require us to develop alternative technology or to alter our products or processes, obtain licenses or cease activities that infringe on third party's intellectual property rights. If any such licenses are required, we may not be able to obtain such licenses on commercially favorable terms, if at all. Our failure to obtain a license to any technology that we may require to commercialize our products and services could cause our business and prospects to suffer. Litigation may also be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of third party proprietary rights.

         WE ARE DEPENDENT ON NON-EXCLUSIVE LICENSES FOR CERTAIN TECHNOLOGY INCLUDED IN OUR PRODUCTS.

         There are certain risks associated with such non-exclusive third party licenses:

         - If we are unable to continue to license the technology or to license other necessary technologies for use with our products or if there are substantial increases in royalty payments under third-party licenses, it could jeopardize our operating results.

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

         - Although we are generally indemnified against claims that the third party technology we license infringes the proprietary rights of others, this indemnification is not always available for all types of intellectual property rights (for example, patents may be excluded) and, in some cases, the scope of such indemnification is limited. Even if we receive broad indemnification, third party indemnitors are not always well-capitalized and may not be able to indemnify us in the event of infringement, resulting in substantial exposure to us. There can be no assurance that infringement or invalidity claims arising from the incorporation of third party technology in our products, and claims for indemnification from our customers resulting from these claims, will not be asserted or prosecuted against us. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delay, all of which could materially adversely affect our business, operating results and financial condition.



         OUR PRODUCTS MAY CONTAIN PRODUCT ERRORS THAT COULD SUBJECT US TO PRODUCT LIABILITY CLAIMS.

         Our products may contain undetected errors or failures when first introduced or as new versions are released, which can result in loss of or delay in market acceptance and could adversely impact future operating results. We do not currently maintain product liability insurance. Although our license agreements contain provisions limiting its liability in the case of damages resulting from use of the software, in the event of such damages, we may be found liable, and in such event such damages could materially affect our business, operating results and financial condition.

         WE ARE DEPENDENT ON OUR INTERNATIONAL OPERATIONS FOR A SIGNIFICANT PORTION OF OUR REVENUES.

         Our international activities expose us to additional risks. International revenue, primarily from Japan, accounted for 30% of our revenue during the first nine months of fiscal 2000, 40% of revenue in fiscal 1999 and 48% in fiscal 1998. A key component of our strategy is to further expand our international activities. As we continue to expand internationally, we are increasingly subject to risks of doing business internationally, including:

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

         - fluctuations in currency exchange rates that may make our products more expensive to international customers;

         - causing gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations due to foreign currency denominated sales;

         - nonrefundable withholding taxes on royalty income from customers in certain countries, such as Japan and Taiwan; and

         - an adverse effect on our provision for income taxes based on the amount and mix of income from foreign customers.

         Any of these risks could harm our international operations. For example, some European countries already have laws and regulations related to content distributed on the Internet and technologies used on the Internet that are more strict than those currently in force in the United States. The European Parliament has recently adopted a directive relating to the reform of copyright in the European Community that will, if made into law, restrict caching and mirroring. Any or all of these factors could cause our business and prospects to suffer.

         Our international sales growth will be limited if we are unable to establish additional foreign operations, expand international sales channel management and support, hire additional personnel, customize products for local markets and develop relationships with international service providers, distributors and device manufacturers. Even if we are able to successfully expand international operations, we cannot be certain that we will succeed in maintaining or expanding international market demand for our products.

         WE HAVE ANTI-TAKEOVER DEFENSES THAT COULD DELAY OR PREVENT A TAKEOVER THAT STOCKHOLDERS MAY CONSIDER FAVORABLE.

         Certain provisions of our certificate of incorporation and bylaws and provisions of Delaware law could have the effect of delaying, deferring or preventing an acquisition of us. For example, we may authorize the issuance of up to 2,000,000 shares of "blank check" preferred stock. In addition, our stockholders may not take actions by written consent and our stockholders are limited in their ability to make proposals at stockholder meetings.

         Our common stock will likely be subject to substantial price and volume fluctuations due to a number of factors, some of which are beyond our control.

         The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price is subject to wide fluctuations in response to a variety of factors including:

         -        quarterly variations in operating results;

         -        announcements of technological innovations;

         - announcements of new software or services by us or our competitors;

         -        changes in financial estimates by securities analysts; or

         -        other events beyond our control.

         In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many high technology companies. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Any negative change in the public's perception of Internet or Internet software companies or companies in the wireless communications market could depress our stock price regardless of our operating results.


         Recently, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock when such stock declines. If any of our stockholders brought such a lawsuit against us, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As of April 30, 2000, we had an investment portfolio of fixed income securities excluding those classified as cash and cash equivalents, of $9,745,000. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of April 30, 2000, the decline of the fair value of the portfolio would not be material. However, we have the ability to hold our fixed income investments until maturity, and therefore would not expect to recognize such an adverse impact in income or cash flows.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

          Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

            On March 17, 2000, we sold 1,067,232 newly-issued shares of our common stock to a select group of institutional investors. The purchase price of the shares was $76.75 per share, or an aggregate of $81,910,056 in gross cash proceeds. We engaged FleetBoston Robertson Stephens Inc. to act as placement agent for the private placement. CE Unterberg Towbin served as financial advisor with respect to the private placement. The placement agent and financial advisor received from us a total of 6.0% of the gross proceeds of the sale of the shares. The private placement was exempt from registration under Section 4(2) of the Securities Act of 1933. We agreed to register the resale of the shares of common stock issued in the private placement, and filed a registration statement on Form S-3 with the Securities and Exchange Commission which became effective on May 5, 2000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 On February 24, 2000, we held a special meeting of stockholders. At that meeting, the following matters were voted upon with the number of votes cast for, against or withheld as set forth in the columns opposite the respective matters.


Matter                                                       For          Withheld          Against
------                                                       ---          --------          -------
(1)      To consider and vote upon a proposal to          9,389,996          6,964           35,010
         approve the issuance of up to 5,000,000
         shares of common stock, par value $0.001
         per share, of Puma pursuant to a merger
         agreement among Puma, NetMind Technologies,
         Inc. and Rocket Kitty Acquisition Corp.,
         a wholly owned subsidiary of Puma, under
         which NetMind will become a wholly owned
         subsidiary of Puma.

(2)      To grant the Puma board of directors             8,785,190         20,957          625,823
         discretionary authority to adjourn the
         special meeting to solicit additional
         votes for approval of the share issuance.


(3)      To transact such other business as may           7,769,407        802,712          859,851
         properly come before the special meeting
         or any adjournment or postponement.


ITEM 5. OTHER INFORMATION

         On May 8, 2000, we announced that Puma Technology, Inc. is now doing business as PUMATECH, Inc. and that we plan to ask our stockholders to legally change the name at the next meeting of stockholders scheduled to be held in December 2000.

         On February 24, 2000, Puma Technology, Inc., a Delaware corporation closed its merger with NetMind Technologies, Inc., a California corporation, following a vote by the shareholders of NetMind to approve the merger and of Puma Technology shareholders to approve the issuance of up to 5,000,000 shares of Puma Technology common stock in the merger.

         Pursuant to an Agreement and Plan of Merger and Reorganization dated December 8, 1999, by and among Puma Technology, NetMind and Rocket Kitty Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Puma Technology, Rocket Kitty merged with and into NetMind with NetMind surviving as a wholly-owned subsidiary of Puma Technology. Pursuant to the terms of the Reorganization Agreement, each outstanding share of the common stock, series a preferred stock and series b preferred stock of NetMind has been converted into the right to receive 0.7981328, 0.8179082 and 0.8341680 shares of the common stock of Puma Technology, respectively.

         In addition, each option to purchase shares of common stock of NetMind outstanding immediately prior to the effective time of the merger has been converted into an option purchase 0.7981328 shares of the common stock of Puma Technology. Each warrant to purchase shares of common stock of NetMind outstanding immediately prior to the effective time of the merger has been converted into a warrant to purchase 0.7981328 shares of the common stock of Puma Technology and each warrant to purchase shares of series a preferred stock of NetMind outstanding immediately prior to the effective time of the merger has been converted into a warrant to purchase 0.8179082 shares of the common stock of Puma Technology.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     Exhibit 27.1 - Financial Data Schedule

(b)      Reports on Form 8-K

      Form 8-K filed on April 18, 2000 to report that the historical operating results of Puma Technology, Inc. and NetMind Technologies, Inc. on a combined basis in accordance with pooling of interests accounting.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Puma Technology, Inc.



         Date:  June 14, 2000             By:    /s/ Kelly J. Hicks
                                              ---------------------------
                                              Kelly J. Hicks
                                              Vice President of Operations
                                              and Chief Financial Officer
                                              (Duly Authorized Officer and
                                              Principal Financial and Accounting
                                              Officer)

                              PUMA TECHNOLOGY, INC.

                              SUMMARY OF TRADEMARKS


The following trademarks of Puma Technology, Inc., or its wholly-owned subsidiary NetMind Technologies, Inc., which may be registered in certain jurisdictions, are referenced in this Form 10-Q:

Browse-it
IntelliLink
Intellisync
Intellisync Anywhere
Mobile Application Platform
Mind-it
Proxinet
Proxiware
Proxiweb
PUMATECH
Satellite Forms
Sync-it
TranXit


All other brand or product names are trademarks or registered trademarks of their respective holders.