Form 10-K
period 2000-07-31
PUMA TECHNOLOGY INC
filed 2000-10-27
CIK 1020716

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     For the fiscal year ended July 31, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

    For the transition period from ____________________to____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 13, 2000, was approximately $506,894,056.

The number of the registrant's $0.001 par value Common Stock outstanding as of October 13, 2000, was 42,825,784 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Certain sections of the Proxy Statement for registrant's 2000      PART III
Annual Meeting of Stockholders to be held on December 6, 2000 to be filed with the Commission pursuant to Registration 14A no later than 120 days after the end of the fiscal year covered by this Form.

Certain sections of the Annual Report to Stockholders for fiscal   PARTS II & IV
year ended July 31, 2000

                                TABLE OF CONTENTS

PART I..........................................................................................................1

   ITEM 1.     BUSINESS.........................................................................................1

                  OVERVIEW......................................................................................1
                  INDUSTRY BACKGROUND...........................................................................2
                  OUR TECHNOLOGY SOLUTION.......................................................................3
                  PRODUCTS......................................................................................5
                  TECHNOLOGY....................................................................................7
                  PROFESSIONAL SERVICES ORGANIZATION............................................................9
                  SALES AND MARKETING..........................................................................10
                  COMPETITION..................................................................................10
                  CUSTOMER SUPPORT.............................................................................11
                  RESEARCH AND DEVELOPMENT.....................................................................11
                  PROPRIETARY RIGHTS...........................................................................12
                  EMPLOYEES....................................................................................13
                  BUSINESS RISKS...............................................................................13
                  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT...........................................27

   ITEM 2.     PROPERTIES......................................................................................29
   ITEM 3.     LEGAL PROCEEDINGS...............................................................................29
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................29

PART II........................................................................................................30

   ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................30
   ITEM 6.     SELECTED  FINANCIAL DATA........................................................................30
   ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........30
   ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................31
   ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................................31
   ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE............31

PART III.......................................................................................................32

   ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................................32
   ITEM 11.    EXECUTIVE COMPENSATION..........................................................................32
   ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................................32
   ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................................32

PART IV........................................................................................................33

   ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K................................33

SIGNATURES.....................................................................................................35
POWER OF ATTORNEY..............................................................................................35
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES.............................................36
SCHEDULE II  VALUATION AND QUALIFYING ACCOUNTS.................................................................37
EXHIBIT 13.1  PORTIONS OF THE ANNUAL REPORT TO THE STOCKHOLDERS
              FOR THE FISCAL ENDED JULY 31, 2000...............................................................38
EXHIBIT 21.1  SUBSIDIARIES OF THE REGISTRANTS..................................................................72
EXHIBIT 23.1  CONSENT OF INDEPENDENT ACCOUNTANTS...............................................................73
EXHIBIT 27.1  FINANCIAL DATA SCHEDULE..........................................................................74

                                     PART I

ITEM 1.    BUSINESS

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WORDS SUCH AS "ANTICIPATES," "BELIEVES," "EXCEPTS," "FUTURE," "PLAN," "INTENDS" "SHOULD," AND SIMILAR EXPRESSIONS ARE USED TO IDENTIFY FORWARD-LOOKING STATEMENT. THESE STATEMENTS ARE ONLY PREDICTIONS. THE ACTUAL RESULTS THAT WE ACHIEVE MAY DIFFER MATERIALLY FROM THOSE INDICATED IN ANY FORWARD LOOKING STATEMENTS DUE TO THE RISKS AND UNCERTAINTIES SET FORTH UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," "BUSINESS RISKS" AND ELSEWHERE IN THIS FORM 10-K. WE UNDERTAKE NO OBLIGATION TO REVISE ANY FORWARD LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY US IN THIS REPORT AND OUR REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES ON THE RISKS AND FACTORS THAT MAY AFFECT OUR BUSINESS.


OVERVIEW

     Puma Technology, Inc. (Pumatech or the Company) was incorporated in California in August 1993 and reincorporated in Delaware in November 1996. We develop, market and support synchronization, change detection/notification, and Web rendering/browsing software that enables consumers, mobile professionals and information technology officers to harness the full capabilities of handheld organizers/computers, Web-enabled-cellular phones, pagers and other wireless personal communications platforms. We provide a mobile device management solution that addresses several scenarios for synchronization, total customization of device-based applications, centralized backup, security, information flow control, notification, e-commerce and browsing of intranet and Internet-based information. Our software is designed to improve the productivity of business professionals and corporations who are increasingly relying on mobile computing devices to address their growing needs for accessible, up-to-date information, whether in or out of the office. Our product families, which include Intellisync-Registered Trademark-, Intellisync Anywhere-Registered Trademark-, Satellite Forms-Registered Trademark-, Browse-it-TM- and Mind-it-TM-software, are designed to connect mobile devices to essential information anytime, anywhere. The end-to-end Intellisync platform lets users synchronize the critical connection between both wired and wireless handheld devices and the vast stores of information found in corporate databases, the Internet and individuals' PC applications. Intellisync Anywhere keeps users current with remote and LAN-based data synchronization between groupware servers and Palm OS-Registered Trademark- handhelds. Satellite Forms provides the tools needed to create custom applications for Palm OS handhelds and the ability to integrate those applications with desktop or network databases. Browse-it enables users to view Web pages online or offline on their Palm OS handhelds in a secure, conventional and quick manner. Mind-it technology provides user-driven personalization, enabling users to track specific Web information and be notified when that information changes.

     We license our software products to several original equipment manufacturers (OEMs) and business development organizations worldwide. In addition, we sell our retail products through several distribution channels both domestically and internationally, including major distributors, resellers, computer dealers, retailers and mail-order companies. Internationally, we are represented by over 20 distributors and resellers in Africa, Asia, Australia, Canada, Europe, New Zealand, and South America.

     In October 1999, we acquired ProxiNet, Inc. (ProxiNet), a startup company involved in the development of software enabling users of Palm OS handheld devices to browse Internet content. ProxiNet brought us a highly scalable proxy-based transformation and delivery architecture. As a result, in June 2000 we announced Browse-it software which allows portals, wireless ISPs and e-commerce companies to provide highly secure, real-time Web access to users of Palm OS handheld devices, along with the ability to download Web pages for offline viewing when wireless or wireline access is not available.

     In February 2000, we acquired NetMind Technologies, Inc. (NetMind), a leading provider of scalable software solutions that integrate user-driven personalization technologies into the Internet infrastructure, which brought us a broad range of Web-based personalization, change-detection and notification technologies. As a result, in June 2000 we announced Mind-it software which enables users to receive instant notification of changes to any content they request on the Internet or corporate intranet.

     In July 2000, we acquired Dry Creek Software, LLC (Dry Creek), a company specializing in the creation of software solutions that allow for transparent data access between mobile devices, enterprise servers and Internet applications. Dry Creek forms the core of our new Professional Services Organization, through which we provide customized, turnkey solutions based on the Mobile Application Platform (MAP) infrastructure for wireless carriers, ISPs, Web portals and corporate enterprises.


RECENT EVENT

     In October 2000, we signed and closed an asset purchase agreement with Vanteon Corporation (Vanteon) of Rochester, New York, to acquire selective assets and assume certain liabilities of The Windward Group (Windward), a wholly owned subsidiary of Vanteon headquartered in Los Gatos, California. Windward is a software developer whose extensive experience in providing solutions for the handheld market includes creation of the desktop software and synchronization architecture for Palm, Inc.'s original handheld, the Pilot. Under the terms of the agreement, we paid $12,225,000 in cash up front and issued approximately 171,000 shares of Pumatech common stock to Vanteon which will be released from escrow based on achievement of performance milestones over the next year. The transaction is being accounted for as a purchase. In connection with this acquisition, we hired from Windward approximately 40 additional employees in our professional services.

INDUSTRY BACKGROUND

     In recent years, significant advancements in miniaturization, visual displays, long-life batteries and portable communications have led to the introduction of many innovative new mobile computing devices. These highly portable devices allow users to work and communicate as they travel and have fueled the significant growth of mobile computing. Electronic consumer devices, such as personal electronic organizers, smart phones and pagers are being introduced to provide data storage and information management capabilities to the mobile business professional. Palm OS devices such as the Palm V and Palm III, along with Pocket PC, Windows CE and Handspring handhelds, are examples of popular handheld mobile devices. Industry analysts, such as International Data Corporation (IDC), project that purchases of handheld devices will grow from less than five million in 1997 to 15 million by 2001, with worldwide cellular phone subscribers jumping from 200 million to 600 million in the same time frame. According to the Yankee Group's cell phone projections and our own worldwide estimates (based upon research information provided by third party analysts such as Gartner Group) of dataphone growth, users of data-capable cellular handsets, such as Nokia 9000I, are projected to grow from 1997's sub-20 million to approximately 110 million in 2001. And according to our worldwide estimates, the data-capable small device area, characterized by offerings such as the Nokia 9110 Communicator, is anticipated to grow to approximately 125 million users in 2001, which represents a dramatic jump from 1997. With up to 25% of these new phones and pagers potentially offering application intelligence, the overall "smart device" market may be several times larger than that of handhelds alone.

     As more types of new mobile computing devices become available to business professionals, users are faced with the difficulty of exchanging information among these various devices. This problem of interoperability is caused by the need to exchange information among different hardware devices, operating systems and applications. Hardware platforms range from high-speed Pentium PCs with hundreds of megabytes of memory and gigabytes of storage, to "shirt pocket" organizers, with specialized processors and limited memory and storage. In addition, these devices use numerous operating systems, such as Windows for Workgroups, Windows 3.1, Windows 95, Windows 98, Windows 2000, Windows NT, DOS and others, and utilize an even greater range of information management applications, databases and data formats. Enabling these devices to communicate, exchange and synchronize information is a complex and challenging task. Accomplishing this requires data-level, or content-aware, synchronization technology to maintain complete, up-to-date and accurate information. For example, content-aware data synchronization technology allows users to exchange addresses from the Address Book software application on a Palm OS handheld with Microsoft Outlook on a desktop PC or Lotus Notes on corporate server, updating only the fields that have been most recently modified, rather than copying one file over another, thereby synchronizing both databases with the latest information.

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


OUR TECHNOLOGY SOLUTION

     Our software solutions, anchored by the award-winning Intellisync family and Satellite Forms software, along with our recently announced Mobile Application Platform (MAP), are designed to increase productivity for business professionals by allowing users to easily access, exchange and synchronize information stored on a variety of different computing devices. Our technologies, products and services allow the mobile professional to access information with easy-to-use applications, saving time and money.

     The Intellisync product family allows users to synchronize data on handheld mobile computing devices with data on PCs and groupware servers by virtue of our patented Data Synchronization Extensions Technology (DSX Technology-Registered Trademark- engine). Intellisync Anywhere software automatically monitors in advance all changes in the groupware application through the use of our Notification Transport Processing Technology (NXP Technology-TM- engine), optimizing workgroup server performance and minimizing synchronization time over potentially expensive wireless connections. Intellisync for Notebooks, the next-generation successor to our TranXit-Registered Trademark- product line, is designed to utilize infrared connectivity (IR) technology for reliable, cost-effective file exchange, synchronization and printing.

     Satellite Forms software is the premier visual rapid application development (RAD) tool for devices based on the Palm OS platform. Satellite forms enables software developers to extend custom enterprise applications to handheld computers, and to seamlessly integrate these handheld solutions with enterprise data from Oracle, DB2, Microsoft Access, and many other databases. Through this integration, Satellite Forms act as catalysts for the proliferation of new and diverse custom software applications.

     MAP is the common server platform on which we are building our new mobile solutions. MAP, designed for maximum scalability and performance, will enable companies to build leading-edge mobile solutions by providing both Internet access and wireless access to mobile devices. It will include a variety of data access engines geared to the mobile market, including a synchronization engine, a personalization and notification engine, and a query engine. MAP is deployed inside the firewalls of major corporations. In addition, we expect to host our MAP platform for the public through our Intellisync.com-SM- Web service which we expect to be available in the first half of fiscal 2001.

     Our technology solution includes the following characteristics:

     - INTELLIGENT, CONTENT-AWARE DATA SYNCHRONIZATION. Our patented DSX Technology engine provides content-aware data synchronization among a growing number of handheld devices and industry-leading personal information management (PIM) software, contact management and scheduling applications such as Microsoft Outlook, Schedule+ and Exchange, Lotus Notes and Organizer, Symantec ACT!, Novell GroupWise, and others. This technology seamlessly and transparently translates the information from one data format to another as the information is synchronized. Built on a powerful synchronization engine, it can expand via device and application-specific translators to accommodate new devices and applications. With the Intellisync Software Development Kit (SDK), we have enabled independent software vendors (ISVs), device original equipment manufacturers (OEMs) and Internet-based services to build synchronization solutions for their products on the Intellisync platform, further entrenching our standard and have lowered our own development costs.

     - ANYTIME, ANYWHERE HANDHELD ACCESS TO CORPORATE APPLICATION STANDARDS. With the Intellisync Anywhere product line, we are providing desktop, remote and local area network-based (LAN-based) synchronization between Palm OS devices and corporate groupware messaging server applications, including Microsoft Exchange and Lotus Domino. Using wired or wireless connections, users can synchronize e-mail, calendar, contact and task information from virtually any location.

     - WIDESPREAD SOLUTIONS FOR INTEROPERABILITY. Our products provide connectivity and content-aware data synchronization among industry-leading PCs and mobile computing devices, operating systems and applications. Our products operate with major PC operating systems for Windows 95, Windows 98, Windows 2000, Windows NT and Lotus Notes, as well as several proprietary operating systems. We also provide interoperability across a wide range of industry-standard and vendor-specific applications by supporting multiple data formats. Our IR communications architecture enables robust operation across IR-enabled platforms. Intellisync for Notebooks is backwards compatible with previous versions of TranXit, allowing users to connect and exchange information with all previous versions across different operating systems.


     - IR CONNECTIVITY SOFTWARE. Both Intellisync for Notebooks and the TranXit product family are specifically designed for file exchange and synchronization over convenient wireless IR connections. They fully support the Infrared Data Association (IrDA) standards, with TranXit being the first file exchange software to incorporate the new Fast IR standard (IrDA-2) for 4.0 megabits per second (Mbps) connectivity. They provide a rich set of wireless file transfer, synchronization and wireless printing features that are both easy to use and cost-effective. We have also bundled either TranXit or Intellisync for Notebooks with the vast majority of IR-enabled notebooks shipped worldwide.

     - INTEGRATED MOBILE SOLUTIONS. MAP will enable users to easily develop integrated mobile solutions. It will include a range of pre-built services, including Browse-it, Mind-it, and Sync-it-TM- technologies. These pre-built services implement frequently-used functionality in a language-independent, reusable fashion, so that users do not have to invest their own effort in re-implementing these services for their applications. Browse-it supplies the key Web rendering/browsing component of MAP. Browse-it, a super-thin client, renders Web content that has been transformed by Browse-it servers. Browse-it employs the look and feel of desktop browsers, transforming handheld devices into information appliances, giving mobile users full and immediate access to information and applications on the Web, with the ability to conduct secure, encrypted transactions. Mind-it allows users of Wireless Application Protocol (WAP) phones, cell phones, handhelds, pager, and PCs to track specific business and personal information on the Internet and be notified promptly when that information changes. MAP will also employ Sync-it. Based on our synchronization software, Sync-it will provide a single destination for the users to synchronize e-mail, calendars, and other essential information among multiple devices and applications simultaneously.

PRODUCTS

     We offer a wide range of software technologies, products and services to the OEM, enterprise, retail and online markets. These technologies, products and services allow users to synchronize the critical connections between both wired and wireless handheld devices and the vast stores of information found in corporate databases, the Internet and individuals' PC applications. By combining our advanced data synchronization and IR connectivity technologies, we are able to develop a number of products designed for a specific application, operating system or hardware platform. We provide the tools needed to create custom handheld applications. Our software enables users to view Web pages online or offline via their Palm OS handheld devices. We also provide user-driven personalization software, enabling users to track specific Web information and be notified when that information changes.

           PRODUCT NAME                                       DESCRIPTION                                INTRODUCTION DATE
----------------------------------- ---------------------------------------------------------------- -------------------------
Intellisync                         Provides content-aware synchronization of e-mail, calendar,      August 1996
                                    contact, and task data between PC applications and Palm OS or
                                    Pocket PC/Windows CE handhelds.

Intellisync for Notebooks           Sold through the OEM channel, Intellisync for Notebooks          September 1997
                                    provides PC-to-PC file transfer and synchronization, including
                                    PIM-to-PIM synchronization over wireless IR, wired connections and network connections. Intellisync for Notebooks is the
                                    successor of our TranXit product line.

Intellisync Gold                    Designed for the corporate market, Intellisync Gold is an        October 1997
                                    all-in-one site licensing solution for synchronization between
                                    PCs and Palm OS, Pocket PC, and Windows CE handhelds.

MobileXtension-TM- for Lotus Notes  Designed for users with custom Lotus Notes databases,            January 1998
                                    MobileXtension for Lotus Notes assists in the creation of Palm
                                    OS-based applications and synchronization of the Notes database to devices based on the Palm OS. This is an "add-on" product to Satellite Forms Enterprise Edition, and is available
                                    exclusively as a download product.

Intellisync Software Development    Enables customers to develop translator software for both        February 1998
 Kit (SDK)                          applications and devices, which can be incorporated into
                                    Intellisync product offerings.

Satellite                           Forms A rapid application development (RAD) tool, Satellite      July 1998
                                    Forms lets developers quickly create and deploy custom           (acquired)
                                    handheld applications for Palm OS devices, which can be tightly integrated with desktop or network databases, including Oracle,
                                    DB2, and Microsoft Access.

Intellisync Anywhere                A server-based product which provides remote and LAN-based data  March 1999 synchronization between Microsoft Exchange or Lotus Domino and
                                    Palm OS handhelds. By addressing this pivotal requirement of mobile corporate users, Intellisync Anywhere lets organizations give handheld users untethered, up-to-date information while at their desks, on the road or just in the office down the hall.



           PRODUCT NAME                                       DESCRIPTION                                INTRODUCTION DATE
----------------------------------- ---------------------------------------------------------------- -------------------------
Mind-it                             A service for users who want to track business and personal      February 2000
                                    information on the Internet, and be notified when that           (acquired)
                                    information changes. Mind-it works with the browser and e-mail users already have installed on their machines. It puts users in control by letting them decide which portion of a page to track, how often to receive updates, and where to be notified about the change.

Mind-it for Webmasters              A program for Webmasters who want to integrate Mind-it           February 2000
                                    buttons into their sites, allowing people to easily              (acquired)
                                    track changes to any page or search and bring visitors back to the site.

Mind-it Server                      A secure, scalable server application that builds user-driven    June 2000
                                    personalization solutions, allowing users to monitor the
                                    intranet, extranet, and/or the Internet, and to be notified when specific information changes. Mind-it Server eliminates the problem of searching for the same information when
                                    bookmarks are not accessible. Mind-it HTML-to-WML (wireless markup language) transformation capabilities ensure optimal viewing of personalized Web content on WAP phones.

Browse-it                           A server based transformation engine that turns hypertext        June 2000
                                    markup language (HTML) pages into live, interactive content uniquely reformatted for Palm OS handheld devices. Browse-it enables users to view Web content online on Palm OS handhelds via a wireless or wireline modem with no re-authoring required, as well as to take "Snapshots" for offline viewing when online access is not available.

TECHNOLOGY

     Our software products allow the exchange and synchronization of data across diverse platforms, operating systems and applications. We have developed three complementary proprietary technologies -- the DSX Technology engine for content-aware data synchronization, NXP Technology engine and IR connectivity. In addition, we recently announced our common server platform called the Mobile Application Platform (MAP) which will employ a range of pre-built services, including Browse-it, Mind-it, and Sync-it technologies, that will implement functionality commonly used by many applications. These complementary technologies, taken individually and together, enable us to provide comprehensive solutions that meet the market's growing needs for convenient, accurate, easy-to-use data exchange, synchronization and connectivity.

CONTENT-AWARE DSX TECHNOLOGY. Our content-aware Data Synchronization Extensions Technology (DSX Technology) engine operates at both the file and record level to synchronize data among different software applications and hardware platforms during data transfer. With the DSX Technology engine, our products allow users to synchronize not only files, but also the data within those files, and synchronize databases by field or record, not just copy one database file from one to another. This advanced data synchronization technology is composed of three main components that collectively work to enable the effective transfer of data across supported applications and platforms:

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

     TRANSLATORS. Each translator module is responsible for interfacing with one application or mobile computing device. When operating under Windows, a translator is packaged as a separate Dynamic Link Library (DLL) for maximum reusability. The development of new translators (as well as the maintenance of existing modules) is greatly eased by the existence of the translator framework, a collection of powerful C++ classes that supply software engineers with the necessary abstractions to quickly and easily develop translator modules to meet expanding market needs.

NXP TECHNOLOGY. A core technology underpinning the Intellisync Anywhere product family of remote synchronization server solutions is Notification Transport Processing Technology (NXP Technology). NXP Technology optimizes performance for the increasingly common wireless connections by automatically checking for and preparing for synchronization of all new information for each user, such as email and appointments, stored on corporate servers. This process minimizes both end user remote synchronization time and reduces the overhead on the corporate messaging server itself.

IR CONNECTIVITY. Our infrared connectivity (IR) software enables the wireless transfer of data among notebook and desktop PCs, printers and mobile computing devices. Intellisync for Notebooks and the TranXit family are designed to support IrDA standards, with TranXit being the first file exchange and synchronization software to incorporate the new Fast IR standard (IrDA-2) for
4.0 Mbps connectivity.

     COMMUNICATIONS ARCHITECTURE. Our software is based upon an extensive, proprietary, network and device independent communications architecture, enabling access to a variety of mobile computing devices through a flexible and simple application program interface (API) that speeds the development of new features. A layered, modular design allows the architecture to leverage existing published data transfer protocols (IrDA, Windows

     Sockets), when available, and to create proprietary data transfer protocols to provide connectivity to a broad range of devices without extensive modification of the software.

     Our IR communications architecture isolates hardware implementation details from the rest of the protocol stack, enabling quick support of new IR hardware implementations and fast adoption of new IR standards and extensions. The architecture supports multiple vendors' implementation of IrDA protocol stacks for migration to new operating systems and platforms.

     Our communication protocols are designed to operate across a variety of network and operating system environments, enabling mobile data exchange among them. Our software currently supports data transfer among Windows for Workgroups, Windows 3.1, Windows 95, Windows 98 and Windows 2000. We have also worked with Microsoft to ensure that the Microsoft IR driver supports Mobile Data Exchange among operating systems and IR devices.

MAP. As the mobile solutions of today are highly fragmented, many companies and other users are forced to license point solutions from multiple vendors to address their complete needs. To address this problem, we are creating the Mobile Application Platform (MAP), a high-performance and extensive platform that will support a broad range of mobile devices and services. MAP is designed for maximum scalability and performance, and will empower both Internet access and wireless access to mobile devices. This differs markedly from the PC-centric connectivity solutions that enable Internet access only while tethered to a PC. MAP will provide ubiquitous access to mobile devices over both wired and wireless media, and will not require the PC to act as a gateway to the network. MAP is deployed inside the firewalls of major corporations. In addition, we expect to host our MAP platform for the public through our Intellisync.com Web service which we expect to be available in the first half of fiscal 2001.

MAP will include a variety of data access engines geared to the mobile market. It will employ a Web content rendering/browsing engine (Browse-it), a personalization and notification engine (Mind-it), and a synchronization engine (Sync-it).

     -   BROWSE-IT.

         Browse-it service facilitates both on-line (real-time) and offline access to dynamic Web content. Browse-it introduces the technology components needed to view the Web through a "peephole" (from handheld devices having a small display). Browse-it also allows users to store selected Web pages on their mobile device for offline viewing. The Browse-it service can deliver Web content in a variety of markup languages including Compact HTML (used for i-mode in Japan) and standard Internet formats such as HTML and Extensible Markup Language
         (XML). The Browse-it service uses a client-server architecture to offload the work of content transformation to a powerful server, reducing the load on the client and increasing performance. A thin Browse-it CLIENT is available for devices lacking a standard browsing client. For example, a small Browse-it client is currently available for Palm OS handheld devices, supporting both efficient online and offline viewing of Web pages. The Browse-it server includes multiple components that make the viewing of web based data a robust user experience on a handheld device: a Web SWITCH and FRONT-END (FE) that communicates with mobile devices using well-known encryption technology
         (DESX); DISTILLERS that are responsible for filtering and transforming the Web page elements for rendering on the given mobile device; a CACHE that is used to improve overall service performance and reduce access frequency to the network; and advanced 128-bit encryption technology
         (SSL) to access Web content from secure sites.

     -   MIND-IT.

         The Mind-it service is another crucial component of MAP. It is a change detection, notification and personalization service based on patented technology developed by NetMind, one of the companies we recently acquired. In its current form, the Web contains a huge volume of publisher-centric and unqualified information that must inevitably be viewed from a large display. Given the inherent size and capacity limitations of mobile devices such as phones and pagers, it is simply impractical to rely on the general Web browsing model for these classes of devices and still achieve a reasonable degree of usability. Mobile devices are designed for selective access to content, and this is precisely the goal of the Mind-it service. The user explicitly chooses items of interest using the Mind-it personalization service, and receives only changes matching their personal criteria. No senseless browsing over slow wireless networks, and no spamming of irrelevant information.
         Mind-it puts the user in the driver's seat and lets them control precisely the changes and information they receive while mobile. Mind-it was designed with a highly scalable, enterprise level architecture, and as such incorporates separate, independent software modules. RESPONDER is used to interact with the end-user at the web-interface layer, permitting user account settings and the creation of change detection and alert requests. DETECTOR constantly monitors those pages on the internet that have been specified as containing relevant data by the user (via the Responder interface) and uses intelligent algorithms to detect changes at a specific and granular level. NOTIFIER takes care of personalizing and sending (to different form factors and networks) alerts to mobile devices over standard means such as Simple Mail Transfer Protocol (SMTP), WAP and Short Message Service (SMS). And finally, STORER is responsible for managing the persistent database of relevant information on behalf of each subscriber.

     -   SYNC-IT.

         Based on Pumatech's synchronization software, our Sync-it technology, which we expect to be released in the first half of fiscal year 2001, will enable multipoint two-way sync via the Internet. Using a hub and spoke model, Sync-it is designed from the ground up to support synchronization of contacts, calendar, tasks, and e-mail between the most popular devices, operating systems and applications - seamlessly and accurately. In the Sync-it model, the Sync-it server becomes the central data repository, deployed within a corporate firewall or in an ASP configuration. Each device and/or application represents a sync point or - to use the hub and spoke analogy - "a spoke on the wheel."

         The Sync-it SDK enables users to quickly and easily build and deploy new sync points as they are needed - plugging them directly into the Sync-it server. Users can then choose the appropriate sync points, based on the devices and applications they use.

         As a result of this flexible architecture, Sync-it will also support server-to-server sync. Popular groupware applications such as MS Exchange and Lotus Domino will be fully supported. Web properties will also appreciate the turnkey solution that Sync-it will offer, allowing web site data to be synced to a Sync-it server and from there directly to all of the user's other sync points.


PROFESSIONAL SERVICES ORGANIZATION

     Our Professional Services Organization, created in July 2000 with the acquisition of Dry Creek, provides business application experience, technical expertise and product knowledge to complement our MAP infrastructure and to provide solutions to customers' business requirements. The major types of services provided include software consulting, integration and hosting services which allow more rapid and customer-unique end-to-end deployments.

     Our recent acquisition of certain assets and liabilities of Windward, including our hiring of approximately 40 employees from Windward, represents a threefold expansion of our Professional Services Organization. Including those new employees, approximately 70 professionals are now engaged in this effort, focusing on delivering customized solutions based on our MAP infrastructure for target markets such as wireless carriers, ISPs, Web portals and corporate enterprises.

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

     We distribute our retail products through several distribution channels both domestically and internationally. In the United States, our sales organization works directly with major distributors, resellers, computer dealers, retailers and mail order companies to distribute our retail packaged products. Increasingly, we are also distributing our software products directly to corporate customers through the Intellisync Gold and Intellisync Anywhere enterprise site license programs. In order to further develop our brand name recognition, we plan to continue to expand our joint marketing programs, marketing channel promotions and bundling arrangements with our strategic partners.

     Revenue from OEMs was approximately 62%, 54% and 68% of revenue in fiscal 2000, fiscal 1999, and fiscal 1998, respectively. Although several OEMs are subject to certain contractual minimum purchase obligations, there can be no assurance that any particular OEM will satisfy the minimum obligations. Weakening demand from any key OEM and the inability to replace revenue provided by such OEM could have a material adverse effect on our business, operating results and financial condition. We maintain individually significant receivable balances from major OEMs. If these OEMs fail to meet their payment obligations, our operating results could be materially adversely affected.

     We market and sell through selected distributors and republishers that focus on specific geographic and market segment areas. These international partners operate as an extension of our marketing and sales organizations, developing the appropriate sales channels in their regions. They also work with local resellers as well as local offices of our OEM customers to develop specific marketing and channel promotions for their regions. As of July 31, 2000, we were represented by over 20 distributors and resellers in Africa, Asia, Australia, Canada, Europe, New Zealand and South America and are continuing to expand our international reach as appropriate distributors or republishers are found. Also, see "We are dependent on our international operations for a significant portion of our revenues" section below under the caption "Business Risks."

     Our current customer base includes major OEMs in the PC market. No customers accounted for more than 10% of total revenue in fiscal 2000. In fiscal 1999 and 1998, Toshiba Corporation accounted for approximately 14% and 18% of our revenue, respectively, and no other customer accounted for more than 10% of our revenue.


COMPETITION

     We expect the market for our software, including data synchronization and elements of our MAP to the extent they develop, to become intensely competitive. To maintain or increase our competitive advantage, we will continually need to enhance our current product, service and technology offerings, introduce new product features and enhancements, and expand our professional service capabilities. We currently face direct competition with respect to individual elements of our MAP which includes our Sync-it, Browse-it and Mind-it technologies. We face competition from Advanced Systems Network, Inc., Aeneid Corporation, Aether Software, Alerts.com, Inc., AvantGo, Inc., Broadvision, Inc., Chapura, Inc., DataViz, Inc., Extended Systems, Inc., FusionOne, Inc., IBM Corporation, InfoSpace, Inc., Laplink.com, Inc., MicroStrategy, Inc., Motorola, Inc., Net Perceptions, Inc., OpenTV, Inc., Oracle Corporation, Personify, Inc., Phone.com, Inc., River Run Computers, Inc. and The Informant. In addition to direct competition noted above, we face indirect competition from existing and potential customers that may provide internally developed solutions to each of our elements of MAP. As a result, we must educate prospective customers as to the advantage of our products versus internally developed solutions. We currently face limited direct competition from major applications and operating systems software vendors who may choose to incorporate data synchronization functionality into their operating systems software, thereby potentially reducing the need for OEMs to include our products in their notebook and desktop PCs. For example, Microsoft's inclusion of certain features permitting data synchronization between computers utilizing the Windows 98 operating system may have the effect of reducing revenue from our software if users of Windows 98 perceive that their data synchronization needs are adequately met by Microsoft. Certain companies, with whom we compete or may compete in the future, including internal software development groups of our current and potential customers, have substantially greater financial, marketing, sales and support resources and may have more "brand-name" recognition than us. There can be no assurance that we will be able to either develop software comparable or superior to software offered by our current or future competitors or to adapt to new technologies, evolving industry standards and changes in customer requirements. In addition, the PC and mobile computing device markets experience intense price competition, and we expect, in order to remain competitive, we may have to decrease our unit royalties on certain products.

     The principal competitive factors affecting the market for our software are compatibility, functionality, reliability, OEM relationships and price. We believe we compete favorably overall with respect to these factors.

     We believe that users will want to be able to license point solutions from a single vendor to address their complete needs, and that our MAP will support a broad range of mobile devices and services to allow us to compete favorable with other companies with no similar platform or whose mobile solutions are highly fragmented.

     We believe that users will want to be able to utilize data synchronization functionality with a wide variety of mobile computing devices and software applications, and that our standards-based approach will continue to allow us to compete favorably with larger companies whose products may not be able to support such a degree of interoperability. Our strategic relationships with hardware and software vendors enable us to provide interoperability among a broader range of applications than many of our current and potential competitors.

     Also, see "There are many companies providing competing products and services" section below under the caption "Business Risks."


CUSTOMER SUPPORT

     Our service and support organization provides secondary technical support to OEMs, primary technical support to retailers and end users and education and training services to OEMs and retailers. We also utilize an outsourced vendor to provide technical support related to majority of our retail products. Our current OEMs typically have software maintenance agreements with us that provide for technical support which include maintenance of our products in accordance with specifications contained in our guide for such products, as well as access to technical support personnel by telephone, fax and e-mail. Customers under license agreements are typically entitled to certain minor product updates and modifications, primarily bug fixes. Our OEMs and some of our retail channel partners provide telephone and initial support to end-users.


RESEARCH AND DEVELOPMENT

     We seek to capitalize on our expertise in data synchronization technology by developing products for new applications and increasing the functionality of existing products. We believe our core DSX Technology and NXP Technology engines are widely applicable, and we plan to continue to develop new products and expand our MAP platform to include additional services based on our core technologies.

     As of July 31, 2000, our engineering group consisted of 158 full-time employees and full-time equivalent consultants who were engaged in product development and localization efforts for existing products. Product maintenance and customer support responsibilities are shared by engineering group employees on an as-needed basis.

In fiscal 2000, fiscal 1999 and fiscal 1998, research and development expenses were $17.1 million, $12.4 million and $10.4 million, respectively.

     The markets for our products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. We first introduced our TranXit products in October 1994. Our future success will depend to a substantial degree upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards. We plan our budget for research and development based on planned product introductions and enhancements; however, actual expenditures may significantly differ from budgeted expenditures. Inherent in the product development process are a number of risks. The development of new, technologically advanced software products is a complex and uncertain process requiring high levels of innovation, as well as, accurate anticipation of technological and market trends. The introduction of new or enhanced products also requires us to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. There can be no assurance that we will successfully develop, introduce or manage the transition to new products. We have in the past, and may in the future, experience delays in the introduction of our products, due to factors internal and external. Any future delays in the introduction or shipment of new or enhanced products, the inability of such products to gain market acceptance or problems associated with new product transitions could adversely affect our operating results, particularly on a quarterly basis. Also, see "Our market changes rapidly due to changing technology and evolving industry standards. If we do not adapt to meet the sophisticated needs of our customers, our business and prospects will suffer" section below under the caption "Business Risks."

PROPRIETARY RIGHTS

     We rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We also believe that factors such as technological and creative skills of our personnel, new product developments, frequent product enhancements and name recognition are essential to establishing and maintaining a technology leadership position. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We currently have 11 issued United States patents that expire in 2012 through 2018 and have 13 patent applications pending. In addition, we have certain corresponding international patent applications pending under the Patent Cooperation Treaty in countries to be designated at a later date. There can be no assurance that our patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by us, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to our technology or design around the patents owned by us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of the our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not ensure that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. We have entered into source code escrow agreements with a limited number of our customers and resellers requiring release of source code in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against us, if we cease to do business or if we fail to meet our support obligations. We also provide our source code to foreign language translation service providers and to consultants in a limited circumstance. The provision of source code may increase the likelihood of misappropriation by third parties.

     We are not aware of any infringement of proprietary rights of any third party. There can be no assurance, however, that third parties will not claim infringement by us of their intellectual property rights. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps and as patent protection for software becomes increasingly popular. Any such claims, with or without merit, could be time consuming to defend, resulting in costly litigation, divert our attention and resources or cause product shipment delays. In addition, such claims could require us to discontinue the use of certain software codes or processes, to cease the manufacture, use and sale of infringing products, to incur significant litigation costs and expenses and to develop non-infringing technology or to obtain licenses to the alleged infringing technology. There can be no assurance that we would be able to develop alternative technologies or to obtain such licenses or, if a license were obtainable, that the terms would be commercially acceptable to us. In the event of a successful claim of product infringement against us and failure or inability to license the infringed or similar technology, our business, operating results and financial condition would be materially adversely affected. Also, see "Our failure to adequately protect our propriety rights may harm our competitive position" section below under the caption "Business Risks."

EMPLOYEES

     As of July 31, 2000, we had 268 employees and full-time equivalent consultants, including 62 in sales and marketing, 158 in engineering, 16 in professional services and 32 in operations, finance and administration. In connection with our recent acquisition of certain assets and liabilities of Windward, we hired from Windward approximately 40 additional employees in professional services.

     All of our employees are located in the United States with the exception of seven, who are located in our foreign offices in Japan, United Kingdom, and Canada. None are represented by a labor union. We have experienced no work stoppages and believe our relationship with our employees is good.

     Competition for qualified personnel in our industry is intense. We believe that our future success will depend in part on our continued ability to hire, train and retain qualified personnel. Also, see "We must retain and attract key employees or else we may not grow or be successful" section below under the caption "Business Risks."


BUSINESS RISKS

     There are many factors that affect our business and the results of our operations, some of which are beyond our control. The following is a description of some of the important factors that may cause the actual results of our operations in future periods to differ materially from those currently expected or desired.

BECAUSE WE HAVE HAD LIMITED INTERNET OPERATING HISTORY, IT IS DIFFICULT TO EVALUATE OUR BUSINESS AND WE MAY FACE VARIOUS RISKS, EXPENSES AND DIFFICULTIES ASSOCIATED WITH EARLY STAGE COMPANIES.

     Historically, we have licensed our products and technology primarily to PC OEMs, corporations and to end users through our channels of distribution. In the second quarter of fiscal 2000, we announced our Internet initiative. This initiative has required us to add additional resources and to develop and market our Intellisync.com portal and the products and technologies recently obtained in the ProxiNet and NetMind acquisitions. We plan to market and license our new Web-based products and solutions to wireless carriers, Web portals and individual consumers. We also plan to offer these new products and solutions to corporations. We expect to incur significant costs in completing the launch of our Internet initiative.

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

         -    expanding our customer base and retaining key clients;

         - introducing new services, including our Professional Services Organization;

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

OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND MAY BE DIFFICULT TO PREDICT.

     Our operating results have fluctuated in the past, and with our Internet product initiative and the ProxiNet, NetMind and Dry Creek acquisitions and Windward asset acquisition, our operating results are likely to continue to fluctuate significantly. A number of factors, many of which are outside of our control, are likely to cause fluctuations in operating results, including, but not limited to:

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

     Due to our ongoing efforts to expand into retail and reseller channels, we are focusing our efforts on licensing our server and personal applications to corporations and licensing our Software Development Kits (SDKs) to software developers and mobile computing device manufacturers. As a result, we expect that our notebook and PC OEM revenue will decrease as a percentage of our overall revenue. This new sales strategy has the following risks:

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

           - we may incur increased costs related to new infrastructure requirements; and

           - planned marketing strategy may require significant expenditures but may not have immediate or future beneficial effect on sales.

         Our gross margin on service revenue, particularly non-recurring engineering service and professional service revenue, is substantially lower than gross margin on license revenue. We have recently acquired Dry Creek and, in connection with the acquisition of assets from Windward, we hired a number of employees of Windward, which form the basis of our professional service group, and, consequently, we expect that professional service revenue, as well as non-recurring engineering service revenue, will increase in future quarters. Any increase in non-recurring engineering service and professional service revenue would have a corresponding increase in cost of revenue and would have an adverse effect on our gross margins as a percent of total revenue. We may also change prices or increase spending in response to competition or to pursue new market opportunities.

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

RAPID GROWTH IN OUR BUSINESS COULD STRAIN OUR RESOURCES AND HARM OUR BUSINESS AND FINANCIAL RESULTS.

         The planned expansion of our Internet initiative as well as growth in our existing enterprise business will place a significant strain on our management, financial controls, operations systems, personnel and other resources. To date, revenue recognized from our Internet initiatives, $2.0 million in fiscal 2000, has been limited. If we are successful in implementing our marketing strategy, we also expect the demands on our technical support resources to grow rapidly, and we may experience difficulties responding to customer demand for our services and providing technical support in accordance with our customers' expectations. We expect that these demands will require not only the addition of new management personnel, but also the development of additional expertise by existing management personnel and the establishment of long-term relationships with third-party service vendors. Additionally, we have recently opened additional facilities in New Hampshire and intend to open new offices in Europe. We may encounter difficulties in integrating information and communications systems in multiple locations. We may not be able to keep pace with growth, successfully implement and maintain our operational and financial systems or successfully obtain, integrate and utilize the employees, facilities, third-party vendors and equipment, or management, operational and financial resources necessary to manage a developing and expanding business in our evolving and increasingly competitive industry. If we are unable to manage growth effectively, we may lose customers or fail to attract new customers and our business and financial results will suffer.

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

           -    diversion of development resources;

           -    loss of reputation and credibility;

           -    increased service costs; and

           -    legal actions by our customers.

HOSTING OUR MOBILE APPLICATION PLATFORM ON INTELLISYNC.COM MAY NOT OCCUR OR MAY NOT BE SUCCESSFUL; AND, IF SUCCESSFUL, MAY DIVERT OUR ATTENTION FROM OUR EXISTING PRODUCT LICENSE BUSINESS WHICH COULD RESULT IN LOWER REVENUE FROM SUCH BUSINESS.

Within the first half of fiscal year 2001, we intend to host our MAP for the public through our Intellisync.com Web service. The MAP components are under continued development. Any delay in launching Intellisync.com may have a negative effect on our revenue and results of operations. In addition, even if we launch it, our customers may not choose to use MAP through Intellisync.com for their applications for a variety of reasons, including: the actual or perceived reduction in security protections of mobile solutions hosted on the Internet; the possible reluctance to be dependent on a third party to host important information and infrastructure and to perform basic support and other functions; and the possible inability of MAP to be able to support many users in an enterprise-wide environment. Although we expect to derive a significant portion of our future revenue from our Intellisync.com subscription offering, we have not yet commercially introduced it and we do not have a proven expense and revenue model for it. Intellisync.com may not be commercially viable if our expense and revenue model is not acceptable to our customers. This would seriously harm our business, particularly if the failure of Intellisync.com and MAP to achieve market acceptance negatively affects sales of our other products and services. In addition, if our customers adopt the MAP offering through Intellisync.com, we may experience a decline in the growth of our existing product license business.

IF WE ARE UNABLE TO SUCCESSFULLY EXPAND OUR PROFESSIONAL SERVICES ORGANIZATION, CUSTOMER SATISFACTION AND DEMAND FOR OUR PRODUCTS WILL SUFFER.

We believe that successful implementation of our technology by our customers and future growth in our product sales depend on our ability to provide our customers with professional services, including customer support, training, consulting and initial implementation and deployment of our products. We have developed an in-house professional services organization with employees who can perform these tasks and who also educate third-party systems integrators in the use of our products so that they can provide these services to our customers. Competition for qualified professional services personnel is intense due to the limited number of people who have the requisite knowledge and skills. As a result, we may not be able to attract or retain a sufficient number of qualified professional services personnel. If we are unable to develop sufficient relationships with third-party systems integrators and our professional services organization is under-staffed, we could be unable to complete implementations in a timely manner, which would cause delays in revenue recognition. In addition, if we do not provide adequate customer support, consulting and training for our customers, we could face customer dissatisfaction, damage to our reputation and decreased overall demand for our products.

ACQUISITIONS WE HAVE MADE AND MAY MAKE IN THE FUTURE COULD DISRUPT OUR BUSINESS OR NOT BE SUCCESSFUL AND HARM OUR FINANCIAL CONDITION.

         We have in the past acquired or made investments in, and intend in the future to acquire or make investments in other complementary companies, products and technologies. We have acquired certain assets of Windward and acquired Dry Creek, NetMind, ProxiNet, SoftMagic Corporation, RealWorld Solutions, Inc. and IntelliLink Corporation. In the event of any future acquisitions or investments, we could:

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

WE HAVE ANTI-TAKEOVER DEFENSES THAT COULD DELAY OR PREVENT A TAKEOVER THAT STOCKHOLDERS MAY CONSIDER FAVORABLE.

     Certain provisions of our certificate of incorporation and bylaws and provisions of Delaware law could have the effect of delaying, deferring or preventing an acquisition of us. These provisions include a classified board of directors and limitations on actions by our stockholders by written consent. In addition, our board of directors has the right to issue up to 2,000,000 shares of "blank check" preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. The preferred stock we issue could have mandatory redemption features, liquidation preference and other rights that are senior to the rights of common stockholders. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

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

     Our working capital is primarily comprised of cash, short-term investments, accounts receivable, inventory, other current assets, accounts payable, accrued expenses, deferred revenue and current portion of notes payable. The timing and amount of our future capital requirements may vary significantly depending on numerous factors, including our financial performance, technological, competitive and other developments in our industry. These factors may cause our actual revenue and costs to vary from expected amounts, possibly to a material degree, and such variations are likely to affect our future capital requirements.

WE ARE DEPENDENT ON OUR INTERNATIONAL OPERATIONS FOR A SIGNIFICANT PORTION OF OUR REVENUES.

     Our international activities expose us to additional risks. International revenue, primarily from customers based in Japan, accounted for 27%, 40% and 48% of our revenue in fiscal 2000, 1999 and 1998, respectively. A key component of our strategy is to further expand our international activities. As we continue to expand internationally, we are increasingly subject to risks of doing business internationally, including:

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

           - nonrefundable withholding taxes on royalty income from customers in certain countries, such as Japan and Taiwan; and

           - an adverse effect on our provision for income taxes based on the amount and mix of income from foreign customers; and

           - exposure to risk of non-payment by customers in foreign countries with highly inflationary economies.

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

FOREIGN EXCHANGE FLUCTUATIONS COULD DECREASE OUR REVENUES OR CAUSE US TO LOSE MONEY, ESPECIALLY SINCE WE DO NOT HEDGE AGAINST CURRENCY FLUCTUATIONS.

     To date, the majority of our customers have paid for our services in U.S. dollars. For fiscal 2000, 1999 and 1998, costs denominated in foreign currencies were nominal and we had minimal foreign currency losses during those periods. However, we believe that in the future an increasing portion of our costs will be denominated in foreign currencies. Fluctuations in the value of the Yen, Euro or other foreign currencies may cause our business and prospects to suffer. We will also be exposed to increased risk of non-payment by our customers in foreign countries, especially those with highly inflationary economies. We currently do not engage in foreign exchange hedging activities and, although we have not yet experienced any material losses due to foreign currency fluctuation, our international revenues are currently subject to the risks of foreign currency fluctuations and such risks will increase as our international revenues increase.

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

     We currently face direct competition with respect to individual elements of our MAP including Sync-it, Browse-it and Mind-it. Sync-it faces competition from Advanced Systems Network, Inc., Aether Software, Chapura, Inc., DataViz, Inc., Extended Systems, Inc., FusionOne, Inc., IBM Corporation, Laplink.com, Inc., Motorola, Inc., Phone.com, Inc. and River Run Computers, Inc. Browse-it's transformation and mobile content distribution features face competition from AvantGo, Inc., Broadvision, Inc., InfoSpace, Inc., OpenTV, Inc. and Oracle Corporation. Finally, Mind-it faces competition from Aeneid Corporation, Alerts.com, Inc., and The Informant in the area of alerts and notifications and competition from MicroStrategy, Inc., Net Perceptions, Inc. and Personify, Inc. in the areas of personalization, profiling and analytics. In addition to direct competition noted above, we face indirect competition from existing and potential customers that may provide internally developed solutions to each of elements of MAP.

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

THE INTEGRATION OF KEY NEW EMPLOYEES AND OFFICERS INTO OUR MANAGEMENT TEAM HAS INTERFERED, AND WILL CONTINUE TO INTERFERE, WITH OUR OPERATIONS.

     We have recently hired a number of key employees and we are currently seeking additional engineering, and sales and marketing personnel. In addition, there has been turnover among our officers as two individuals added as officers at the closing of the NetMind merger have since left Pumatech. To integrate into our company, new employees must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties. Accordingly, the integration of new personnel has resulted and will continue to result in some disruption to our ongoing operations. If we fail to complete this integration in an efficient manner, our business and financial results will suffer.

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

     Although we currently have 11 issued United States patents and have additional 13 patent applications pending, we cannot be certain that such patents and patent applications will provide an adequate level of intellectual property protection. In addition, we have corresponding international patent applications pending under the Patent Cooperation Treaty in countries to be designated at a later date. We cannot be certain that any pending or future patent applications will be granted, that any pending or future patents will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us.

     We have also provided our source code under escrow agreements and to foreign translators which may increase the likelihood of misappropriation by third parties.

     We have applied for trademarks and service marks on certain terms and symbols that we believe are important for our business. However, the steps we have taken to protect our technology or intellectual property may be inadequate. Our competitors may independently develop technologies that are substantially equivalent or superior to ours. Moreover, in other countries where we do business, such as in Africa, Asia-Pacific and Europe, there may not be effective legal protection of patents and other proprietary rights that we believe are important to our business.

     As a matter of company policy, we enter into confidentiality and assignment agreements with our employees, consultants and vendors. We also control access to and distribution of our software, documents and other proprietary information. Notwithstanding these precautions, it may be possible for an unauthorized third party to copy or otherwise obtain and use our software or other proprietary information or to develop similar software independently. Policing unauthorized use of our products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software and other transmitted data. The laws of other countries may afford us little or no effective protection of our intellectual property. The steps we have taken to prevent misappropriation of our technology, including entering into agreements for that purpose may be insufficient. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of our management resources, either of which could harm our business.

WE MAY BE UNABLE TO LICENSE NECESSARY TECHNOLOGY AND IT MAY BE SUBJECT TO INFRINGEMENT CLAIMS BY THIRD PARTIES.

     Our commercial success will also depend in part on not infringing the proprietary rights of others and not breaching technology licenses that cover technology used in our products. It is uncertain whether any third party patents will require us to develop alternative technology or to alter our products or processes, obtain licenses or cease activities that infringe on third party's intellectual property rights. If any such licenses are required, we may not be able to obtain such licenses on commercially favorable terms, if at all. Our failure to obtain a license to any technology that we may require to commercialize our products and services could cause our business and prospects to suffer. Litigation may also be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of third party proprietary rights.

WE ARE DEPENDENT ON NON-EXCLUSIVE LICENSES FOR CERTAIN TECHNOLOGY INCLUDED IN OUR PRODUCTS.

     We depend on development tools provided by a limited number of third party vendors. Together with application developers, we rely primarily upon software development tools provided by companies in the PC and mobile computing device industries. If any of these companies fail to support or maintain these development tools, we will have to support the tools itself or transition to another vendor. Any maintenance or our support of the tools or transition could be time consuming, could delay product release and upgrade schedule and could delay the development and availability of third party applications used on the our products. Failure to procure the needed software development tools or any delay in availability of third party applications could negatively impact our ability and the ability of third party application developers to release and support our products or they could negatively and materially affect the acceptance and demand for our products, business and prospects.

     The risks associated with such non-exclusive third party licenses:

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

OUR PRODUCTS MAY CONTAIN PRODUCT ERRORS THAT COULD SUBJECT US TO PRODUCT LIABILITY CLAIMS.

     Our products may contain undetected errors or failures when first introduced or as new versions are released, which can result in loss of or delay in market acceptance and could adversely impact future operating results. We do not currently maintain product liability insurance. Although our license agreements contain provisions limiting our liability in the case of damages resulting from use of the software, in the event of such damages, we may be found liable, and in such event such damages could materially affect our business, operating results and financial condition.

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

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The executive officers and directors of the Company are as follows:

              NAME             AGE                          POSITION
     ------------------------  ---   ---------------------------------------------------------
     Bradley A. Rowe           40    President, Chief Executive Officer and Director
     Stephen A. Nicol          40    Senior Vice President of Sales and Business Development,
                                     Secretary and Director
     Kelly Hicks               38    Vice President of Operations and Chief Financial Officer
     John W. Stossel           36    Vice President of Professional Services
     Michael M. Clair          52    Chairman of the Board
     Tyrone F. Pike            46    Director
     M. Bruce Nakao            56    Director
     Gary E. Rieschel          43    Director

MR. ROWE co-founded Pumatech in August 1993 and has served as president since October 1993 and chief executive officer since March 1995. He has also served as a director of Pumatech since August 1993. Prior to founding Pumatech, from January 1991 to July 1993, he held various management positions at SystemSoft Corporation, a PC system software supplier, including vice president of worldwide sales and general manager of desktop computing. In June 1988, Mr. Rowe co-founded Extar Technologies, a manufacturer's representative of PC products, where he held a number of management positions, including vice president of sales and president until December 1990. From November 1983 to June 1988, Mr. Rowe served in various sales positions at Western Digital Corporation, a storage management company, including director of western area sales. Mr. Rowe currently serves as a director of several privately-held companies. Mr. Rowe holds a B.S. degree in engineering and management science from Princeton University.

MR. NICOL co-founded Pumatech in August 1993. He served as senior vice president of sales of Pumatech until November 1999, when he was appointed senior vice president of sales and business development. He has also served as a director of Pumatech since August 1993. Prior to founding Pumatech, he served in several capacities at SystemSoft Corporation, including director of sales for Japan and Asia Pacific from July 1992 to July 1993 and as sales manager for the Eastern United States from November 1991 to July 1992. Mr. Nicol co-founded Extar Technologies in June 1988 where he served until November 1991 as vice president of sales. Previously, Mr. Nicol served as OEM manager for Western Digital Corporation and computer sales representative for Hewlett-Packard Company. He holds an A.B. degree in Political Science from Princeton University.

MR. HICKS became the chief financial officer and vice president of operations of Pumatech in May 1999. From November 1998 to May 1999, Mr. Hicks served as vice president of finance and operations of Luminate Software, Inc. Mr. Hicks also served as corporate controller of Pumatech from January 1997 to November 1998. From 1991 to January 1997, Mr. Hicks served in various capacities with The Santa Cruz Operation, Inc., last serving as corporate controller. Mr. Hicks holds a B.S. degree in business administration with a concentration in Finance from California State University, Chico.

MR. STOSSEL became the vice president of professional services of Pumatech in July 2000. From February 1999 to July 2000, Mr. Stossel served as a member of Dry Creek Software LLC, a mobile computing professional services firm he founded in February 1999 and was acquired by Pumatech in July 2000. Prior to founding Dry Creek, Mr. Stossel served as vice president of engineering of Pumatech from July 1997 to January 1999. Mr. Stossel was also founder and chief executive officer from January 1994 to July 1997 of RealWorld Solutions which provided enterprise class software enabling handheld devices to access data over the Internet and wireless networks. RealWorld was acquired by Pumatech in July 1997. Previously, Mr. Stossel held a variety of management and engineering positions at Apple Computer, Inc. and Charles Schwab & Co., Inc. Mr. Stossel is a dual-degree graduate of the University of Pennsylvania and holds a B.S. degree in Economics from Wharton School along with a B.A.S. concentrating in Electrical Engineering.

MR. CLAIR became a director of Pumatech in November 1994 and has served as chairman of the board of Pumatech since March 1995. Since June 1995, Mr Clair has served as an independent financial consultant. Mr. Clair was a founder of SynOptics Communications (now Nortel Networks), a computer networking company, and from January 1987 to November 1992, served as vice president of sales and marketing and then as senior vice president of sales and customer service of SynOptics. Mr. Clair has more than 25 years of experience in data processing, data and voice communications and local area networking. He spent the early part of his career with Tymshare, Inc., a computer time-sharing company, and ROLM, a manufacturer of digital PBX equipment, in a variety of sales and marketing positions. He holds a B.S. degree in business and an M.B.A. degree from the University of Buffalo. Mr. Clair is a director of several private companies.

MR. PIKE became a director of Pumatech in October 1996. Since July 2000, Mr. Pike has served as the vice president of VPN services of Internap Network Services Corporation, a provider of centrally managed Internet connectivity services. Since March 1993, Mr. Pike has served as director of Citrix Systems, Inc., a publicly held supplier of application server products. From August 1996 to July 2000, Mr. Pike served as chairman of the board and chief executive officer of VPNX.com, a supplier of provisioning software and services for virtual private networks. Mr. Pike served in various senior management positions at UB Networks, Inc., Global Village Communications, Inc., Intel Corporation, and LAN Systems, Inc. Mr. Pike holds an A.B. degree in architecture from Princeton University.

MR. NAKAO became a director of Pumatech in May 1999. Prior to joining Pumatech's board of directors, from June 1996 to May 1999 Mr. Nakao was senior vice president, finance and administration and the chief financial officer of Pumatech. Prior to that, from May 1986 to June 1996, Mr. Nakao served in several capacities at Adobe Systems Incorporated, a software company, most recently as its senior vice president, finance and administration, chief financial officer and treasurer. Prior to his retirement Mr. Nakao was with Ask Jeeves, Inc., an Internet search company, where he served as its senior vice president, finance and administration and chief financial officer from April 1999 until July 2000. He holds a B.A. degree in business and economics from the University of Washington and a M.B.A. degree from Stanford University.

MR. RIESCHEL became a director of Pumatech in February 2000. Mr. Rieschel is currently an executive managing member and general partner of Softbank Technology Ventures, a venture fund focused on early stage Internet companies. Mr. Rieschel has held executive positions at nCUBE, a provider of broadcast video, as vice president marketing from August 1994 to December 1995; Cisco Systems, Inc., a provider of a computer networking products, as director worldwide channels from 1993 to 1994; Sequent Computer Systems, Inc., a computer software company, as director and general manager from 1984 to 1993; and Intel Corporation, a semiconductor and computer company, from 1979 to 1982. He serves as a director for MessageMedia, Inc., Net2Phone, Inc. and Preview Systems, Inc. Mr. Rieschel holds a B.A. degree in Biology from Reed College and an M.B.A. from Harvard Business School.

ITEM 2.    PROPERTIES

     At July 31, 2000, we leased the facilities described below:

                                                                                               LEASE
      LOCATION                       FUNCTION                              SQUARE FEET     EXPIRATION DATE
---------------------- --------------------------------------------------  ------------  --------------------
CALIFORNIA
San Jose, CA           Corporate headquarters; administrative offices,
                           sales and marketing                                31,952*    April 2006
Santa Cruz, CA         Engineering and professional services                   4,030     November 2002
Emeryville, CA         Engineering and professional services                   6,753     August 2003
Campbell, CA           Engineering and professional services                   5,500     August 2002
                                                                               1,500     Month to month lease
                                                                               1,900     December 2000

NEW HAMPSHIRE
Nashua, NH             Engineering, product marketing, and technical
                           support for Intellisync family of products         18,688     November 2003
                                                                               9,006     October 2003

---------------
* 30% of property is subleased until May 2003.

     We believe that our existing facilities are suitable for our present purposes and the productive capacity in such facilities is substantially being utilized. We anticipate, however, needing additional facilities in order to support the expected growth of our operations. We anticipate that we can locate and acquire such additional space when and as it is needed although we cannot be certain that such space can be acquired on terms acceptable to us.

     In the first quarter of fiscal 1999, we implemented a restructuring program for the purpose of consolidating the majority of our engineering and development work at existing facilities in Nashua, New Hampshire. As part of this program, we implemented a reduction in force of approximately 40 positions that primarily affected the engineering group located at the San Jose, California facility. The severance charge was $210,000. The plan was completed at the end of February 1999. Some of the positions eliminated in San Jose were replaced in Nashua. Most of the savings realized from this program are being realized in research and development.

     As part of the restructuring, we vacated a portion of the San Jose facility. The restructure charge related to facilities was $558,000. The unused balance as of July 31, 2000 was $221,000. We have secured a tenant for the vacated portion of the San Jose facility.


ITEM 3.    LEGAL PROCEEDINGS

     Not Applicable.



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal year 2000.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company began trading on the Nasdaq National
Market on December 5, 1996, under the symbol "PUMA." The following table sets forth the high and low closing prices for the Company's Common Stock as reported on the Nasdaq National Market from August 1, 1998, through July 31, 2000. These prices are adjusted for the two-for-one stock split in the form of a stock dividend paid to our stockholders on March 22, 2000. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                                                  HIGH         LOW
                                                                               ----------    --------
     FISCAL 1999
     -----------
     First fiscal quarter (August 1, 1998 to October 31,1998)...............   $ 2 13/16     $ 1
     Second fiscal quarter (November 1, 1998 to January 31, 1999)...........     2  1/4        1  3/8
     Third fiscal quarter (February 1, 1999 to April 30, 1999)..............     2 11/16       1 29/32
     Fourth fiscal quarter (May 1, 1999 to July 31, 1999)...................     3  7/32       2  3/8

     FISCAL 2000
     -----------
     First fiscal quarter (August 1, 1999 to October 31,1999)...............   $18  1/2      $ 2  3/16
     Second fiscal quarter (November 1, 1999 to January 31, 2000)...........    65  5/16      17  1/2
     Third fiscal quarter (February 1, 2000 to April 30, 2000)..............    98            22 14/16
     Fourth fiscal quarter (May 1, 2000 to July 31, 2000)...................    37            19  3/4

     As of October 13, 2000, there were approximately 358 stockholders of record of the Company's common stock and 42,825,784 shares of common stock outstanding.

     The Company has never paid dividends on its capital stock. The Company currently intends to retain any future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

     On July 13, 2000 and in connection with the acquisition of all the outstanding membership interests of Dry Creek Software LLC, we issued 153,353 shares of common stock to the former members of Dry Creek. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act of 1933. We have agreed to register the resale of the shares of common stock issued in this transaction, although a registration statement has not yet been filed.


ITEM 6.    SELECTED  FINANCIAL DATA

     The selected financial data for the five years ended July 31, 2000, which appears on page 19 in the Registrant's Annual Report to Stockholders for the fiscal year ended July 31, 2000 under the caption "Selected Condensed Consolidated Financial Data" is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is set forth on pages 20-31 of the Registrant's Annual Report to Stockholders for the fiscal year ended July 31, 2000 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is set forth on page 31 of the Registrant's Annual Report to Stockholders for the fiscal year ended July 31, 2000 under the subheading "Financial Market Risks" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated August 21, 2000, except as to Note 15, which is as of October 9, 2000, appearing on pages 32-53 of the Registrant's Annual Report to Stockholders for the fiscal year ended July 31, 2000, are incorporated by reference in this Form 10-K Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the directors and executive officers of the Company is set forth in Part I, Item I of this report under the caption "Executive Officers and Directors of the Registrant." Information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference from the definitive proxy statement for the Company's 2000 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this form (the "Proxy Statement") under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the Proxy Statement under the caption "Executive Compensation and Other Matters."


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated from the Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management."


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated from the Proxy Statement under the caption "Certain Transactions."

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1.  Financial Statements

              The following consolidated financial statements of the Company included in the Company's Annual Report to Stockholders for the fiscal year ended July 31, 2000 are filed as part of this report:

                Consolidated Balance Sheets at July 31, 2000 and 1999

                Consolidated Statements of Operations for the three fiscal years ended July 31, 2000

                Consolidated Statements of Stockholders' Equity for the three fiscal years ended July 31, 2000

                Consolidated Statements of Cash Flows for the three fiscal years ended July 31, 2000

                Notes to Consolidated Financial Statements

                Report of Independent Accountants

         2.  Supplemental Schedules

              Report of Independent Accountants on Financial Statement Schedule

              Schedule II - Valuation and Qualifying Accounts

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


     (b) Reports on Form 8-K

         There were no reports on Form 8K filed during the last quarter of the fiscal year covered by this report.


     (c) Exhibits

   EXHIBIT NUMBER                        EXHIBIT TITLE
-------------------   ---------------------------------------------------------
       2.1     2      Agreement and Plan Merger and Reorganization by and
                         among Puma Technology, Inc., CAT Acquisition
                         Corporation and ProxiNet, Inc., dated August 22, 1999.
       2.2     3      Agreement and Plan of Merger and Reorganization by and
                         among Puma Technology, Inc. and Rocket Kitty
                         Acquisition Corp. and NetMind Technologies, Inc. dated December 8,1999.
       3.1     1      Certificate of Incorporation of Puma Technology, Inc., a
                         Delaware corporation.
       3.2     1      Bylaws of Puma Technology, Inc., a Delaware corporation.

   EXHIBIT NUMBER                        EXHIBIT TITLE
-------------------   ---------------------------------------------------------
       3.3   * 4      Puma Technology, Inc. 2000 Supplemental Stock Option Plan
                         and related form of stock option agreement.
       3.4   * 5      ProxiNet 1997 Stock Plan.
       3.5   * 6      NetMind Technologies, Inc. 1997 Stock Plan.
      10.1   * 7      Amended and Restated 1993 Stock Option Plan and forms of
                         stock option agreements used thereunder.
      10.2   * 7      Puma Technology, Inc. 1998 Employee Stock Purchase Plan
                         and form of notice of exercised used thereunder.
      10.3     1      Lease Agreement dated October 18, 1995, between the
                         Company and Photonics Corporation.
      10.4   + 1      Software License Agreement dated as of May 30, 1995,
                         between the Company and Toshiba Corporation.
      10.5   + 1      Software License Agreement dated as of September 14, 1995, between the Company and NEC Technologies, Inc. and Amendment No. 1 thereto dated October 25, 1995 and Amendment No. 2 thereto dated January 10, 1996.
      10.6   + 1      Software License Agreement dated as of May 23, 1995,
                         between the Company and NEC Corporation and Amendment No. 1 thereto dated February 19, 1996.
      10.7   + 1      Software License Agreement dated as of May 20, 1996
                         between the Company and NEC Corporation.
      10.8     1      Form of Indemnity Agreement for directors and officers.
      10.9     8      Form of Stock Purchase Agreement by and between Puma
                         Technology, Inc. and each of the selling stockholders.
      13.1     9      Portions of the Annual Report to Stockholders for the
                         fiscal year ended July 31, 2000 expressly incorporated by reference herein.
      21.1     9      Subsidiaries of the Registrant.
      23.1     9      Consent of PriceWaterhouseCoopers LLP, Independent
                         Accountants.
      24.1     9      Power of Attorney  (reference page 35 of this Form-10K).
      27.1     9      Financial Data Schedule (filed in EDGAR format only).

------------

+     Confidential treatment has been granted for portions of this exhibit.
*     Management contract or compensatory plan or arrangement.

1. Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-011445).
2. Incorporated by reference to the Company's Report on Form 8-K filed on October 29,1999.
3. Incorporated by reference to the Company's Report on Form 8-K filed on December 10,1999.
4. Incorporated by reference to the Company's Report on Form S-8 filed on May 5, 2000.
5. Incorporated by reference to the Company's Report on Form S-8 filed on November 1, 1999.
6. Incorporated by reference to the Company's Report on Form S-8 filed on February 24, 2000.
7. Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal year ended July 31, 1999 filed on October 29, 1999.
8. Incorporated by reference to the Company's Report on Form S-3 filed on April 21, 2000.
9.   Filed herewith.


     (d) Financial Statement Schedules.

         See Item 14 (a) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, on this 27th day of October, 2000.

                                            Puma Technology, Inc.

     Date:  October 27, 2000                By: /s/ KELLY J. HICKS
                                                --------------------------------
                                                Kelly J. Hicks
                                                Vice President of Operations and
                                                Chief Financial Officer


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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

               SIGNATURE                                      TITLE                              DATE
-------------------------------------  ---------------------------------------------     ---------------------
    /s/ BRADLEY A. ROWE                  President, Chief Executive Officer and             October 27, 2000
-------------------------------              Director (Principal Executive Officer)
        Bradley A. Rowe

   /s/ STEPHEN A. NICOL                  Senior Vice President, Sales and                   October 27, 2000
-------------------------------              Business Development, Secretary and
       Stephen A. Nicol                      Director


     /s/ KELLY J. HICKS                  Vice President of Operations and                   October 27, 2000
-------------------------------              Chief Financial Officer (Principal
         Kelly J. Hicks                      Financial and Accounting Officer)


   /s/ MICHAEL M. CLAIR                  Chairman of the Board                              October 27, 2000
-------------------------------
       Michael M. Clair

     /s/ TYRONE F. PIKE                  Director                                           October 27, 2000
-------------------------------
         Tyrone F. Pike

    /s/ M. BRUCE NAKAO                   Director                                           October 27, 2000
-------------------------------
        M. Bruce Nakao

    /s/ GARY E. RIESCHEL                 Director                                           October 27, 2000
-------------------------------
        Gary E. Rieschel

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of Puma Technology, Inc.:

Our audits of the consolidated financial statements referred to in our report dated August 21, 2000, except as to Note 15, which is as of October 9, 2000, appearing in the Annual Report to Shareholders of Puma Technology, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

San Jose, California
August 21, 2000

                                   SCHEDULE II

                              PUMA TECHNOLOGY, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                         BALANCE AT       CHARGED TO                           BALANCE
                                                        BEGINNING OF       COSTS AND                          AT END OF
                    CLASSIFICATION                         PERIOD          EXPENSES         DEDUCTIONS         PERIOD
------------------------------------------------------  ------------      ----------        ----------        ---------
                                                                                 (IN THOUSANDS)
Allowance for doubtful accounts and sales return for
  the year ended:
     July 31, 1998.....................................    $  677            $ 733            $ 467            $  943
     July 31, 1999.....................................    $  943            $ 904            $ 240            $1,607
     July 31, 2000.....................................    $1,607            $ 974            $ 597            $1,984