Form 10-Q
period 2000-10-31
PUMA TECHNOLOGY INC
filed 2000-12-15
CIK 1020716

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2000

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from           to

                              --------------------

                         Commission File Number 0-21709

                              PUMA TECHNOLOGY, INC.

           Incorporated Pursuant to the Laws of the State of Delaware

                              --------------------

                  IRS Employer Identification Number 77-0349154

               2550 North First Street, San Jose, California 95131

                                 (408) 321-7650

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes   X   No
           -----    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 2000: 43,855,953

                              PUMA TECHNOLOGY, INC.

                                   10-Q REPORT

                                      INDEX

                                                                                                         PAGE
                                                                                                        NUMBER
                                                                                                        ------
PART I - FINANCIAL INFORMATION                                                                             2

              Item 1.        Condensed Consolidated Financial Statements                                   2

                                    Condensed Consolidated Balance Sheets                                  2
                                    Condensed Consolidated Statements of Operations                        3
                                    Condensed Consolidated Statements of Cash Flows                        4

                             Notes to Condensed Consolidated Financial Statements                          5

              Item 2.        Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                                13

              Item 3.        Quantitative and Qualitative Disclosures About Market Risk                   37


PART II - OTHER INFORMATION                                                                               38

              Item 1.        Legal Proceedings                                                            38

              Item 2.        Changes in Securities and Use of Proceeds                                    38

              Item 3.        Defaults Upon Senior Securities                                              38

              Item 4.        Submission of Matters to a Vote of Security Holders                          38

              Item 5.        Other Information                                                            38

              Item 6.        Exhibits and Reports on Form 8-K                                             38

SIGNATURE                                                                                                 39

                              PUMA TECHNOLOGY, INC.

                         PART I - FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                               (Unaudited)

                                                                         OCTOBER 31,         JULY 31,
                                                                            2000               2000
                                                                       ---------------    ---------------
ASSETS
Current assets:
   Cash and cash equivalents.......................................        $  30,541          $  54,492
   Short-term investments..........................................           37,061             30,768
   Accounts receivable, net.......................................             6,514              6,358
   Inventories, net................................................              244                235
   Other current assets............................................            1,379              1,732
                                                                       ---------------    ---------------
      Total current assets.........................................           75,739             93,585

Property and equipment, net.......................................             6,446              4,828
Intangible assets, net.............................................           27,375             17,109
Other assets.......................................................            4,974              3,133
                                                                       ---------------    ---------------
          Total assets.............................................        $ 114,534          $ 118,655
                                                                       ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................        $   3,400          $   2,601
   Accrued liabilities.............................................            3,707              4,036
   Current portion of long-term notes payable......................              259                259
   Deferred revenue................................................            6,002              6,372
                                                                       ---------------    ---------------
      Total current liabilities....................................           13,368             13,268

Long-term notes payable............................................              259                310
                                                                       ---------------    ---------------
      Total liabilities............................................           13,627             13,578
                                                                       ---------------    ---------------
Commitments and contingencies

Stockholders' equity:
   Common stock, $0.001 par value, 60,000 shares authorized; 43,005 shares at October 31, 2000 and 42,307 shares at July 31, 2000
      issued and outstanding.......................................               43                 42
   Additional paid-in capital......................................          146,631            146,051
   Receivable from stockholders....................................             (330)              (330)
   Deferred stock compensation.....................................           (2,893)            (3,114)
   Accumulated deficit.............................................          (42,571)           (37,589)
   Other comprehensive income......................................               27                 17
                                                                       ---------------    ---------------
      Total stockholders' equity...................................          100,907            105,077
                                                                       ---------------    ---------------
          Total liabilities and stockholders' equity...............        $ 114,534          $ 118,655
                                                                       ===============    ===============


     See accompanying notes to condensed consolidated financial statements.

                              PUMA TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                         THREE MONTHS ENDED
                                                                            OCTOBER 31,
                                                                ---------------------------------
                                                                     2000                1999
                                                                --------------      -------------
Revenue.......................................................      $  9,923           $  6,412
                                                                --------------      -------------
Cost and operating expenses:
   Cost of revenue............................................         1,559                605
   Research and development (excludes non-cash stock
     compensation of $89 and $87).............................         5,999              2,836
   Sales and marketing (excludes non-cash stock compensation
     of $37 and $183).........................................         5,373              3,171
   General and administrative (excludes non-cash stock
     compensation of $95 and $121)............................         1,323                946
   In-process research and development........................             -              4,218
   Amortization of intangibles................................         1,382                 74
   Non-cash stock compensation................................           221                391
                                                                --------------      -------------
       Total cost and operating expenses......................        15,857             12,241
                                                                --------------      -------------
Operating loss................................................        (5,934)            (5,829)
Other income, net.............................................         1,088              1,266
                                                                --------------      -------------
Loss before income taxes......................................        (4,846)            (4,563)
Provision for income taxes....................................          (136)              (192)
                                                                --------------      -------------
Net loss......................................................        (4,982)            (4,755)
Accretion of mandatorily redeemable convertible preferred
   stock to redemption value..................................             -             (1,535)
                                                                --------------      -------------
Net loss attributable to common stockholders..................      $ (4,982)          $ (6,290)
                                                                ==============      =============

Basic and diluted net loss per share..........................      $  (0.12)          $  (0.20)
                                                                ==============      =============
Shares used in computing basic and diluted net loss per
   share......................................................        42,666             31,461
                                                                ==============      =============

     See accompanying notes to condensed consolidated financial statements.

                              PUMA TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                       THREE MONTHS ENDED
                                                                                           OCTOBER 31,
                                                                                ------------------------------
                                                                                     2000              1999
                                                                                -------------     ------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss...........................................................        $  (4,982)          $  (4,755)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Purchased in-process research and development...................                -               4,218
        Depreciation and amortization...................................            1,927                 403
        Non-cash stock compensation.....................................              221                 391
        Realized gain on sale of investments............................                -                (892)
     Changes in operating assets and liabilities:
        Accounts receivable.............................................             (156)               (858)
        Inventories.....................................................               (9)               (141)
        Other current assets............................................              454              (1,008)
        Accounts payable................................................              799                 297
        Accrued liabilities.............................................             (529)               (523)
        Deferred revenues...............................................             (370)                468
        Other assets and liabilities....................................             (542)                601
                                                                                -------------     ------------
  Net cash used in operating activities.................................           (3,187)             (1,799)
                                                                                -------------     ------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment.................................           (1,757)               (422)
     Purchase of short-term investments, net............................           (6,287)             (1,937)
     Purchase of investments............................................           (1,000)                  -
     Acquisition........................................................          (12,250)                  -
                                                                                -------------     ------------
  Net cash used in investing activities.................................          (21,294)             (2,359)
                                                                                -------------     ------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on notes payable................................              (51)                  -
     Proceeds from line of credit, net..................................                -                 118
     Note advances to stockholders......................................                -                  (1)
     Proceeds from exercise of warrants.................................                2                   -
     Proceeds upon exercise of stock options, net.......................              183                  55
     Proceeds from newly issued common stock, net.......................              396                 137
     Payments to settle acquired liabilities............................                -                (764)
                                                                                -------------     ------------
  Net cash provided by (used in) financing activities...................              530                (455)
                                                                                -------------     ------------

  Net decrease in cash and cash equivalents.............................          (23,951)             (4,613)
  Cash and cash equivalents at beginning of period......................           54,492              16,639
                                                                                -------------     ------------
  Cash and cash equivalents at end of period............................        $  30,541           $  12,026
                                                                                =============     ============
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid......................................................        $      16           $       6
                                                                                =============     ============
     Income taxes paid..................................................        $     167           $     205
                                                                                =============     ============
     Common stock issued in connection with business acquisition........        $       -           $  14,787
                                                                                =============     ============
     Accretion of redeemable convertible preferred stock................        $       -           $   1,535
                                                                                =============     ============

     See accompanying notes to condensed consolidated financial statements.

                              PUMA TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Puma Technology, Inc. (Pumatech or the Company) for the three months ended October 31, 2000 and 1999 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000. The condensed consolidated balance sheet as of July 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform to the current period's presentation. The results of operations for the interim period ended October 31, 2000 are not necessarily indicative of results to be expected for the full year.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including the company formerly known as NetMind Technologies, Inc. (NetMind) that merged with and into a wholly-owned subsidiary of Pumatech on February 24, 2000 in a pooling of interests transaction. All periods presented have been restated in order to include the financial results of NetMind since inception. All significant inter-company accounts and transactions have been eliminated.

Prior to the acquisition, NetMind's fiscal year ended on December 31. The condensed consolidated financial statements for the three months ended October 31, 2000 and 1999 reflect the results of operations of Pumatech combined with the results of operations of NetMind for the corresponding periods.

On February 23, 2000, the Company announced a two-for-one stock split in the form of a stock dividend. The record date for the stock split was March 8, 2000 and the payment date was March 22, 2000. All share, per share, common stock, stock option and warrant amounts have been retroactively restated to reflect the stock split.


NOTE 2  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 was amended by SFAS 138 in June 2000. SFAS 133 and 138 require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted these statements on August 1, 2000. Since the Company does not engage in hedging activities and does not buy or sell derivative instruments, the adoption of SFAS 133 and 138 had no impact on the consolidated financial statements.

REVENUE RECOGNITION AND FINANCIAL STATEMENTS

In December 1999, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 must be implemented by the Company no later than its fourth fiscal quarter of fiscal 2001. The Company is reviewing the requirements of SAB 101 and currently believes that its revenue recognition policy is consistent with the guidance of SAB 101.

CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION

In March 2000, FASB issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board (APB) Opinion No. 25." FIN 44 clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on the Company's financial position or results of operations.

ACCOUNTING FOR CERTAIN SALES INCENTIVES

In May 2000, the Emerging Issues Task Force Issue (EITF) released issue No. 00-14 "Accounting for Certain Sales Incentives," which provides guidance on the accounting for certain sales incentives offered by companies to their customers such as discounts, coupons and rebates on products or services. EITF 00-14 became effective for all fiscal quarters beginning after May 18, 2000 and addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. The provisions of EITF 00-14 will require the Company to classify free product and service incentives delivered to customers at the time of sale as cost of sales in its consolidated statement of operations. The application of EITF 00-14 did not have a material impact on the Company's financial position or results of operations.

ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS

In August 2000, the EITF released issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 addresses the income statement classification of amounts billed to a customer for shipping and handling costs as well as the classification of amounts incurred for shipping and handling costs. The EITF concluded that amounts billed to customers in sales transactions related to shipping and handling should be classified as revenue, and any costs incurred should be classified as cost of goods sold or, in general, as operating expense. If shipping and handling costs incurred are not included in cost of goods sold, the amount of such costs and the line item on the statement of operations which includes those costs should be disclosed. The Company has adopted EITF 00-10. The application of EITF 00-10 did not have a material impact on the Company's financial position or results of operations.

NOTE 3  BALANCE SHEET COMPONENTS

Accounts receivable, net, consist of the following:

                                                                               OCTOBER 31,       JULY 31,
                                                                                  2000             2000
                                                                              -------------- -----------------
                                                                                      (IN THOUSANDS)
Accounts receivable.........................................................   $     9,131    $     8,342
Less: Allowances for doubtful accounts and sales returns...................         (2,617)        (1,984)
                                                                              -------------- -----------------
    Accounts receivable, net................................................   $     6,514    $     6,358
                                                                              ============== =================

Inventories, net, consist of the following:

                                                                               OCTOBER 31,       JULY 31,
                                                                                  2000             2000
                                                                              -------------- -----------------
                                                                                      (IN THOUSANDS)
Raw materials...............................................................    $     161       $     173
Finished goods and work-in-process..........................................          173             149
                                                                              -------------- -----------------
                                                                                      334             322
Less: Inventory reserves...................................................           (90)            (87)
                                                                              -------------- -----------------
    Inventories, net........................................................    $     244       $     235
                                                                              ============== =================

Property and equipment, net, consist of the following:

                                                                               OCTOBER 31,       JULY 31,
                                                                                  2000             2000
                                                                              --------------  ----------------
                                                                                      (IN THOUSANDS)
 Computer equipment and software...........................................     $    8,029      $    5,977
 Furniture and office equipment............................................          2,339           2,313
 Leasehold improvements....................................................          1,091           1,006
                                                                              --------------  ----------------
                                                                                    11,459           9,296
 Less: Accumulated depreciation and amortization...........................         (5,013)         (4,468)
                                                                              --------------  ----------------
    Property and equipment, net.............................................     $   6,446       $    4,828
                                                                              ==============  ================

Intangible assets, net, consist of the following:

                                                                               OCTOBER 31,       JULY 31,
                                                                                  2000             2000
                                                                              --------------  ----------------
                                                                                      (IN THOUSANDS)
 Intangible assets:
    Goodwill...............................................................    $   24,297      $   14,130
    Developed technology....................................................        5,711           5,711
    Workforce-in-place.....................................................         2,181             900
    Existing contracts......................................................          200               -
                                                                              --------------  ----------------
                                                                                   32,389          20,741
    Less: Accumulated amortization..........................................       (5,014)         (3,632)
                                                                              --------------  ----------------
        Intangible assets, net..............................................   $   27,375      $   17,109
                                                                              ==============  ================


NOTE 4  NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants for all periods.

Basic and diluted net loss per share were calculated as follows during the three months ended October 31, 2000 and 1999, respectively:

                                                                   THREE MONTHS ENDED
                                                                       OCTOBER 31,
                                                              -----------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                          2000             1999
                                                              --------------   ------------
NUMERATOR:
Net loss attributable to common stockholders................    $  (4,982)       $  (6,290)
                                                              ==============   ============
DENOMINATOR:
Weighted average shares outstanding used to compute basic
    and diluted net loss per common share...................       42,666           31,461
                                                              ==============   ============

Basic and diluted net loss per share........................    $   (0.12)       $   (0.20)
                                                              ==============   ============

All common shares that were held in escrow were excluded from basic and diluted net loss per share calculations.

Potential common shares attributable to mandatorily redeemable preferred stock, stock options, and warrants of 8,459,416 and 10,814,102 were outstanding at October 31, 2000 and 1999, respectively. However, as a result of a net loss incurred by the Company in the three months ended October 31, 2000 and 1999, the corresponding weighted average outstanding shares (using the treasury stock method) were antidilutive and were excluded from net loss per share calculations.

NOTE 5  COMPREHENSIVE INCOME / (LOSS)

Accumulated other comprehensive income (loss) on the condensed consolidated balance sheets consists of unrealized gains (losses) on available for sale investments and foreign currency translation adjustments. Total comprehensive loss for the three months ended October 31, 2000 and 1999, is presented in the following table:


                                                                THREE MONTHS ENDED
(IN THOUSANDS)                                                      OCTOBER 31,
                                                          -----------------------------
                                                              2000            1999
                                                          -------------  --------------
Net loss...............................................    $  (4,982)      $  (4,755)
Other comprehensive income:
    Change in unrealized gains on investments..........            6             212
    Change in currency translation adjustments..........           4              (5)
                                                          -------------  --------------
        Total other comprehensive income................          10             207
                                                          -------------  --------------
Total comprehensive loss................................   $  (4,972)      $  (4,548)
                                                          =============  ==============

The balance of unrealized gains on investments at October 31, 2000 and 1999 consisted entirely of unrealized gains for our holdings of Amazon.com common stock.


NOTE 6  PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

The Company expensed purchased in-process research and development costs of $4,218,000 as a result of the ProxiNet, Inc. (ProxiNet) acquisition in the first quarter of fiscal 2000.

The ProxiNet acquisition has been accounted for as a purchase. The total purchase price of approximately $17,384,000 (including liabilities of $2,070,000), was assigned, based on an independent appraisal, to the fair value of the assets acquired, including the following (in thousands):

Tangible assets, net, acquired............ $   676
In-process research and development.......   4,218
Core technology...........................   3,092
Acquired workforce-in-place...............     286
Goodwill..................................   9,112
                                           -------
                                           $17,384
                                           =======

As of the acquisition date, technological feasability of the in-process technology has not been established and the technology has no alternative future use. Therefore, the Company expensed the in-process research and development in the first quarter of fiscal year 2000. The remaining intangible assets are being amortized using the straight-line method over the estimated useful life of the assets ranging from 18 months to 5 years.

The value assigned to this acquired in-process research and development was determined by identifying research projects in areas for which technological feasibility had not been established as of the acquisition date. These include projects for ProxiWare-TM- and ProxiWeb-TM- technology. The value was determined by estimating the revenue contribution and the percentage of completion of each of these projects. The projects were deemed to be 55% complete on the date of acquisition. The net cash flows were then discounted utilizing a weighted average cost of capital of 27.5%, which, among other related assumptions, we believe to be fairly accurate. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates described above. Revenues were projected to be generated in fiscal 2000 for the products in development at the acquisition date. If these projects are not successfully developed, our future revenues and achievement of profitability may not be realized. Additionally, the value of other intangible assets acquired may become impaired.

To date, actual results have been consistent, in all material respects, with our assumptions at the time of the acquisition. The assumptions primarily consist of an expected completion date for the in-process projects, estimated costs to complete the projects, and revenue and expense projections once the products have entered the market. The projects for ProxiWare and ProxiWeb technology that is currently branded as the Browse-it product was completed, as expected, in the fourth quarter of fiscal 2000 and are now generating revenue. Failure to achieve the expected levels of revenue and net income from these products during their entire life cycle will negatively impact the return on investment expected at the time that the acquisition was completed and potentially result in impairment of any other assets related to the development activities.

NOTE 7  ACQUISITION

In October 2000, the Company signed and closed an asset purchase agreement with Vanteon Corporation (Vanteon), of Rochester, New York to acquire certain assets and assume certain liabilities of The Windward Group (Windward), a wholly owned subsidiary of Vanteon headquartered in Los Gatos, California. Windward is a professional services company specializing in creating consumer and enterprise solutions that combine mobile, wireless, desktop, Internet and database technology. The condensed consolidated financial statements include the results of operations of Windward since the date of acquisition. Under the terms of the agreement, we paid $12,250,000 in cash up-front and placed approximately 171,000 of Pumatech common stock in escrow. These shares will be valued upon issuance from escrow based on the fair value of the common stock around that date and will increase the amount of goodwill arising from the transaction. The shares will be released to Vanteon based on the achievement of quarterly performance milestones over fiscal 2001. The agreement also provided for a rent reimbursement from Vanteon for the Los Gatos facility over the remaining term of the related lease which has been assumed by the Company. The $611,000 present value of the rent reimbursement was treated as a reduction of the purchase price.

The Windward acquisition has been accounted for as a purchase. The total purchase price of approximately $12,030,000 (including liabilities of $191,000 and acquisition costs of $200,000) was assigned, based on independent appraisal, to the fair value of net assets acquired, including the following (in thousands):

Tangible assets, net, acquired.............   $      406
Existing contracts.........................          200
Acquired workforce-in-place................        1,281
Goodwill...................................       10,143
                                             -----------
                                              $   12,030
                                             ===========

The intangible assets acquired are being amortized using the straight-line method over the estimated useful life of the assets. The estimated useful life of the existing contracts is the remaining term of the respective contracts ranging from one to four months. The useful life of the acquired workforce-in-place and goodwill is estimated to be 18 months and 5 years, respectively.

PRO FORMA RESULTS

The following unaudited pro-forma consolidated financial information reflects the results of operations for the three months ended October 31, 2000 and 1999, as if the acquisition of Windward had occurred on August 1, 1999 and after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on August 1, 1999. In addition, these results are not intended to be projection of future results and do not reflect any synergies that might be achieved from the combined operations.

                                                                THREE MONTHS ENDED
                                                                    OCTOBER 31,
                                                     -----------------------------------------
                                                            2000                  1999
                                                     ------------------     ------------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pro-forma revenue..................................       $  11,536            $   8,617
Pro-forma net loss.................................       $  (6,333)           $  (7,113)
Pro-forma basic and diluted loss per share.........       $   (0.15)           $   (0.23)

NOTE 8  BUSINESS SEGMENTS

Operating segments are identified as components of an enterprise about which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision-making group to make decisions about how to allocate resources and assess performance. The Company's chief operating decision maker is the chief executive officer. To date the Company has reviewed its operations principally in a single segment. The chief operating decision maker assesses performance based on the gross profit generated by this segment.

The Company operates in a single industry segment encompassing the development, marketing and support of mobile data exchange software. The Company markets its products to customers primarily in North America, Asia and Europe. The Company's customer base consists primarily of corporate organizations, business development organizations, industry associations, resellers, international system integrators, large OEMs in the PC market and selected distributors in North America, Africa, Asia, Australia, Europe, New Zealand and South America which primarily market to the retail channel.

Revenue information by geographic region is as follows:

                                                               THREE MONTHS ENDED
                                                                OCTOBER 31, 2000
                                                         --------------------------------
                                                                2000            1999
                                                         --------------- ----------------
                                                                 (IN THOUSANDS)
 North America.........................................   $    7,829      $    4,051
 Japan..................................................       1,545           1,987
 Other International....................................         549             374
                                                         --------------- ----------------
   Total revenue........................................  $    9,923      $    6,412
                                                         =============== ================

Revenue information by product group is as follows:

                                                               THREE MONTHS ENDED
                                                                OCTOBER 31, 2000
                                                         --------------------------------
                                                                2000            1999
                                                         --------------- ----------------
                                                                 (IN THOUSANDS)
 Notebook-Intellisync royalty revenues.................. $       757      $    1,580
 Enterprise products....................................       4,720           2,854
 MAP products and licensing ............................       3,313           1,555
 Service................................................       1,133             423
                                                         --------------- ----------------
   Total revenue........................................  $    9,923       $   6,412
                                                         =============== ================

Substantially all of the Company's long-lived assets are in the United States.


NOTE 9  SUBSEQUENT EVENT

On November 7, 2000, the Company signed and closed a definitive agreement to acquire certain assets of SwiftTouch Corporation of Bedford, Massachusetts, a provider of Web-based Universal Access Solutions. Under the terms of the agreement, the Company paid $320,000 in cash and issued 100,000 shares of the Company's common stock. The transaction is being accounted for as a purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q AND IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN OUR FORM 10-K. THIS QUARTERLY REPORT ON FORM 10-Q, AND IN PARTICULAR MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR OUR FUTURE PERFORMANCE THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES INCLUDING THOSE DISCUSSED IN "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" BELOW. IN THIS FORM 10-Q, THE WORDS "ANTICIPATES", "BELIEVES", "EXPECTS", "INTENDS", "FUTURE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. ALL STATEMENTS THAT ADDRESS OPERATING PERFORMANCE, EVENTS OR DEVELOPMENTS THAT WE EXPECT OR ANTICIPATE WILL OCCUR IN THE FUTURE, INCLUDING STATEMENTS RELATING TO PLANNED PRODUCT RELEASES AND COMPOSITION OF REVENUE, BOTH IN TERMS OF SEGMENT AND GEOGRAPHICAL SOURCE, ARE FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT VIEWS AND ASSUMPTIONS REGARDING FUTURE EVENTS AND OPERATING PERFORMANCE, AND SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. ACTUAL EVENTS OR OUR ACTUAL FUTURE RESULTS MAY DIFFER MATERIALLY FROM ANY FORWARD LOOKING STATEMENTS DUE TO THE RISKS AND UNCERTAINTIES OUTLINED BELOW.


Management's discussion and analysis includes:

         -    Business overview.

         - A comparison of our results of operations in the three months ended October 31, 2000 with the results in the corresponding period in fiscal 2000.

         -    A discussion of our operating liquidity and capital resources.

         - A discussion of factors that may affect our future operating results.


BUSINESS OVERVIEW

Puma Technology, Inc. (Pumatech) was incorporated in California in August 1993 and reincorporated in Delaware in November 1996. We develop, market and support synchronization, change detection/notification, and Web rendering/browsing software that enables consumers, mobile professionals and information technology officers to harness the full capabilities of handheld organizers/computers, Web-enabled-cellular phones, pagers and other wireless personal communications platforms. We provide a mobile device management solution that addresses several scenarios for synchronization, complete customization of device-based applications, centralized backup, security, information flow control, notification, e-commerce and browsing of intranet and Internet-based information. Our software is designed to improve the productivity of business professionals and corporations who are increasingly relying on mobile computing devices to address their growing needs for accessible, up-to-date information, whether in or out of the office. Our product families, which include Intellisync-Registered Trademark-, Intellisync Anywhere-Registered Trademark-, Satellite Forms-Registered Trademark-, Browse-it-TM-, Mind-it-TM- and Sync-it-TM- software are designed to connect mobile devices to essential information anytime, anywhere. The

Intellisync platform lets users synchronize the critical connection between both wired and wireless handheld devices and the vast stores of information found in corporate databases, the Internet and individuals' PC applications. Intellisync Anywhere keeps users current with remote and LAN-based data synchronization between groupware servers and Palm OS-Registered Trademark-handhelds. Satellite Forms provides the tools needed to create custom applications for Palm OS handhelds and the ability to integrate those applications with desktop or network databases. Browse-it enables users to view Web pages online or offline on their Palm OS handhelds in a secure, conventional and quick manner. Mind-it technology provides user-driven personalization, enabling users to track specific Web information and be notified when that information changes. Based on our Intellisync synchronization software, our recently announced Sync-it solution, (currently undergoing beta testing) allows users to perform true, multi-point, Web-based synchronization of calendar, e-mail, contacts, and tasks between their Palm OS handheld and their home PC, work PC, and Internet PIM (Personal Information Management), using a network, dial-up, or wireless connection to the Internet.

Browse-it, Mind-it and Sync-it form the essential components of our Mobile Application Platform (MAP) offering. MAP is the common server platform on which we are building our new mobile and wireless solutions. Designed for maximum scalability and performance, MAP empowers both Internet access and wireless access to mobile devices. This differs markedly from the PC-centric connectivity solutions that enable Internet access only while tethered to a PC. MAP will provide ubiquitous access to mobile devices over both wired and wireless media, and will not require the PC to act as a gateway to the network. MAP is deployed inside the firewalls of major corporations. In addition, MAP may also be hosted through our recently announced Intellisync.com-SM- Web service, which is currently undergoing a nationwide beta test involving thousands of users. We expect Intellisync.com to be available for the general public in the first half of calendar 2001.

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

In October 2000, we signed and closed an asset purchase agreement with Vanteon Corporation (Vanteon), of Rochester, New York to acquire selective assets and assume certain liabilities of The Windward Group (Windward), a wholly owned subsidiary of Vanteon headquartered in Los Gatos, California. Windward is a professional services company specializing in creating consumer and enterprise solutions that combine mobile, wireless, desktop, Internet and database technology. The condensed consolidated financial statements presented in this Form 10-Q include the results of operations of Windward since the date of acquisition. The transaction is being accounted for as a purchase. Under the terms of the agreement, we paid $12,250,000 in cash up-front and placed approximately 171,000 of Pumatech common stock in escrow. These shares will be valued upon issuance from escrow based on the fair value of the common stock around that date and will increase the amount of goodwill arising from the transaction. The shares will be released to Vanteon based on the achievement of quarterly performance milestones over fiscal 2001. The agreement also provided for a rent reimbursement from Vanteon for the Los Gatos facility over the remaining term of the related lease which has been assumed by Pumatech. The $610,000 present value of the rent reimbursement was treated as a reduction of the purchase price. In connection with this acquisition, we hired from Windward approximately 40 additional employees for our professional services organization.

RECENT EVENT

On November 7, 2000, we signed and closed a definitive agreement to acquire certain assets of SwiftTouch Corporation (SwiftTouch) of Bedford, Massachusetts, a provider of Web-based Universal Access Solutions. Under the terms of the agreement, we paid $320,000 in cash and issued 100,000 shares of our common stock. The transaction is being accounted for as a purchase.


RESULTS OF OPERATIONS

All historical financial information and analysis have been restated to reflect the acquisition of NetMind Technologies, Inc. (NetMind) on February 24, 2000, which was accounted for as a pooling of interests.

The following table sets forth-certain consolidated statement of operations data as a percentage of revenue for the periods indicated:

                                                                 THREE MONTHS ENDED
                                                                     OCTOBER 31,
                                                        ----------------------------------
                                                              2000                1999
                                                        ---------------    ---------------
Revenue                                                     100.0%               100.0%
                                                        ---------------    ---------------
Cost and operating expenses:
   Cost of revenue                                           15.7                  9.4
   Research and development                                  60.5                 44.2
   Sales and marketing                                       54.1                 49.5
   General and administrative                                13.4                 14.7
   In-process research and development                          -                 65.8
   Amortization of intangibles                               13.9                  1.2
   Non-cash stock compensation                                2.2                  6.1
                                                        ---------------    ---------------
       Total cost and operating expenses                    159.8                190.9
                                                        ---------------    ---------------
Operating loss                                              (59.8)               (90.9)
Other income, net                                            11.0                 19.7
                                                        ---------------    ---------------
Loss before income taxes                                    (48.8)               (71.2)
Provision for income taxes                                   (1.4)                (3.0)
                                                        ---------------    ---------------
Net loss                                                    (50.2)               (74.2)
Accretion of mandatorily redeemable convertible
   preferred stock to redemption value                          -                (23.9)
                                                        ---------------    ---------------
Net loss attributable to common stockholders                (50.2)%              (98.1)%
                                                        ===============    ===============

REVENUE. We derive revenue from two primary sources: software licenses and fees for service. Revenue for the three months ended October 31, 2000 increased by 55% to $9,923,000 as compared to $6,412,000 for the same period in 1999. Our revenue growth in fiscal 2001 resulted from higher revenues from our Enterprise products, which include both personal and server based Intellisync, Intellisync Anywhere and Satellite Forms products, increased licensing of components of our MAP, and higher service revenue. This increase more than offset the decline in Intellisync for Notebook and TranXit-Registered Trademark- product royalty revenue.

OEM revenue continues to represent a significant portion of our revenue. OEM revenue of $2,795,000 and $3,262,000 represented 28% and 51% of our revenue, in the three months ended October 31, 2000 and 1999, respectively. The decrease in OEM revenue was primarily due to the decline in Intellisync for Notebook and TranXit product royalty revenue, partially offset by increase in platform licensing of Software Development Kits (SDK). No customer accounted for more than 10% of total revenue in the three months ended October 31, 2000. In the three months ended October 31, 1999, Toshiba Corporation accounted for approximately 12% of our revenue and no other customer accounted for more than 10% of our revenue. Although several OEMs agreements contain contractual minimum purchase obligations, there can be no assurance that any particular OEM will satisfy the obligation. In addition, we believe that the percentage of revenue derived from OEMs may fluctuate in future periods since the distribution channels we use for our existing and future products are subject to change. Further, we expect the notebook and PC OEM portion of this revenue to continue to decrease as a percentage of our overall revenue throughout fiscal 2001.

International revenue continues to represent a significant portion of our revenue. International revenue in the three months ended October 31, 2000 was $2,345,000, or 24% of total revenue, compared to $2,520,000 or 39% of total revenue for the same period in 1999. International revenue decreased as a percentage of total revenue due to the substantial increase in our U.S. revenue. Our international revenue decreased in absolute terms due to lower international notebook and PC OEM royalties. We expect, however, our international revenue to increase in future periods as we continue to expand our operations worldwide, particularly Europe. International revenue may be subject to certain risks not normally encountered in domestic operations, including exposure to tariffs, various trade regulations and fluctuations in currency exchange rates. See "Factors That May Affect Future Operating Results."

         - LICENSE REVENUE. License revenue is earned from the sale and use of software products and royalty agreements with OEMs. License revenue was $8,790,000 in the first three months ended October 31, 2000 as compared to $5,989,000 for the same period in 1999. The 47% increase in license revenues reflected an increase in revenues of MAP products and Enterprise products, primarily Intellisync, Satellite Forms and Intellisync Anywhere. This increase was offset by declining revenue received for the Intellisync for Notebook and TranXit products. Deferred revenue was $6,002,000 and $4,457,000 at October 31, 2000 and 1999, respectively. The 35% increase in deferred revenue was attributable to revenues related to Intellisync Gold and Intellisync Anywhere products and platform licensing of SDK.

         - SERVICE REVENUE. Service revenue is derived from fees for services, including fixed time and materials for professional services, non-recurring engineering service projects for software development, amortization of maintenance contract programs and advertising fees. Service revenue was $1,133,000 in the three months ended October 31, 2000 as compared to $423,000 for the same period in 1999. The 168% increase in service revenue was primarily due to revenue generated by our professional services organization, increased Internet maintenance revenue and increased advertising and consulting fees. The increase in service revenue was partially offset by a decrease in revenue from a decreased number of non-recurring engineering service projects. We expect service revenue to continue to increase as we are able to increase our client base.

COST OF REVENUE. Our cost of revenue is affected by the mix between our revenue sources such as licenses and services. Additionally, our cost of revenue is affected by the mix between our various distribution channels and by the mix between geographies such as the United States, Japan and Europe. In general, increased license revenue as compared to service revenue will have a favorable impact on cost of revenue as a percentage of total revenue since the cost of sales associated with license revenue tends to be lower than the cost of sales associated with service revenue as a percentage of total revenue.

         - COST OF LICENSE REVENUE. Cost of license revenue consist primarily of packaged product costs including product media and duplication, manuals, packing supplies, shipping expenses and, in certain transactions, royalties paid to certain vendors. Cost of license revenue increased 222% to $776,000 in the three months ended October 31, 2000 from $241,000 for the same period in 1999. Cost of license revenue as a percentage of license revenue was 9% and 4% in the three months ended October 31, 2000 and 1999, respectively. The increase in cost of license revenue was due to the related increase in license revenue in the three months ended October 31, 2000.

         - COST OF SERVICE REVENUE. Cost of service revenue primarily consists of personnel related costs incurred for software development work under professional services and non-recurring engineering agreements, professional service contracts and hosting costs for online services. Cost for service revenue increased 114% to $783,000 in the three months ended October 31, 2000 from $365,000 for the same period in 1999. Cost of service revenue as a percentage of service revenue was 69% and 86% in the three months ended October 31, 2000 and 1999, respectively. The absolute dollar increase in cost of service revenue was due to increased personnel in our professional services organization and additional hosting costs we incurred for our online services. The decrease in cost of service revenue as a percentage of service revenue resulted from leveraging the costs of service revenue over a larger service revenue base. The rate of increase in service revenue was greater than the rate of increase in the related costs of service revenue.

We expect cost of revenue to increase in absolute dollars relative to total revenue in the near term. In addition, we expect that cost of revenue as a percentage of revenue will increase as service revenue becomes a more substantial portion of our total revenue.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and other related expenses for research and development personnel, quality assurance personnel, product localization, fees to outside contractors and the cost of facilities and depreciation of capital equipment. We invest in research and development both for new products and to provide continuing enhancements to existing products. Research and development expenses increased by 112% to $5,999,000 in the three months ended October 31, 2000 from $2,836,000 for the same period in 1999. Research and development represented approximately 60% and 44% of total revenue in the three months ended October 31, 2000 and 1999, respectively. The increase in research and development expenses was primarily due to increased personnel that we acquired in connection with our newly acquired subsidiaries, including ProxiNet, Inc. and NetMind, and actual spending for MAP. We believe that a significant level of investment in MAP, Intellisync.com and other research and development initiatives is required to integrate our technologies and service our customer needs. Accordingly, we expect research and development expenses to continue to increase in absolute dollars throughout the remainder of fiscal 2001.

Research and development costs have been expensed as incurred. Statement of Financial Accounting Standards (SFAS) No. 86 requires capitalization of certain software development costs once technological feasibility is established. We define establishment of technological feasibility at the point that product reaches beta. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized, if material. To date, all of these software development costs have been insignificant and expensed as incurred.

In March 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-2, "Accounting for the Costs of Developing a Web Site." In general, EITF 00-2 states that the costs of developing a Web site should be accounted for under the provisions of Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." It requires that costs incurred during the Web application and infrastructure and graphics development stages of development should be capitalized. To date, all relevant Web development costs have been immaterial and expensed as incurred.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, promotional expenses and other related expenses of sales, marketing and technical support personnel. Sales and marketing expenses increased by 69% to $5,373,000 in the three months ended October 31, 2000 from $3,171,000 for the same period in 1999. Sales and marketing expenses represented approximately 54% and 49% of total revenues in the three months ended October 31, 2000 and 1999, respectively. Sales and marketing expenses increased primarily due to an increase in sales personnel to expand our sales and business development organizations in the United States and internationally and an increase in corporate marketing resources, corporate branding and marketing headcount for our online services group. We expect that sales and marketing expenses will continue to increase in absolute dollars throughout the remainder of fiscal 2001 as we continue to expand our direct sales force, particularly in Europe, as we plan to invest more resources in marketing Intellisync.com services, and as the related personnel and marketing support costs also increase.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and other outside professional fees. General and administrative expenses increased by 40% to $1,323,000 in the three months ended October 31, 2000 from $946,000 for the same period in 1999. General and administrative expenses represented approximately 13% and 15% of total revenues in the three months ended October 31, 2000 and 1999, respectively. The increase in absolute general and administrative spending was primarily due to the addition of personnel and increased fees for professional services, such as legal, accounting, and other consulting services, to support the expansion of our infrastructure and the consolidation and assimilation of the ProxiNet, NetMind, Dry Creek Software and Windward businesses. We intend to add personnel to expand our infrastructure and to support our operations. As a result, we expect general and administrative expenses to increase in absolute dollars throughout the remainder of fiscal 2001.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. We expensed purchased in-process research and development costs of $4,218,000 as a result of the ProxiNet acquisition in the first quarter of fiscal 2000.

The ProxiNet acquisition has been accounted for as a purchase. The total purchase price of approximately $17,384,000 (including liabilities of $2,070,000), was assigned, based on an independent appraisal, to the fair value of the assets acquired, including $676,000 to tangible assets acquired, $3,378,000 to identified intangible assets, $4,218,000 to in process research and development, and $9,112,000 to goodwill. The in-process research and development was expensed at the acquisition date. The value assigned to this acquired in-process research and development was determined by identifying research projects in areas for which technological feasibility had not been established as of the acquisition date. These include projects for ProxiWare-TM- and ProxiWeb-TM- technology. The value was determined by estimating the revenue contribution and the percentage of completion of each of these projects. The projects were deemed to be 55% complete on the date of acquisition. The net cash flows were then discounted utilizing a weighted average cost of capital of 27.5%, which, among other related assumptions, we believe to be fairly accurate. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates described above. Revenues were projected to be generated in fiscal 2000 for the products in development at the acquisition date. If these projects are not successfully developed, our future revenues and achievement of profitability may not be realized. Additionally, the value of other intangible assets acquired may become impaired.

To date, actual results have been consistent, in all material respects, with our assumptions at the time of the acquisition. The assumptions primarily consist of an expected completion date for the in-process projects, estimated costs to complete the projects, and revenue and expense projections once the products have entered the market. The projects for ProxiWare and ProxiWeb technology that is currently branded as Browse-it product was completed, as expected, in the fourth quarter of fiscal 2000 and are now generating revenue. Failure to achieve the expected levels of revenue and net income from these products during their entire life cycle will negatively impact the return on investment expected at the time that the acquisition was completed and potentially result in impairment of any other assets related to the development activities.

AMORTIZATION OF INTANGIBLES. Amortization of acquired intangibles increased to $1,382,000 in the three months ended October 31, 2000 from $74,000 for the same period in 1999. The increase in amortization of intangibles resulted from our acquisitions of Windward in the first quarter of fiscal 2001 and Dry Creek and ProxiNet in fiscal 2000.

NON-CASH STOCK COMPENSATION. Non-cash stock compensation relates to stock options that were deemed to have been granted at a price below market value. These charges are amortized on a straight-line basis over the vesting period of the options. The aggregate non-cash stock compensation charge, net of the effect of terminations, was $221,000 and $391,000 in the three months ended October 31, 2000 and 1999, respectively. The non-cash compensation expense in the three months ended October 31, 2000 relates to options that were granted by NetMind prior to our acquisition of NetMind. Total amortization expense is expected to be $1,075,000, $1,070,000 and $969,000 in fiscal 2001, 2002 and 2003, respectively. Future amortization expense would be reduced if any employee terminates employment prior to the expiration of the option vesting period.

INTEREST AND OTHER INCOME, NET. Interest and other income, net, represents interest earned on cash and short-term investments and realized gain on miscellaneous investments, offset by interest expense on long-term debt and capitalized leases and miscellaneous fees and charges. Net interest and other income was $1,088,000 and $1,266,000 in the three months ended October 31, 2000 and 1999, respectively. The decrease in interest and other income, net, was primarily due to income received from the one time sale of Amazon.com securities during the three months ended October 31, 1999. This income from fiscal 1999 more than offset the higher yields on other investments and increased interest earned on higher cash balances during the three months ended October 31, 2000.

PROVISION FOR INCOME TAXES. The provision for income taxes primarily represents foreign withholding taxes on royalties earned from certain foreign customers. Provision for income taxes was $136,000 and $192,000 in the three months ended October 31, 2000 and 1999, respectively.

ACCRETION OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK TO REDEMPTION VALUE. During fiscal 1999, NetMind issued approximately 4 million shares of Series B Preferred Stock which converted into approximately 3.4 million shares of Pumatech common stock upon completion of the NetMind merger in February 2000. Under the terms of the original issuance, the Series B shares were redeemable in September 2003 and 2004, at the higher of their original issue price or the fair value of the stock at the dates of redemption. The difference between the issuance price and the fair value of the Series B stock was accreted by NetMind. Such accretion aggregated to $1,535,000 in the three months ended October 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

We ended the first quarter of fiscal 2001 with $67,602,000 in cash, cash equivalents and short-term investments. Cash and cash equivalents decreased by $24.0 million during the first quarter of fiscal 2001 to $30.5 million at October 31, 2000. This decrease was offset by an increase in short-term investments of $6.3 million during the same period.

Net cash used in operations of $3.2 million during the three months ended October 31, 2000 was comprised of net loss adjusted for non-cash items of $2.6 million and net change of $0.6 million in operating assets and liabilities. Net cash used in operations of $1.8 million during the three months ended October 31, 1999 was comprised of net loss adjusted for non-cash items of $0.6 million and net change of $1.2 in operating assets and liabilities.

Net cash used in investing activities of $21.3 million during the three months ended October 31, 2000 resulted from $12.2 million of cash paid for the asset purchase of Windward, $6.3 million for net purchase of short term investments, $1.8 million for capital expenditures and $1.0 million for other long-term investment. Net cash used in investing activities of $2.4 million during the three months ended October 31, 1999 was primarily for net purchase of short-term investments of $2.0 million and capital expenditures of $0.4 million.

Net cash provided by financing activities of $0.5 million during the three months ended October 31, 2000 resulted primarily from $0.5 million of proceeds from issuance of common stock. Net cash provided by financing activities of $0.5 million during the three months ended October 31, 1999 resulted from $0.8 million of payments made to settle acquired liabilities, offset by $0.1 million net proceeds from line of credit and $0.2 million proceeds from issuance of common stock.

We maintain a loan and security agreement that provides a $1,000,000 revolving credit line and a $750,000 equipment line. Borrowings under the revolving credit line bear interest at a per annum rate equal to the prime rate plus one half of one percent. Borrowings under the equipment line bear interest at a per annum rate equal to the prime rate plus one percent. Equipment acquired is pledged as collateral. The loan and security agreement contains covenants requiring that we maintain a minimum level of equity and meet certain quick and liquidity ratios. The agreement also contains certain restrictive covenants including but not limited to limitations on indebtedness, limitations on dividends and other restricted payments (including repurchases of our common stock), limitations on transactions with affiliates, limitations on liens and limitations on disposition of proceeds of asset sales, among others. We are currently in compliance with all of the aforementioned covenant obligations. At October 31, 2000, $518,000 was outstanding on the equipment line and we had no outstanding balance drawn on the revolving credit line.

In October 2000, in connection with our acquisition of Windward, we used $12,250,000 of cash and issued approximately 171,000 shares of common stock to Vanteon. The shares will be released from escrow based on achievement of performance milestones over fiscal 2001, to complete the acquisition of Windward. For additional information regarding the acquisition, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements.

We believe that our current cash, cash equivalents and short-term investment balances, including the credit lines and cash generated from operations, if any, will be sufficient to meet our working capital and other cash requirements for at least the next 12 months. However, this belief assumes that operating results and cash flows from operations will meet our expectations.

In the future, we may seek to raise cash through the issuance of debt or equity securities. There can be no assurance that such financing would be available to us at all or on terms favorable to us.


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

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

         - introducing and expanding new services, including our Professional Services Organization;

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

We have invested substantial amounts in technology and infrastructure development and development of our professional services organization. We expect to continue to invest substantial financial and other resources to develop and introduce new Internet and wireless products and services, and to expand our sales and marketing organizations, our professional services organization, strategic relationships and operating infrastructure. We expect that our cost of revenue, sales and marketing expenses, general and administrative expenses, operations and customer support expenses, and depreciation and amortization expenses will continue to increase in absolute dollars and may increase as a percent of revenue. If revenue does not correspondingly increase, our operating results and financial condition could be negatively affected.

HOSTING OUR MOBILE APPLICATION PLATFORM ON INTELLISYNC.COM MAY NOT BE SUCCESSFUL; AND, IF SUCCESSFUL, MAY DIVERT OUR ATTENTION FROM OUR EXISTING PRODUCT LICENSE BUSINESS, WHICH COULD RESULT IN LOWER REVENUE FROM SUCH BUSINESS.

In late October, we announced the launch of a nationwide beta test of the Intellisync.com Web service. Intellisync.com is currently undergoing a nationwide beta test involving thousands of users. We expect Intellisync.com will be made available to the general public in the first half of calendar year 2001. As part of the public launch, we intend to announce the fee structure for the premium services that we plan to offer on our Intellisync.com service. Any delay in launching Intellisync.com for the public may have a negative effect on our revenue and results of operations.
In addition, even if we launch it, our customers may not choose to use MAP through Intellisync.com for their applications for a variety of reasons, including: the actual or perceived reduction in security protections of mobile solutions hosted on the Internet; the possible reluctance to be dependent on a third party to host important information and infrastructure and to perform basic support and other functions; and the possible inability of MAP to be able to support many users in an enterprise-wide environment. Although we expect to derive a significant portion of our future revenue from our Intellisync.com subscription offering, we have not yet commercially introduced it and we do not have a proven expense and revenue model for it. Intellisync.com may not be commercially viable if our expense and revenue model is not acceptable to our customers. This would seriously harm our business, particularly if the failure of Intellisync.com and MAP to achieve market acceptance negatively affects sales of our other products and services. In addition, if our customers adopt the MAP offering through Intellisync.com, we may experience a decline in the growth of our existing product license business.

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

OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND MAY BE DIFFICULT TO PREDICT.

Our operating results have fluctuated in the past, and with our Internet product initiative, the ProxiNet, NetMind and Dry Creek acquisitions and the Windward and SwiftTouch asset purchases, our operating results are likely to continue to fluctuate significantly. A number of factors, many of which are outside of our control, are likely to cause fluctuations in operating results, including, but not limited to:

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

Due to our ongoing efforts to expand into retail and reseller channels, we are focusing our efforts on licensing our server and personal applications to corporations and licensing our Software Development Kits (SDKs) to software developers and mobile computing device manufacturers. SDKs provide the complete solution for adding intelligent synchronization to enterprise applications, mobile devices and Web-based services. With intelligent synchronization, users can keep their critical information up-to-date and in sync across multiple applications and mobile devices. As a result, we expect that our notebook and PC OEM revenue will decrease as a percentage of our overall revenue. This new sales strategy has the following risks:

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

Our gross margin on service revenue, particularly non-recurring engineering service and professional service revenue, is substantially lower than gross margin on license revenue. We have recently acquired Dry Creek and, in connection with the acquisition of assets from Windward, we hired a number of employees of Windward, which forms the basis of our professional service group, and, consequently, we expect that professional service revenue, as well as non-recurring engineering service revenue, will increase in future quarters. Any increase in non-recurring engineering service and professional service revenue would have a corresponding increase in cost of revenue and would have an adverse effect on our gross margins as a percent of total revenue. We may also change prices or increase spending in response to competition or to pursue new market opportunities.

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

WE DERIVE A PORTION OF OUR REVENUE FROM A NUMBER OF THINLY CAPITALIZED CUSTOMERS SUCH AS DOT-COM COMPANIES.

We have derived, and believe that we will continue to derive, a portion of our revenues from small companies including dot-coms. Recently, many of these dot-com and other small companies have been closing down their operations. As a result of such failures, many similarly situated customers and potential customers may be experiencing difficulty in their funding activities and may be thinly capitalized. The composition of our customer base exposes us to additional risks, including longer payment cycles and collection problems. We have implemented policies and procedures to identify and mitigate our exposure to such risks.

Failure of these thinly capitalized companies to be successful in their operations could have a material adverse effect on our business, results of operations and financial condition.

RAPID GROWTH IN OUR BUSINESS COULD STRAIN OUR RESOURCES AND HARM OUR BUSINESS AND FINANCIAL RESULTS.

The planned expansion of our Internet initiative as well as growth in our existing enterprise business will place a significant strain on our management, financial controls, operations systems, personnel and other resources. To date, revenue recognized from our Internet initiative ($1.7 million in the three months ended October 31, 2000, $2.0 million in fiscal 2000, and $0.7 million in fiscal 1999) has been limited. If we are successful in implementing our marketing strategy, we also expect the demands on our technical support resources to grow rapidly, and we may experience difficulties responding to customer demand for our services and providing technical support in accordance with our customers' expectations. We expect that these demands will require not only the addition of new management personnel, but also the development of additional expertise by existing management personnel and the establishment of long-term relationships with third-party service vendors. Additionally, we have recently opened additional facilities in New Hampshire and intend to open new offices in Europe. We may encounter difficulties in integrating information and communications systems in multiple locations. We may not be able to keep pace with growth, successfully implement and maintain our operational and financial systems or successfully obtain, integrate and utilize the employees, facilities, third-party vendors and equipment, or management, operational and financial resources necessary to manage a developing and expanding business in our evolving and increasingly competitive industry. If we are unable to manage growth effectively, we may lose customers or fail to attract new customers and our business and financial results will suffer.

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

ACQUISITIONS WE HAVE MADE AND MAY MAKE IN THE FUTURE COULD DISRUPT OUR BUSINESS OR NOT BE SUCCESSFUL AND HARM OUR FINANCIAL CONDITION.

We have in the past acquired or made investments in, and intend in the future to acquire or make investments in other complementary companies, products and technologies. We have acquired certain assets of Windward and SwiftTouch and acquired Dry Creek, NetMind, ProxiNet, SoftMagic Corporation, RealWorld Solutions, Inc. and IntelliLink Corporation. In addition, we recently signed and closed an agreement to acquire certain assets of SwiftTouch. In the event of any future acquisitions or investments, we could:

         - issue stock that would dilute the ownership of our then existing stockholders;

         -    incur debt;

         -    assume liabilities;

         - face the Securities and Exchange Commission (SEC) challenges to the accounting treatment of these acquisitions which may result in changes to our financial statements and cause us to incur charges to earnings over time that we did not expect;

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

WE MAY REQUIRE ADDITIONAL CAPITAL, WHICH WE MAY NOT BE ABLE TO OBTAIN.

The expansion and development of our business may require additional capital in the future to fund our operating losses, working capital needs and capital expenditures. Historically we have relied on the capital markets, including a private placement in March 2000 to raise money for our working capital and capital expenditure needs. The capital markets are very volatile and we may not be able to obtain future equity or debt financing in the future on satisfactory terms or at all. Our failure to generate sufficient cash flows from sales of products and services or to raise sufficient funds may require us to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities. Our inability to obtain additional capital on satisfactory terms may delay or prevent the expansion of our business, which could cause our business, operating results and financial condition to suffer.

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

WE ARE DEPENDENT ON OUR INTERNATIONAL OPERATIONS FOR A SIGNIFICANT PORTION OF OUR REVENUES.

Our international activities expose us to additional risks. International revenue, primarily from customers based in Japan, accounted for 23% of our revenue in the three months ended October 31, 2000, 27% of revenue in fiscal 2000, and 40% of revenue in fiscal 1999. A key component of our strategy is to further expand our international activities. As we continue to expand internationally, we are increasingly subject to risks of doing business internationally, including:

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

FOREIGN EXCHANGE FLUCTUATIONS COULD DECREASE OUR REVENUES OR CAUSE US TO LOSE MONEY, ESPECIALLY SINCE WE DO NOT HEDGE AGAINST CURRENCY FLUCTUATIONS.

To date, the majority of our customers have paid for our services in U.S. dollars. Through the first quarter of fiscal 2001 and for the fiscal years 2000 and 1999, costs denominated in foreign currencies were nominal and we had minimal foreign currency losses during those periods. However, we believe that in the future an increasing portion of our costs will be denominated in foreign currencies. Fluctuations in the value of the Yen, Euro or other foreign currencies may cause our business and prospects to suffer. We will also be exposed to increased risk of non-payment by our customers in foreign countries, especially those with highly inflationary economies. We currently do not engage in foreign exchange hedging activities and, although we have not yet experienced any material losses due to foreign currency fluctuation, our international revenues are currently subject to the risks of foreign currency fluctuations and such risks will increase as our international revenues increase.

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

We currently face direct competition with respect to individual elements of our MAP including Sync-it, Browse-it and Mind-it. Sync-it faces competition from Advanced Systems Network, Inc., Aether Software, Chapura, Inc., DataViz, Inc., Extended Systems, Inc., FusionOne, Inc., IBM Corporation, Laplink.com, Inc., Motorola, Inc., Phone.com, Inc. (now Openwave Systems, Inc.) and River Run Computers, Inc. Browse-it's transformation and mobile content distribution features face competition from AvantGo, Inc., Broadvision, Inc., InfoSpace, Inc., OpenTV, Inc. and Oracle Corporation. Finally, Mind-it faces competition from Aeneid Corporation, Alerts.com, Inc., and The Informant in the area of alerts and notifications and competition from MicroStrategy, Inc., Net Perceptions, Inc. and Personify, Inc. in the areas of personalization, profiling and analytics. In addition to direct competition noted above, we face indirect competition from existing and potential customers that may provide internally developed solutions to each of elements of MAP.

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

Although we currently have 12 issued United States patents and have an additional 12 patent applications pending, we cannot be certain that such patents and patent applications will provide an adequate level of intellectual property protection. In addition, we have corresponding international patent applications pending under the Patent Cooperation Treaty in countries to be designated at a later date. We cannot be certain that any pending or future patent applications will be granted, that any pending or future patents will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us.

We have also provided our source code under escrow agreements and to foreign translators which may increase the likelihood of misappropriation by third parties.

We have applied for trademarks and service marks on certain terms and symbols that we believe are important for our business. However, the steps we have taken to protect our technology or intellectual property may be inadequate. Our competitors may independently develop technologies that are substantially equivalent or superior to ours. Moreover, in other regions where we do business, such as in Africa, Asia-Pacific and Europe, there may not be effective legal protection of patents and other proprietary rights that we believe are important to our business.

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

WE ARE DEPENDENT ON NON-EXCLUSIVE LICENSES FOR CERTAIN TECHNOLOGY INCLUDED IN OUR PRODUCTS.

We depend on development tools provided by a limited number of third party vendors. Together with application developers, we rely primarily upon software development tools provided by companies in the PC and mobile computing device industries. If any of these companies fail to support or maintain these development tools, we will have to support the tools ourselves or transition to another vendor. Any maintenance or our support of the tools or transition could be time consuming, could delay product release and upgrade schedule and could delay the development and availability of third party applications used on our products. Failure to procure the needed software development tools or any delay in availability of third party applications could negatively impact our ability and the ability of third party application developers to release and support our products or they could negatively and materially affect the acceptance and demand for our products, business and prospects.

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

         - Although we are generally indemnified against claims that the third party technology we license infringes the proprietary rights of others, this indemnification is not always available for all types of intellectual property rights (for example, patents may be excluded) and, in some cases, the scope of such indemnification is limited. Even if we receive broad indemnification, third party indemnitors are not always well-capitalized and may not be able to indemnify us in the event of infringement, resulting in substantial exposure to us. There can be no assurance that infringement or invalidity claims arising from the incorporation of third party technology in our products, and claims for indemnification from our customers resulting from these claims, will not be asserted or prosecuted against us. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays, all of which could materially adversely affect our business, operating results and financial condition.

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

IMPACT OF YEAR 2000

We are currently not aware of Year 2000 problems in any of our products, critical systems or services. However, the success to date of our Year 2000 efforts cannot guarantee that a Year 2000 problem affecting third parties upon which we rely will not become apparent in the future.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including changes in interest rates, foreign currency fluctuations, marketable equity security prices and market values of our investments which could impact our results of operations and financial condition. We currently do not utilize derivative financial instruments to hedge such risks.

At October 31, 2000, we had an investment portfolio of fixed income securities excluding those classified as cash and cash equivalents and securities available for sale, of $37,025,000. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in values if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of October 31, 2000, the decline of the fair value of the portfolio would be immaterial. Our fixed income investments have maturities of less than one year. While we have the intent to hold our fixed income investments until maturity to avoid recognizing an adverse impact in income or cash flows in the event of an increase in market interest rates, there can be no assurance that we will be able to do so.

To date, substantially all of our recognized revenue has been denominated in U.S. dollars and generated primarily from customers in the United States, and our exposure to foreign currency exchange rates has been immaterial. We expect, however, that more product and service revenue may also be derived from international markets and may be denominated in the currency of the applicable market in the future. As a result, our operating results may become subject to significant fluctuations based upon changes in exchange rates of certain currencies in relation to the U.S. dollar. We will also be exposed to increased risk of non-payment by our customers in foreign countries, especially those of highly inflationary economies. Furthermore, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products and services less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot be assured that exchange rate fluctuations will not adversely affect our financial results in the future.

We are subject to equity price risks on the marketable portion of investments in publicly traded equity securities. These investments are generally in companies having operations or technology in areas within our strategic focus. We do not attempt to reduce or eliminate our market exposure on these securities. At October 31, 2000, the fair value of these investments is $36,000. We believe that a decline in the investments' fair values would not adversely impact our results of operations.

We also invest in a venture capital fund and in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. At October 31, 2000, these investments amounted to $3,432,000. For these investments, we regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded. Although we will continue to assess the carrying values of our investments, we cannot be assured that a decline in value of our investments will not adversely affect our financial results in the future.

                              PUMA TECHNOLOGY, INC.

                           PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS - Not Applicable


ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 18, 2000 and in connection with the asset purchase agreement with Vanteon Corporation, of Rochester, New York to acquire selective assets and assume certain liabilities of The Windward Group, a wholly owned subsidiary of Vanteon headquartered in Los Gatos, California, we issued 171,026 shares of common stock to Vanteon which will be released from escrow based on achievement of performance milestones over fiscal 2001. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act of 1933. The resale of these shares and other shares issued in connection with the acquisitions of Dry Creek Software and SwiftTouch Corporation has been registered on a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on December 4, 2000.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES - Not Applicable


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not
             Applicable

ITEM 5.      OTHER INFORMATION - Not Applicable


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)      EXHIBITS.

                          27     Financial Data Schedule

             (b)      REPORTS ON FORM 8-K.

                          Report on Form 8-K dated October 17, 2000, containing Selected Condensed Consolidated Financial Data, Consolidated Financial Statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended July 31, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                             PUMA TECHNOLOGY, INC.
                                                 (Registrant)




Date:  December 15, 2000              By:    /s/ KELLY J. HICKS
                                          --------------------------------
                                            Kelly J. Hicks
                                            Vice President of Operations and
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)