Form 10-Q
period 2001-01-31
PUMATECH INC
filed 2001-03-19
CIK 1020716

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to

                              --------------------

                         Commission File Number 0-21709

                                 PUMATECH, INC.

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

       Yes   X   No
           -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 2001: 44,374,453

                                 PUMATECH, INC.

                                   10-Q REPORT

                                      INDEX

                                                                                                        PAGE
                                                                                                       NUMBER
                                                                                                       ------
PART I - FINANCIAL INFORMATION                                                                             2

              Item 1.        Condensed Consolidated Financial Statements                                   2

                                    Condensed Consolidated Balance Sheets                                  2
                                    Condensed Consolidated Statements of Operations                        3
                                    Condensed Consolidated Statements of Cash Flows                        4

                             Notes to Condensed Consolidated Financial Statements                          5

              Item 2.        Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                                14

              Item 3.        Quantitative and Qualitative Disclosures About Market Risk                   39


PART II - OTHER INFORMATION                                                                               41

              Item 1.        Legal Proceedings                                                            41

              Item 2.        Changes in Securities and Use of Proceeds                                    41

              Item 3.        Defaults Upon Senior Securities                                              41

              Item 4.        Submission of Matters to a Vote of Security Holders                          41

              Item 5.        Other Information                                                            42

              Item 6.        Exhibits and Reports on Form 8-K                                             42


SIGNATURE                                                                                                 43

EXHIBIT 3.1 - CERTIFICATE OF AMENDMENT OF RESTATED CERTIFICATE
              OF INCORPORATION OF PUMA TECHNOLOGY, INC.                                                   44

                                 PUMATECH, INC.

                         PART I - FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                           JANUARY 31,         JULY 31,
                                                                              2001               2000
                                                                        -----------------    --------------
ASSETS
Current assets:
   Cash and cash equivalents........................................        $  30,782           $  54,492
   Short-term investments...........................................           27,509              30,768
   Accounts receivable, net of allowance for doubtful accounts
     of $1,344 at January 31, 2001 and $1,210 at July 31, 2000......            8,054               6,358
   Inventories, net.................................................              282                 235
   Other current assets.............................................            2,779               1,732
                                                                        -----------------    --------------
      Total current assets..........................................           69,406              93,585

Property and equipment, net........................................             7,562               4,828
Intangible assets, net..............................................           26,955              17,109
Other assets........................................................            5,084               3,133
                                                                        -----------------    --------------
          Total assets..............................................        $ 109,007           $ 118,655
                                                                        =================    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.................................................        $   2,277           $   2,601
   Accrued liabilities..............................................            3,655               4,036
   Current portion of long-term notes payable.......................              259                 259
   Deferred revenue.................................................            5,744               6,372
                                                                        -----------------    --------------
      Total current liabilities.....................................           11,935              13,268

Long-term notes payable.............................................              194                 310
                                                                        -----------------    --------------
      Total liabilities.............................................           12,129              13,578
                                                                        -----------------    --------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.001 par value; 2,000 shares authorized and no shares issued and outstanding at January 31, 2001
      and July 31, 2000.............................................                -                   -
   Common stock, $0.001 par value; 80,000 shares authorized and
      44,225 shares issued and outstanding at January 31, 2001;
      60,000 shares authorized, 42,307 shares issued and
      outstanding at July 31, 2000..................................               44                  42
   Additional paid-in capital.......................................          147,925             146,051
   Receivable from stockholders.....................................             (330)               (330)
   Deferred stock compensation......................................           (1,732)             (3,114)
   Accumulated deficit..............................................          (49,143)            (37,589)
   Other comprehensive income.......................................              114                  17
                                                                        -----------------    --------------
      Total stockholders' equity....................................           96,878             105,077
                                                                        -----------------    --------------
          Total liabilities and stockholders' equity................        $ 109,007           $ 118,655
                                                                        =================    ==============

     See accompanying notes to condensed consolidated financial statements.

                              PUMATECH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                   JANUARY 31,             JANUARY 31,
                                                                              --------------------    --------------------
                                                                                2001        2000        2001        2000
                                                                              --------    --------    --------    --------
Revenue
   License ................................................................   $  9,254    $  6,558    $ 18,044    $ 12,547
   Services ...............................................................      2,057         803       3,190       1,226
                                                                              --------    --------    --------    --------
        Total revenue .....................................................     11,311       7,361      21,234      13,773
                                                                              --------    --------    --------    --------
Cost and operating expenses:
   Cost of revenue ........................................................      2,900       1,037       4,459       1,642
   Research and development (includes non-cash stock
     compensation of $(15), $117, $73 and $204) ...........................      6,497       3,874      12,584       6,797
   Sales and marketing (includes non-cash stock compensation of
     $53, $181, $148 and $365) ............................................      5,177       3,470      10,645       6,825
   General and administrative (includes non-cash stock
     compensation of $182, $186, $220 and $306) ...........................      1,676       1,238       3,037       2,304
   In-process research and development ....................................          -           -           -       4,218
   Amortization of intangibles ............................................      2,314         835       3,696         909
                                                                              --------    --------    --------    --------
       Total cost and operating expenses ..................................     18,564      10,454      34,421      22,695
                                                                              --------    --------    --------    --------
Operating loss ............................................................     (7,253)     (3,093)    (13,187)     (8,922)
Other income, net .........................................................        763         974       1,851       2,240
                                                                              --------    --------    --------    --------
Loss before income taxes ..................................................     (6,490)     (2,119)    (11,336)     (6,682)
Provision for income taxes ................................................        (82)       (166)       (218)       (358)
                                                                              --------    --------    --------    --------
Net loss ..................................................................     (6,572)     (2,285)    (11,554)     (7,040)
Accretion of mandatorily redeemable convertible preferred stock
   to redemption value ....................................................          -      (1,765)          -      (3,300)
                                                                              --------    --------    --------    --------
Net loss attributable to common stockholders ..............................   $ (6,572)   $ (4,050)   $(11,554)   $(10,340)
                                                                              ========    ========    ========    ========
Basic and diluted net loss per share ......................................   $  (0.15)   $  (0.11)   $  (0.27)   $  (0.31)
                                                                              ========    ========    ========    ========
Shares used in computing basic and diluted net loss per share .............     43,658      36,114      43,166      33,896
                                                                              ========    ========    ========    ========

     See accompanying notes to condensed consolidated financial statements.

                                 PUMATECH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                      SIX MONTHS ENDED
                                                                                         JANUARY 31,
                                                                              ---------------------------------
                                                                                  2001                2000
                                                                              --------------      -------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss...........................................................       $  (11,554)          $  (7,040)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Purchased in-process research and development...................                -               4,218
        Allowance for doubtful accounts and sales returns...............              461                 443
        Depreciation and amortization...................................            4,832               1,608
        Non-cash stock compensation.....................................              441                 875
        Realized gain on sale of investments............................              (16)             (1,548)
     Changes in operating assets and liabilities:
        Accounts receivable.............................................           (2,178)             (1,693)
        Inventories.....................................................              (47)                (42)
        Other current assets............................................             (946)             (1,756)
        Accounts payable................................................             (324)                514
        Accrued liabilities.............................................             (581)              1,132
        Deferred revenues...............................................             (628)                677
        Other assets and liabilities....................................             (686)             (2,213)
                                                                              --------------      -------------
  Net cash used in operating activities.................................          (11,226)             (4,825)
                                                                              --------------      -------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment.................................           (3,443)             (1,169)
     Maturities/sales short-term investments, net.......................            3,400               3,662
     Purchase of investments............................................           (1,000)                  -
     Acquisitions.......................................................          (12,570)                  -
                                                                              --------------      -------------
  Net cash provided by (used in) investing activities...................          (13,613)              2,493
                                                                              --------------      -------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on notes payable................................             (116)                  -
     Proceeds from line of credit, net..................................                -                 363
     Proceeds from exercise of warrants.................................                2                   -
     Proceeds upon exercise of stock options, net.......................              847                 423
     Proceeds from newly issued common stock, net.......................              396                 188
     Payments to settle acquired liabilities............................                -                (764)
                                                                              --------------      -------------
  Net cash provided by financing activities.............................            1,129                 210
                                                                              --------------      -------------

  Net decrease in cash and cash equivalents.............................          (23,710)             (2,122)
  Cash and cash equivalents at beginning of period......................           54,492              16,639
                                                                              --------------      -------------
  Cash and cash equivalents at end of period............................       $   30,782           $  14,517
                                                                              ==============      =============
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid......................................................       $       32           $      20
                                                                              ==============      =============
     Income taxes paid..................................................       $      269           $     363
                                                                              ==============      =============
     Common stock issued in connection with business acquisition........       $    1,572           $  14,787
                                                                              ==============      =============
     Non-cash stock compensation, net...................................       $     (941)          $   1,170
                                                                              ==============      =============
     Accretion of redeemable convertible preferred stock................       $        -           $   3,300
                                                                              ==============      =============

     See accompanying notes to condensed consolidated financial statements.

                                 PUMATECH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Pumatech, Inc. (Pumatech or the Company) for the three and six months ended January 31, 2001 and 2000 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000. The condensed consolidated balance sheet as of July 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform to the current period's presentation. The results of operations for the interim period ended January 31, 2001 are not necessarily indicative of results to be expected for the full year.

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

Prior to the acquisition, NetMind's fiscal year ended on December 31. The condensed consolidated financial statements for the three and six months ended January 31, 2001 and 2000 reflect the results of operations of Pumatech combined with the results of operations of NetMind for the corresponding periods.


NOTE 2  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 was amended by SFAS 138 in June 2000. SFAS 133 and 138 require that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company adopted these statements on August 1, 2000. Since the Company does not engage in hedging activities and does not buy or sell derivative instruments, the adoption of SFAS 133 and 138 had no impact on the consolidated financial statements.

REVENUE RECOGNITION AND FINANCIAL STATEMENTS

In December 1999, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 must be implemented by the Company no later than its fourth quarter of fiscal 2001. The Company is reviewing the requirements of SAB 101 and currently believes that its revenue recognition policy is consistent with the guidance of SAB 101.

ACCOUNTING FOR CERTAIN SALES INCENTIVES

In May 2000, the Emerging Issues Task Force Issue (EITF) released issue No. 00-14 "Accounting for Certain Sales Incentives," which provides guidance on the accounting for certain sales incentives offered by companies to their customers such as discounts, coupons and rebates on products or services. EITF 00-14 became effective for all fiscal quarters beginning after May 18, 2000 and addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. The provisions of EITF 00-14 require the Company to classify free product and service incentives delivered to customers at the time of sale as cost of sales in its consolidated statement of operations. The application of EITF 00-14 did not have a material impact on the Company's financial position or results of operations.

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


NOTE 3  BALANCE SHEET COMPONENTS

Inventories, net, consist of the following:



                                                           JANUARY 31,     JULY 31,
                                                               2001          2000
                                                         --------------  -----------
                                                                (IN THOUSANDS)
Raw materials..........................................     $  187         $  173
Finished goods and work-in-process.....................        185            149
                                                         --------------  -----------
                                                               372            322
Less: Inventory reserves...............................        (90)           (87)
                                                         --------------  -----------
  Inventories, net.....................................     $  282         $  235
                                                         ==============  ===========

Property and equipment, net, consist of the following:

                                                                                JANUARY 31,       JULY 31,
                                                                                   2001             2000
                                                                              --------------  ----------------
                                                                                      (IN THOUSANDS)
 Computer equipment and software...........................................     $    9,733      $    5,977
 Furniture and office equipment............................................          2,373           2,313
 Leasehold improvements....................................................          1,059           1,006
                                                                              --------------  ----------------
                                                                                    13,165           9,296
 Less: Accumulated depreciation and amortization...........................         (5,603)         (4,468)
                                                                              --------------  ----------------
    Property and equipment, net.............................................    $    7,562      $    4,828
                                                                              ==============  ================

Intangible assets, net, consist of the following:

                                                                                JANUARY 31,       JULY 31,
                                                                                   2001             2000
                                                                              --------------  ----------------
                                                                                      (IN THOUSANDS)
 Intangible assets:
    Goodwill...............................................................    $   24,623      $   14,130
    Developed technology....................................................        7,230           5,711
    Acquired workforce-in-place............................................         2,231             900
    Existing contracts......................................................          200               -
                                                                              --------------  ----------------
                                                                                   34,284          20,741
    Less: Accumulated amortization..........................................       (7,329)         (3,632)
                                                                              --------------  ----------------
        Intangible assets, net..............................................   $   26,955      $   17,109
                                                                              ==============  ================

Additions to intangible assets arose from the asset acquisitions of The Windward Group and SwiftTouch Corporation. See Note 8 for more information on the acquisitions. Additions to goodwill also include adjustment of $46,000 to goodwill relating to acquisition of Dry Creek Software in fiscal 2000.

NOTE 4 LONG-TERM INVESTMENTS

The Company is a limited partner in a venture capital fund and also invests directly for business and strategic purposes in equity instruments of privately-held companies, which include a number of its strategic partners who are both customers and vendors. These investments are included in other long-term assets and are accounted for under the cost method as none of the investments represents over 5% ownership in the respective companies, and the Company does not have the ability to exercise significant influence over operations. These investments consist of the following (in thousands):

                                                                     January 31,  July 31,
                                                                        2001        2000
                                                                     ----------   --------
          Azure Venture Partners, L.L.P..............................  $2,250      $1,250
          YadaYada, Inc. (fka Free Communications, Inc.).............     750         750
          If & Then, Inc.............................................     330         330
          PulseMD Corporation (fka 7th Street, Inc.).................     100         100
          Others.....................................................       2           2
                                                                     ----------   --------
             Long-term investments...................................  $3,432      $2,432
                                                                     ----------   --------

The Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts of its investees in assessing the carrying values of the investments. The Company identifies and records impairment losses when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded.

NOTE 5  NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of dilutive potential common shares that were outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method.

Basic and diluted net loss per share were calculated as follows during the three and six months ended January 31, 2001 and 2000, respectively:

                                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                              JANUARY 31,            JANUARY 31,
                                                                       ----------------------  -----------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                  2001        2000        2001        2000
                                                                       ----------  ----------  ----------  -----------
NUMERATOR:
Net loss attributable to common stockholders ........................   $ (6,572)   $ (4,050)   $(11,554)   $(10,340)
                                                                       ==========  ==========  ==========  ===========
DENOMINATOR:
Weighted average shares outstanding used to compute basic
    and diluted net loss per common share ...........................     43,658      36,114      43,166      33,896
                                                                       ==========  ==========  ==========  ===========

Basic and diluted net loss per share ................................   $  (0.15)   $  (0.11)   $  (0.27)   $  (0.31)
                                                                       ==========  ==========  ==========  ===========

All common shares that were held in escrow, totaling approximately 140,000 as of January 31, 2001, were excluded from basic and diluted net loss per share calculations. See Note 8 for more information on common shares held in escrow.

Potential common shares attributable to mandatorily redeemable preferred stock, stock options, and warrants of 5,163,066 and 10,253,794 were outstanding at January 31, 2001 and 2000, respectively. However, as a result of a net loss incurred by the Company in the three and six months ended January 31, 2001 and 2000, the corresponding weighted average outstanding shares (using the treasury stock method) were antidilutive and were excluded from net loss per share calculations.

NOTE 6  COMPREHENSIVE INCOME / (LOSS)

Accumulated other comprehensive income (loss) on the condensed consolidated balance sheets consists of unrealized gains (losses) on available for sale investments and foreign currency translation adjustments. Total comprehensive loss for the three and six months ended January 31, 2001 and 2000, respectively, is presented in the following table:


                                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
(IN THOUSANDS)                                                              JANUARY 31,            JANUARY 31,
                                                                     ----------------------  ----------------------
                                                                         2001        2000        2001        2000
                                                                     ----------  ----------  ----------  ----------
Net loss .........................................................   $ (6,572)   $ (2,285)   $(11,554)   $ (7,040)
Other comprehensive income/(loss):
    Change in unrealized gain/(loss) on investments ..............        119        (616)        125        (404)
    Change in currency translation adjustments ...................        (32)        (31)        (28)        (36)
                                                                     ----------  ----------  ----------  ----------
        Total other comprehensive income/(loss) ..................         87        (647)         97        (440)
                                                                     ----------  ----------  ----------  ----------
Total comprehensive loss .........................................   $ (6,485)   $ (2,932)   $(11,457)   $ (7,480)
                                                                     ==========  ==========  ==========  ==========

The balance of unrealized gain/loss on investments at January 31, 2001 consisted of unrealized gain/loss for our holdings of Amazon.com common stock and government bonds. The balance of unrealized gain/loss on investments at January 31, 2000 consisted entirely of unrealized gain/loss for our holdings of Amazon.com common stock.


NOTE 7  PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

The Company expensed purchased in-process research and development costs of $4,218,000 as a result of the ProxiNet, Inc. (ProxiNet) acquisition in the first quarter of fiscal 2000.

The ProxiNet acquisition has been accounted for as a purchase. The total purchase price of approximately $17,384,000 was assigned, based on an independent appraisal, to the fair value of the assets acquired, including the following (in thousands):

                Tangible assets, net, acquired................     $   676
                In-process research and development...........       4,218
                Core technology...............................       3,092
                Acquired workforce-in-place...................         286
                Goodwill......................................       9,112
                                                                ------------
                                                                   $17,384
                                                                ============

As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use. Therefore, the Company expensed the in-process research and development in the first quarter of fiscal year 2000. The remaining intangible assets are being amortized using the straight-line method over the estimated useful life of the assets ranging from 18 months to 5 years.

The value assigned to this acquired in-process research and development was determined by identifying research projects in areas for which technological feasibility had not been established as of the acquisition date. These include projects for ProxiWare(TM) and ProxiWeb(TM) technology. The value was determined by estimating the revenue contribution and the percentage of completion of each of these projects. The projects were deemed to be 55% complete on the date of acquisition. The net cash flows were then discounted utilizing a weighted average cost of capital of 27.5%, which, among other related assumptions, we believe to be fairly accurate. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates described above. Revenues were projected to be generated in fiscal 2000 for the products in development at the acquisition date.

To date, actual results have been consistent, in all material respects, with our assumptions at the time of the acquisition. The assumptions primarily consist of an expected completion date for the in-process projects, estimated costs to complete the projects, and revenue and expense projections once the products have entered the market. The projects for ProxiWare and ProxiWeb technology that is currently branded as the Browse-it(TM) product were completed, as expected, in the fourth quarter of fiscal 2000 and are now generating revenue. Failure to achieve the expected levels of revenue and net income from this product during its entire life cycle will negatively impact the return on investment expected at the time that the acquisition was completed and potentially result in impairment of any other assets related to the development activities.


NOTE 8  ACQUISITIONS

THE WINDWARD GROUP

In October 2000, the Company signed and closed an asset purchase agreement with Vanteon Corporation (Vanteon), of Rochester, New York to acquire certain assets and assume certain liabilities of The Windward Group (Windward), a wholly owned subsidiary of Vanteon headquartered in Los Gatos, California. Windward is a professional services company specializing in creating consumer and enterprise solutions that combine mobile, wireless, desktop, Internet and database technology. The condensed consolidated financial statements include the results of operations of Windward since the date of acquisition. Under the terms of the agreement, we paid $12,250,000 in cash and placed 171,026 shares of Pumatech common stock in escrow. These shares will be valued upon issuance from escrow based on the fair value of the common stock on that date and as a result, the amount of goodwill arising from the transaction will increase. The shares will be released in equal installments to Vanteon based on the achievement of quarterly performance milestones through the first quarter of fiscal 2002. The performance milestones set for the second quarter of fiscal year 2001 were met and therefore 42,757 shares, valued at approximately $204,000, were released for the quarter ending January 31, 2001. The agreement also provided for a rent reimbursement from Vanteon for the Los Gatos facility over the remaining term of the related lease which has been assumed by the Company. $611,000, representing the present value of the rent reimbursement, was treated as a reduction of the purchase price.

The Windward acquisition has been accounted for as a purchase. The total purchase price of approximately $12,234,000 (including liabilities of $191,000, acquisition costs of $200,000, and newly released shares from escrow of $204,000) was assigned to the fair value of net assets acquired, including the following (in thousands):

                Tangible assets, net, acquired.............     $    406
                Existing contracts.........................          200
                Acquired workforce-in-place................        1,281
                Goodwill...................................       10,347
                                                              ------------
                                                                $ 12,234
                                                              ============

The intangible assets acquired are being amortized using the straight-line method over the estimated useful life of the assets. The estimated useful life of the existing contracts is the remaining term of the respective contracts ranging from one to four months. The useful life of the acquired workforce-in-place and goodwill is estimated to be 18 months and 5 years, respectively.

The following unaudited pro-forma consolidated financial information reflects the results of operations for the three and six months ended January 31, 2001 and 2000, as if the acquisition of Windward had occurred on August 1, 1999 and after giving effect to purchase accounting adjustments. These pro- forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on August 1, 1999. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

                                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                       JANUARY 31,                          JANUARY 31,
                                                              --------------------------------   ----------------------------------
                                                                    2001            2000              2001                2000
                                                              ---------------  ---------------   -----------------   --------------
                                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pro-forma revenue.....................................         $  11,311        $     9,476        $   22,847          $   18,093
Pro-forma net loss....................................         $  (6,582)       $    (5,149)       $  (12,925)         $  (12,273)
Pro-forma basic and diluted net loss per share........         $   (0.15)       $     (0.14)       $    (0.30)         $    (0.36)

SWIFTTOUCH CORPORATION

In November 2000, the Company signed and closed a definitive agreement to acquire certain assets of SwiftTouch Corporation (SwiftTouch) of Bedford, Massachusetts, a provider of Web-based Universal Access Solutions. The condensed consolidated financial statements include the results of operations of SwiftTouch since the date of acquisition. Under the terms of the agreement, the Company paid $320,000 in cash and issued 100,000 shares of the Company's common stock, 12,000 of which were held in escrow to be released in fiscal 2002. The shares were valued at approximately $1,368,000, using the average price of the Company's common stock, net of a 2.5% discount, for the period ending around the date of acquisition.

The SwiftTouch acquisition has been accounted for as a purchase. The total purchase price of approximately $1,688,000 was assigned to the fair value of the assets acquired, including the following (in thousands):

                Tangible assets acquired...................    $      20
                Developed technology.......................        1,518
                Acquired workforce-in-place................           50
                Goodwill...................................          100
                                                             ------------
                                                               $   1,688
                                                             ============

The intangible assets acquired are being amortized using the straight-line method over the estimated useful life of the assets ranging from 18 months to 5 years.

Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company's financial position or results of operations.

NOTE 9  BUSINESS SEGMENTS

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

Revenue information by geographic region is as follows:

                                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                     JANUARY 31,                           JANUARY 31,
                                                         ------------------------------------ -------------------------------------
                                                                2001              2000               2001               2000
                                                         -----------------  ----------------- ------------------  -----------------
                                                                                      (IN THOUSANDS)
 North America.........................................    $   9,336        $    5,477          $  17,165          $   9,528
 Japan..................................................       1,461             1,517              3,006              3,504
 Other International....................................         514               367              1,063                741
                                                         -----------------  ----------------- ------------------  -----------------
   Total revenue........................................   $  11,311        $    7,361          $  21,234          $  13,773
                                                         =================  ================= ==================  =================

Substantially all of the Company's long-lived assets are in the United States.

Revenue information by product family is as follows:

                                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                     JANUARY 31,                           JANUARY 31,
                                                         ------------------------------------ -------------------------------------
                                                                2001              2000               2001               2000
                                                         -----------------  ----------------- ------------------  -----------------
                                                                                      (IN THOUSANDS)
 Notebook royalty revenues..............................   $     603        $    1,153         $   1,360           $   2,733
 Enterprise.............................................       5,511             3,352            10,231               6,206
 MAP....................................................       3,140             2,053             6,453               3,608
 Service................................................       2,057               803             3,190               1,226
                                                         -----------------  ----------------- ------------------  -----------------
   Total revenue........................................   $  11,311        $    7,361         $  21,234           $  13,773
                                                         =================  ================= ==================  =================


NOTE 10  STOCK OPTION CANCELLATION/REGRANT

In January 2001, the Company's compensation committee approved a proposal to offer its employees, officers and directors the opportunity to cancel stock options granted to them between December 1999 and October 2000 for an equal number of new options to be granted in the future, on a date at least six months after the date of cancellation of the original options. The company's compensation committee determined that existing options eligible under the terms of the proposal no longer have sufficient value to motivate and retain employees in a tight labor market.

The exercise price of the new options will be 85% of the market price on July 30, 2001, the date of the new grant. The new grants will have the same terms, vesting start date and vesting schedule as those cancelled. In order to receive the new options, the employees must remain employed by the Company until the new grant date.

Holders of options exercisable for approximately 3,358,000 shares with exercise prices of $15 or greater were given the opportunity to cancel their options and holders of options exercisable for approximately 2,846,000 million shares elected to cancel their options. The cancelled options had exercise prices ranging from $18.31 to $83.50, with a weighted average exercise price of $31.93. The cancelled options had been granted under the Puma Technology, Inc. Amended and Restated 1993 Plan, NetMind Technologies, Inc. 1997 Stock Plan and the Puma Technology, Inc. 2000 Supplemental Stock Option Plan.

In connection with the regrant, the Company expects to incur a stock compensation charge upon the reissuance of the options in the amount equal to the 15% subsidy or the difference between the exercise price of the new options and the market value of the underlying shares at July 30, 2001. The portion of the charge relating to options that are deemed vested as of July 31, 2001 will be expensed in the fourth quarter of fiscal 2001. The rest of the charge will be amortized over the remaining vesting period. In addition, stock compensation charges for 4,000 of the new options are expected to be subjected to variable plan accounting until their expiration or exercise.

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


Management's discussion and analysis includes:

         -   Business overview.

         - A comparison of our results of operations in the three and six months ended January 31, 2001 with the results in the corresponding period in fiscal 2000.

         -   A discussion of our operating liquidity and capital resources.

         - A discussion of factors that may affect our future operating results.

BUSINESS OVERVIEW

Pumatech, Inc. (Pumatech or the Company) was incorporated in California in August 1993 and reincorporated in Delaware in November 1996 under the name Puma Technology, Inc. The Company changed its corporate name to Pumatech, Inc. in December 2000. We develop, market and support synchronization, change detection/notification, and Web rendering/browsing software that enables consumers, mobile professionals and information technology officers to harness the full capabilities of handheld organizers/computers, Web-enabled-cellular phones, pagers and other wireless/wireline personal communications platforms. We provide a mobile solution that addresses several scenarios for synchronization, complete customization of device-based applications, centralized backup, security, information flow control, notification, e-commerce and browsing of intranet and Internet-based information. Our software is designed to improve the productivity of business professionals and corporations who are increasingly relying on mobile computing devices to address their growing needs for accessible, up-to-date information, whether in or out of the office. Our product families, which include Intellisync(R), Intellisync Anywhere(R), Satellite Forms(R), Browse-it(TM), Mind-it(TM) and Sync-it(TM) software, are designed to connect mobile devices to essential information anytime, anywhere. The Intellisync platform lets users synchronize the critical connection between both wired and wireless handheld devices and the vast stores of information found in corporate databases, the Internet and individuals' PC applications. Intellisync Anywhere keeps users current with remote and LAN-based data synchronization between groupware servers and handheld devices. Satellite Forms provides the tools needed to create custom applications for Palm OS(R) handheld devices and the ability to integrate those applications with desktop or network databases. Browse-it enables users to view Web pages online or offline on their Palm OS handhelds in a secure, conventional and quick manner. Mind-it technology provides user-driven personalization, enabling users to track specific Web information and be notified when that information changes. Based on our Intellisync synchronization software, our recently announced Sync-it solution allows users to perform true, multi-point, Web-based synchronization of calendar, e-mail, contacts, and tasks between their Palm OS handheld and their home PC, work PC, and Internet PIM (Personal Information Management), using a network, dial-up, or wireless connection to the Internet.

Browse-it, Mind-it and Sync-it form the essential components of our Mobile Application Platform (MAP) offering. MAP is the common server platform on which we are building our new mobile and wireless solutions. Designed for maximum scalability and performance, MAP empowers both Internet access and wireless access to mobile devices. This differs markedly from the PC-centric connectivity solutions that enable Internet access only while tethered to a PC. MAP will provide ubiquitous access to mobile devices over both wired and wireless media, and will not require the PC to act as a gateway to the network. MAP is deployed inside the firewalls of major corporations. In addition, MAP is hosted in the public Internet space through our Intellisync.com(SM) Web service.

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

We believe that successful implementation of our technology by our customers and future growth in our product sales depend on our ability to provide our customers with adequate support, training and consulting. We, therefore, remain committed to continuously improving the various services we offer to our customers, which include providing contract support services upon the purchase or use of our products and performing non-recurring engineering service projects for software development. To implement this commitment, we have developed an in-house professional services organization. Our professional services organization, created in July 2000 with the acquisition of Dry Creek Software (Dry Creek), provides business application experience, technical expertise and product knowledge to complement our MAP infrastructure and to provide solutions to customers' business requirements. The major types of services provided include software consulting, integration and hosting services which allow more rapid and customer-unique end-to-end deployments. Our recent acquisition of certain assets and liabilities of The Windward Group (Windward), as described below, including our hiring of approximately 40 employees from Windward, represents a threefold expansion of our professional services organization, which now focuses on delivering customized solutions based on our MAP infrastructure for target customers such as wireless carriers, ISPs, Web portals and corporate enterprises.

In October 2000, we signed and closed an asset purchase agreement with Vanteon Corporation (Vanteon), of Rochester, New York to acquire selective assets and assume certain liabilities of The Windward Group (Windward), a wholly owned subsidiary of Vanteon headquartered in Los Gatos, California. Windward is a professional services company specializing in creating consumer and enterprise solutions that combine mobile, wireless, desktop, Internet and database technology. The condensed consolidated financial statements presented in this Form 10-Q include the results of operations of Windward since the date of acquisition. The transaction was accounted for as a purchase. Under the terms of the agreement, we paid $12,250,000 in cash and placed 171,026 shares of Pumatech common stock in escrow. These shares will be valued upon issuance from escrow based on the fair value of the common stock on that date of acquisition and as a result, the amount of goodwill arising from the transaction will increase. The shares will be released in equal installments to Vanteon based on the achievement of quarterly performance milestones through the first quarter of fiscal 2002.
The performance milestones set for the second quarter of fiscal year 2001 were met and therefore 42,757 shares, valued at approximately $204,000, were released for the quarter ending January 31, 2001. The agreement also provided for a rent reimbursement from Vanteon for the Los Gatos facility over the remaining term of the related lease which has been assumed by Pumatech. $611,000, representing the present value of the rent reimbursement, was treated as a reduction of the purchase price. In connection with this acquisition, we hired from Windward approximately 40 additional employees for our professional services organization.

On November 7, 2000, we signed and closed a definitive agreement to acquire certain assets of SwiftTouch Corporation (SwiftTouch) of Bedford, Massachusetts, a provider of Web-based Universal Access Solutions. The condensed consolidated financial statements presented in this Form 10-Q include the results of operations of SwiftTouch since the date of acquisition. The transaction was accounted for as a purchase. Under the terms of the agreement, we paid $320,000 in cash and issued 100,000 shares of Pumatech common stock, 12,000 of which were held in escrow to be released in fiscal 2002. The shares were valued at approximately $1,368,000, using the average price of the Company's common stock, net of a 2.5% discount, for the period ending around the date of acquisition.

RESULTS OF OPERATIONS

All historical financial information and analysis have been restated to reflect the acquisition of NetMind Technologies, Inc. (NetMind) on February 24, 2000, which was accounted for as a pooling-of-interests.

The following table sets forth certain consolidated statement of operations data as a percentage of revenue for the periods indicated:

                                                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                           JANUARY 31,           JANUARY 31,
                                                                       --------------------  ---------------------
                                                                         2001       2000        2001       2000
                                                                       ---------  ---------  ----------  ---------
Revenue
   License ........................................................       81.8%      89.1%       85.0%      91.1%
   Services .......................................................       18.2       10.9        15.0        8.9
                                                                       ---------  ---------  ----------  ---------
        Total revenue .............................................      100.0      100.0       100.0      100.0
                                                                       ---------  ---------  ----------  ---------

Cost and operating expenses:
   Cost of revenue ................................................       25.6       14.1        21.0       11.9
   Research and development .......................................       57.4       52.7        59.3       49.4
   Sales and marketing ............................................       45.8       47.1        50.1       49.6
   General and administrative .....................................       14.8       16.8        14.3       16.7
   In-process research and development ............................          -          -           -       30.6
   Amortization of intangibles ....................................       20.5       11.3        17.4        6.6
                                                                       ---------  ---------  ----------  ---------
       Total cost and operating expenses ..........................      164.1      142.0       162.1      164.8
                                                                       ---------  ---------  ----------  ---------
Operating loss ....................................................      (64.1)     (42.0)      (62.1)     (64.8)
Other income, net .................................................        6.7       13.2         8.7       16.3
                                                                       ---------  ---------  ----------  ---------
Loss before income taxes ..........................................      (57.4)     (28.8)      (53.4)     (48.5)
Provision for income taxes ........................................       (0.7)      (2.2)       (1.0)      (2.6)
                                                                       ---------  ---------  ----------  ---------
Net loss ..........................................................      (58.1)     (31.0)      (54.4)     (51.1)
Accretion of mandatorily redeemable convertible
   preferred stock to redemption value ............................          -      (24.0)          -      (24.0)
                                                                       ---------  ---------  ----------  ---------
Net loss attributable to common stockholders ......................      (58.1)%    (55.0)%     (54.4)%    (75.1)%
                                                                       =========  =========  ==========  ========

REVENUE. We derive revenue from two primary sources: software licenses and fees for service. Revenue in the three and six months ended January 31, 2001 was $11,311,000 and $21,234,000, respectively, compared to $7,361,000 and
$13,773,000, respectively, for the corresponding periods in fiscal 2000. The 54% revenue growth in the three and six months ended January 31, 2001 resulted from higher revenues from our Enterprise products, MAP licensing, and services. This increase in revenue more than offset the decline in our legacy notebook business--Intellisync for Notebook and TranXit(R) product royalty revenue. Revenue in the three and six months ended January 31, 2001 from our core business, excluding all revenue from our legacy notebook business, increased 73% to $10,708,000 and 80% to $19,874,000, respectively, compared to $6,208,000 and $11,040,000, respectively, for the corresponding periods in fiscal 2000.

OEM revenue continues to represent a significant portion of our revenue. OEM revenue in the three and six months ended January 31, 2001, was $2,802,000, or 25% of revenue, and $5,597,000, or 26% of revenue, respectively, compared to $3,220,000, or 44% of revenue, and $6,482,000, or 47% of revenue, respectively, in the corresponding periods in fiscal 2000. The decrease in OEM revenue was primarily due to the decline in Intellisync for Notebook and TranXit product royalty revenue, and in server revenue, partially offset by an increase in platform licensing of Software Development Kits (SDK). No customer accounted for more than 10% of total revenue in the three and six months ended January 31, 2001 and 2000. Although several OEMs agreements contain contractual minimum purchase obligations, there can be no assurance that any particular OEM will satisfy such obligation. In addition, we believe that the percentage of revenue derived from OEMs may fluctuate in future periods since the revenue associated with the distribution channels we use both domestically and internationally for our existing and future products are subject to change. Further, we expect the notebook and PC OEM portion of this revenue to continue to decrease as a percentage of our overall revenue throughout fiscal 2001.

International revenue continues to represent a significant portion of our revenue. International revenue in the three and six months ended January 31, 2001, was $2,287,000, or 20% of revenue, and $4,632,000, or 22% of revenue, respectively, compared to $1,935,000, or 26% of revenue, and $4,455,000, or 32% of revenue, respectively, in the corresponding periods in fiscal 2000. The increase in our international revenue in absolute terms is consistent with our continued efforts to expand our international presence and sales efforts. This increase was partially offset by lower international notebook and PC OEM royalties. International revenue decreased as a percentage of total revenue due to the substantial increase in our U.S. revenue. We expect, however, our international revenue to continue to increase in absolute dollars in future periods as we continue to expand our operations worldwide, particularly in Europe. We believe that continued growth would require further expansion in international markets. We have utilized and will continue to utilize substantial resources to expand existing and establish additional international operations. International revenue may be subject to certain risks not normally encountered in domestic operations, including exposure to tariffs, various trade regulations and fluctuations in currency exchange rates. See "Factors That May Affect Future Operating Results."

         - LICENSE REVENUE. License revenue is earned from the sale and use of software products and royalty agreements with OEMs. License revenue in the three and six months ended January 31, 2001 increased 41% to $9,254,000 and 44% to $18,044,000, respectively, compared to $6,558,000 and $12,547,000, respectively, for the corresponding periods in fiscal 2000. The increase in license revenues reflected an increase in revenues of MAP products and Enterprise products, primarily Intellisync, Satellite Forms and Intellisync Anywhere. This increase was offset by declining revenue received for our legacy notebook business--the Intellisync for Notebook and TranXit products. Revenue from our Enterprise products increased due to the market's continued widespread adoption of our Enterprise product offerings. MAP revenue increased due to an increase in the number of licensing arrangements entered into by the Company during the first half of fiscal 2001. Notebook revenue decreased as its revenue stream has matured and as we continue to deemphasize the resources and effort associated with this revenue segment.

             Accordingly, we expect that our legacy notebook business revenue in subsequent quarters would be flat or moderately lower. Deferred revenue was $5,744,000 and $4,666,000 at January 31, 2001 and 2000,
             respectively. The 23% increase in deferred revenue was primarily attributable to revenues related to licensing of our MAP components, Intellisync Gold and Intellisync Anywhere products and platform licensing of SDK.

         - SERVICE REVENUE. Service revenue is derived from fees for services, including time and materials for professional services, non-recurring engineering service projects for software development, amortization of maintenance contract programs, and advertising fees. Service revenue in the three and six months ended January 31, 2001 increased 156% to $2,057,000 and 160% to
             $3,190,000, respectively, compared to $803,000 and $1,226,000, respectively, for the corresponding periods in fiscal 2000. The increase in service revenue was brought about primarily by increased personnel in our professional services organization primarily as a result of our acquisitions of Dry Creek and the Windward Group. The increase was also due to an increase in maintenance contract programs and in advertising fees. This increase was partially offset by a decrease in revenue resulting from fewer non-recurring engineering service projects. We expect service revenue to continue to increase as we are able to increase our client base and overall utilization rate of our professional services team.

COST OF REVENUE. Cost of revenue consists of license costs and service costs. License costs include packaged product costs including product media and duplication, manuals, packing supplies, shipping expenses and in certain instances, royalties paid to third-party vendors. Service costs include personnel related costs associated with work performed under professional services contracts and non-recurring engineering agreements. Service costs also include hosting costs for online services associated with the hosting of MAP to both partners and end users via Intellisync.com. These hosting costs include expenses related to bandwidth for hosting, tape backup, security and storage, third-party fees and internal personnel costs associated with logistical support of the hosting services and depreciation of computer equipment associated with the hosting service.

In general, license costs are a far lower percentage of license revenue than service costs, which have a much higher cost structure as a percentage of service revenue. Additionally, license costs tend to be variable based on license revenue volumes where service costs tend to be fixed within certain service revenue volume ranges. We would expect, therefore, that an increase in service revenue as a percentage of our total revenue, would generate lower overall gross margins as a percentage of total revenue. Also, given the high amount of fixed costs associated with the professional services and online services, inability to generate revenue sufficient to absorb these fixed costs could lead to negative service margins.

Cost of revenue in the three and six months ended January 31, 2001, was $2,900,000, or 26% of revenue, and $4,459,000, or 21% of revenue, respectively, compared to $1,037,000, or 14% of license revenue, and $1,642,000, or 12% of revenue, respectively, in the corresponding periods in fiscal 2000. The increase in cost of revenue in absolute dollars and as a percentage of revenue was due to an increase in service costs including an increase in hosting costs associated with increased revenues from our MAP components and increased headcount in our professional services organization. Additionally, the increase in cost of revenue was due, to a lesser extent, to an increase in license costs, primarily packaged product costs associated with increased revenues from our Enterprise products.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and other related expenses, including non-cash stock compensation, for research and development personnel, quality assurance personnel, product localization, fees to outside contractors and the cost of facilities and depreciation of capital equipment. We invest in research and development both for new products and to provide continuing enhancements to existing products. Research and development expenses in the three and six months ended January 31, 2001, were $6,497,000, or 57% of revenue, and $12,584,000, or 59% of revenue, respectively, compared to $3,874,000, or 53% of revenue, and $6,797,000, or 49% of revenue, respectively, in the corresponding periods in fiscal 2000. The increase in research and development expenses was primarily due to increased personnel that we acquired in connection with our recent acquisitions, increased planned spending for the integration of various MAP technologies on a common, modular platform, and increased costs associated with the production launch of Intellisync.com. We believe that a significant level of investment in MAP, Intellisync.com and other research and development initiatives is required to integrate our technologies and service our customer needs.

All of our research and development costs have been expensed as incurred. Statement of Financial Accounting Standards (SFAS) No. 86 requires capitalization of certain software development costs once technological feasibility is established. We define establishment of technological feasibility at the point that product reaches beta. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized, if material. To date, all of these software development costs have been insignificant and expensed as incurred.

In March 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-2, "Accounting for the Costs of Developing a Web Site." In general, EITF 00-2 states that the costs of developing a Web site should be accounted for under the provisions of Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." It requires that costs incurred during the Web application and infrastructure and graphics development stages of development should be capitalized. We adopted EITF 00-2. The application of EITF 00-2 did not have a material impact on our financial position or results of operations.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, promotional expenses and other related expenses, including non-cash stock compensation, of sales, marketing and technical support personnel. Sales and marketing expenses in the three and six months ended January 31, 2001, were $5,177,000, or 46% of revenue, and $10,645,000, or 50% of revenue, respectively, compared to $3,470,000, or 47% of revenue, and $6,825,000, or 50% of revenue, respectively, in the corresponding periods in fiscal 2000. Sales and marketing expenses increased primarily due to an increase in sales personnel to expand our sales and business development organizations, and an increase in corporate marketing resources, corporate branding and marketing headcount for our online services group. We expect that sales and marketing expenses will continue to increase in absolute dollars throughout the remainder of fiscal 2001 as we continue to expand our direct sales force, particularly in Europe, as we plan to invest more resources in marketing Intellisync.com services, and as the related personnel and marketing support costs also increase.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other related expenses, including non-cash stock compensation, of administrative, executive and financial personnel and other outside professional fees. General and administrative expenses in the three and six months ended January 31, 2001, were $1,676,000, or 15% of revenue, and $3,037,000, or 14% of revenue, respectively, compared to $1,238,000, or 17% of revenue, and $2,304,000, or 17% of revenue, respectively, in the corresponding periods in fiscal 2000. The increase in absolute general and administrative spending was primarily due to an increased provision for bad debts allowance. Additionally, to a much lesser extent, the addition of personnel and increased fees for professional services, such as legal, accounting, and other consulting services, to support the expansion of our infrastructure, and the consolidation and assimilation of the ProxiNet, NetMind, Dry Creek, Windward and SwiftTouch businesses also contributed to the increase.

NON-CASH STOCK COMPENSATION. Non-cash stock compensation, included in each appropriate operating expense category, relates to stock options that were deemed to have been granted at a price below market value. These charges are amortized on a straight-line basis over the vesting period of the options. The aggregate non-cash stock compensation charge, net of the effect of terminations, in the three and six months ended January 31, 2001 was $220,000 and $441,000, respectively, compared to $484,000 and $875,000, respectively, in the corresponding periods in fiscal 2000. The non-cash compensation expense in the three and six months ended January 31, 2001 and 2000 relates to options that were granted by NetMind prior to our acquisition of NetMind. The aggregate amortization expense is expected to be approximately $1,400,000, $500,000 and $400,000 in fiscal 2001, 2002 and 2003, respectively. Future amortization expense would be reduced if any employee terminates employment prior to the expiration of the option vesting period.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. We expensed purchased in-process research and development costs of $4,218,000 as a result of the ProxiNet acquisition in the first quarter of fiscal 2000.

The ProxiNet acquisition has been accounted for as a purchase. The total purchase price of approximately $17,384,000 (including liabilities of $2,070,000), was assigned to the fair value of the assets acquired, including $676,000 to tangible assets acquired, $3,378,000 to identified intangible assets, $4,218,000 to in-process research and development, and $9,112,000 to goodwill. The in-process research and development was expensed at the acquisition date. The value assigned to this acquired in-process research and development was determined by identifying research projects in areas for which technological feasibility had not been established as of the acquisition date. These include projects for ProxiWare(TM) and ProxiWeb(TM) technology. The value was determined by estimating the revenue contribution and the percentage of completion of each of these projects. The projects were deemed to be 55% complete on the date of acquisition. The net cash flows were then discounted utilizing a weighted average cost of capital of 27.5%, which, among other related assumptions, we believe to be fairly accurate. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates described above. Revenues were projected to be generated in fiscal 2000 for the products in development at the acquisition date.

To date, actual results have been consistent, in all material respects, with our assumptions at the time of the acquisition. The assumptions primarily consist of an expected completion date for the in-process projects, estimated costs to complete the projects, and revenue and expense projections once the products have entered the market. The projects for ProxiWare and ProxiWeb technology that is currently branded as the Browse-it product was completed, as expected, in the fourth quarter of fiscal 2000 and are now generating revenue. Failure to achieve the expected levels of revenue and net income from this product during its entire life cycle will negatively impact the return on investment expected at the time that the acquisition was completed and potentially result in impairment of any other assets related to the development activities.

AMORTIZATION OF INTANGIBLES. Amortization of acquired intangibles in the three and six months ended January 31, 2001, was $2,314,000, or 20% of revenue, and $3,696,000, or 17% of revenue, respectively, compared to $835,000, or 11% of revenue, and $909,000, or 7% of revenue, respectively, in the corresponding periods in fiscal 2000. The increase in amortization of intangibles resulted from our acquisitions of SwiftTouch and Windward in fiscal 2001 and Dry Creek and ProxiNet in fiscal 2000.

INTEREST AND OTHER INCOME, NET. Interest and other income, net, represents interest earned on cash and short-term investments and realized gain on miscellaneous investments, offset by interest expense on long-term debt and capitalized leases and miscellaneous bank fees and charges. Net interest and other income in the three and six months ended January 31, 2001 was $763,000 and $1,851,000, respectively, compared to $974,000 and $2,240,000, respectively, in the corresponding periods in fiscal 2000. Net interest and other income during the three and six months ended January 31, 2001 include increased yields on investments and interest earned on a higher average cash balance resulting primarily from the private placement completed in March 2000. This increase in yields and interest was offset by an adjustment of $197,000 for the impairment of PG&E commercial paper. Net interest and other income during the three and six months ended January 31, 2000, however includes a higher gain realized from the sales of Amazon.com securities.

PROVISION FOR INCOME TAXES. The provision for income taxes primarily represents foreign withholding taxes on royalties earned from certain foreign customers. Provision for income taxes in the three and six months ended January 31, 2001 was $82,000 and $218,000, respectively, compared to $166,000 and $358,000, respectively, in the corresponding periods of fiscal 2000.

ACCRETION OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK TO REDEMPTION VALUE. During fiscal 1999, NetMind issued approximately 4 million shares of Series B Preferred Stock which converted into approximately 3.4 million shares of Pumatech common stock upon completion of the NetMind merger in February 2000. Under the terms of the original issuance, the Series B shares were redeemable in September 2003 and 2004, at the higher of their original issue price or the fair value of the stock at the dates of redemption. The difference between the issuance price and the fair value of the Series B stock was accreted by NetMind. Such accretion aggregated to $1,765,000 and $3,300,000 in the three and six months ended January 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

We ended the second quarter of fiscal 2001 with $58,291,000 in cash, cash equivalents and short-term investments. Cash and cash equivalents decreased by $23.7 million during the first half of fiscal 2001 to $30.8 million at January 31, 2001. Short-term investments decreased by $3.3 million to $27.5 million during the same period.

Net cash used in operations of $11.2 million during the six months ended January 31, 2001, was comprised of the net loss adjusted for non-cash items of $5.8 million and net change in operating assets and liabilities of $5.4 million. Net cash used in operations of $4.8 million during the six months ended January 31, 2000, was comprised of the net loss adjusted for non-cash items of $1.4 million and net change in operating assets and liabilities of $3.4 million.

Net cash used in investing activities of $13.6 million during the six months ended January 31, 2001, resulted from $12.6 million of cash paid for the asset purchase of Windward and SwiftTouch, $3.4 million for capital expenditures and $1.0 million for an other long-term investments, partially offset by net sales of short term investments of $3.4 million. Net cash provided by investing activities of $2.5 million during the six months ended January 31, 2000 was primarily for net sales of short-term investments of $3.7 million, partially offset by capital expenditures of $1.2 million.

Net cash provided by financing activities of $1.1 million during the six months ended January 31, 2001 resulted primarily from $1.2 million of proceeds from issuance of common stock, partially offset by $0.1 million of principal repayments on notes payable. Net cash provided by financing activities of $0.2 million during the six months ended January 31, 2000, resulted from $0.6 million of proceeds from issuance of common stock and $0.4 million of proceeds from line of credit, partially offset by $0.8 million of payments made to settle acquired liabilities.

We maintain a loan and security agreement that provides a $1,000,000 revolving credit line and a $750,000 equipment line. Borrowings under the revolving credit line bear interest at a per annum rate equal to the prime rate plus one half of one percent. Borrowings under the equipment line bear interest at a per annum rate equal to the prime rate plus one percent. Equipment acquired is pledged as collateral. The loan and security agreement contains covenants requiring that we maintain a minimum level of equity and meet certain quick and liquidity ratios. The agreement also contains certain restrictive covenants including but not limited to limitations on indebtedness, limitations on dividends and other restricted payments (including repurchases of our common stock), limitations on transactions with affiliates, limitations on liens and limitations on disposition of proceeds of asset sales, among others. We are currently in compliance with all of the aforementioned covenant obligations.
At January 31, 2001, $453,000 was outstanding on the equipment line and we had no outstanding balance drawn on the revolving credit line.

In October 2000, in connection with our acquisition of Windward, we used $12,250,000 of cash and issued 171,026 shares of Pumatech common stock to Vanteon. For additional information regarding the acquisition, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements.

In November 2000, in connection with our acquisition of certain assets of SwiftTouch, we used $320,000 of cash and issued 100,000 shares of Pumatech common stock. For additional information regarding the acquisition, refer to
Note 7 of the Notes to Condensed Consolidated Financial Statements.

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

Historically, we have licensed our products and technology primarily to PC OEMs, corporations and to end users through our channels of distribution. In the second quarter of fiscal 2000, we announced our Internet initiative. This initiative has required us to add additional resources and to develop and market our Intellisync.com service destination site and the products and technologies we obtained in the ProxiNet and NetMind acquisitions. We plan to market and license our new Web-based products and solutions to wireless carriers, Web portals and individual consumers. We also plan to offer these new products and solutions to corporations. We expect to incur significant costs in implementing our Internet initiative.

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

We have invested substantial amounts in technology and infrastructure development and development of our professional services organization. We expect to continue to invest substantial financial and other resources to develop and introduce new Internet and wireless products and services, and to expand our sales and marketing organizations, our professional services organization, strategic relationships and operating infrastructure. We expect that our cost of revenue, sales and marketing expenses, operations and customer support expenses, and depreciation and amortization expenses may continue to increase in absolute dollars and may increase as a percent of revenue. If revenue does not correspondingly increase, our operating results and financial condition could be negatively affected.

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

THE RECENT ECONOMIC DOWNTURN MAY SEVERELY AFFECT A NUMBER OF OUR THINLY CAPITALIZED CUSTOMERS, AS WELL AS VENDORS, WHICH MAY SUBSEQUENTLY HARM OUR BUSINESS AND RESULTS OF OPERATIONS.

Economic downturns could cause our thinly capitalized customers to reduce or cease their investment in products, services and technologies such as those we provide. Any decrease in the demand for our products and services could adversely affect our operating results and financial condition. Our operating results and financial condition may also be adversely affected by difficulties we may encounter in collecting our accounts receivable and maintaining our profit margins during an economic downturn.

Economic downturns may also affect our various vendors on which we rely for certain integral services used to support our operations. Our operating results and financial condition may be adversely affected in the event that a vendor were to experience financial or operational difficulties that resulted in a reduction or interruption in services it provides us.

THERE ARE RISKS ASSOCIATED WITH OUR LONG-TERM INVESTMENTS THAT MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Historically, we have made direct or indirect investments in privately held companies. Additionally, we entered into a commitment with a venture capital firm and invested in some of our strategic partners, both customers and vendors, that we believe have the potential to grow, and we may continue to make strategic investments in the future. See Note 4 of the notes to the condensed consolidated financial statements for more details. There can be no assurance that these investments will bring us a return on investment. In addition, because the strategic investments tend to be in small, start-up technology companies, which are at a risk of financial failure especially during an economic downturn, there is a greater risk that the investments might be impaired. Any impairments could have a material adverse effect on our results of operations and financial condition.

HOSTING OUR MOBILE APPLICATION PLATFORM ON INTELLISYNC.COM MAY NOT BE SUCCESSFUL; AND, IF SUCCESSFUL, MAY DIVERT OUR ATTENTION FROM OUR EXISTING PRODUCT LICENSE BUSINESS, WHICH COULD RESULT IN LOWER REVENUE FROM SUCH BUSINESS.

In January 2001, Intellisync.com became available as a public web site. By the end of the first half of calendar year 2001, we intend to announce the fee structure for the premium services that we plan to offer on Intellisync.com service. An unsuccessful launch of Intellisync.com for the public may have a negative effect on our revenue and results of operations. Our customers may not choose to use MAP through Intellisync.com for their applications for a variety of reasons, including: the actual or perceived reduction in security protections of mobile solutions hosted on the Internet; the possible reluctance to be dependent on a third party to host important information and infrastructure and to perform basic support and other functions; and the possible inability of MAP to be able to support many users in an enterprise-wide environment. Although we expect to derive a significant portion of our future revenue from our Intellisync.com subscription offering, we just recently have commercially introduced it and, therefore, do not have a proven expense and revenue model for it. Intellisync.com may not be commercially viable if our expense and revenue model is not acceptable to our customers. This would seriously harm our business, particularly if the failure of Intellisync.com and MAP to achieve market acceptance negatively affects sales of our other products and services. In addition, if our customers adopt the MAP offering through Intellisync.com, we may experience a decline in the growth of our existing product license business.

THE EMERGENCE OF A DOMINANT PLATFORM FOR MOBILE DEVICES COULD REDUCE OUR CUSTOMER BASE AND REVENUES.

The marketplace for mobile devices is currently characterized by a number of competing Internet systems and standards for mobile computing devices. Currently, our customers and potential customers often use a variety of mobile devices with multiple connectivity options. One of the primary benefits of our products is their ability to operate across a wide variety of platforms. If a dominant platform for mobile devices emerges, the demand for our platform and products may diminish.

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

Our gross margin on service revenue, particularly non-recurring engineering service and professional service revenue, is substantially lower than gross margin on license revenue. We have recently acquired Dry Creek and, in connection with the acquisition of assets from Windward, we hired a number of employees of Windward, which forms the basis of our professional service group, and, consequently, professional service revenue increased this quarter and we expect that it will continue to increase in future quarters. Until we are able to fully utilize all employees in the professional service group, our gross margin will continue to be low. Any increase in non-recurring engineering service and professional service revenue would have a corresponding increase in cost of revenue and would have an adverse effect on our gross margins as a percent of total revenue. We may also change prices or increase spending in response to competition or to pursue new market opportunities.

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

IF WE FAIL TO MAINTAIN OUR EXISTING RELATIONSHIPS OR ENTER INTO NEW KEY RELATIONSHIPS WITH ORIGINAL EQUIPMENT MANUFACTURERS AND BUSINESS DEVELOPMENT ORGANIZATIONS, OUR BRAND AWARENESS AND THE USE OF OUR PRODUCTS AND SERVICES WOULD SUFFER.

The success of our product and service offerings depends, in large part, on our ability to develop and maintain relationships with original equipment manufacturers and business development organizations that help distribute our products and promote our services. We depend on these relationships to:

         -   distribute our products to purchasers of mobile devices;

         -   increase usage of our MAP components;

         -   build brand awareness through product marketing; and

         -   cooperatively market our products and services.

Also, because we depend on equipment manufacturers and business development organizations to help distribute our products and promote our services, the growth of our operations is dependent in part upon their success. If the products that these companies sell, or the operating systems upon which these products are based, were to lose popularity, or if any of these equipment manufacturers or business development organizations cease to utilize our product and service offerings in significant volumes, our business would suffer.

RAPID GROWTH IN OUR BUSINESS COULD STRAIN OUR RESOURCES AND HARM OUR BUSINESS AND FINANCIAL RESULTS.

The planned expansion of our Internet initiative as well as growth in our existing enterprise business will place a significant strain on our management, financial controls, operations systems, personnel and other resources. If we are successful in implementing our marketing strategy, we also expect the demands on our technical support resources to grow rapidly, and we may experience difficulties responding to customer demand for our services and providing technical support in accordance with our customers' expectations. We expect that these demands will require not only the addition of new management personnel, but also the development of additional expertise by existing management personnel and the establishment of long-term relationships with third-party service vendors. Additionally, we have recently opened an additional office in the United Kingdom and intend to open new offices elsewhere in Europe and other international locations. We may encounter difficulties in integrating information and communications systems in multiple locations. We may not be able to keep pace with growth, successfully implement and maintain our operational and financial systems or successfully obtain, integrate and utilize the employees, facilities, third-party vendors and equipment, or management, operational and financial resources necessary to manage a developing and expanding business in our evolving and increasingly competitive industry. If we are unable to manage growth effectively, we may lose customers or fail to attract new customers and our business and financial results will suffer.

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

WE ARE DEPENDENT ON OUR INTERNATIONAL OPERATIONS FOR A SIGNIFICANT PORTION OF OUR REVENUES.

Our international activities expose us to additional risks. International revenue, primarily from customers based in Japan, accounted for 22% of our revenue in the six months ended January 31, 2001, 27% of revenue in fiscal 2000, and 40% of revenue in fiscal 1999. A key component of our strategy is to further expand our international activities. As we continue to expand internationally, we are increasingly subject to risks of doing business internationally, including:

         -   unexpected changes in regulatory requirements and tariffs;

         - export controls relating to encryption technology and other export restrictions;

         -   political and economic instability;

         -   difficulties in staffing and managing foreign operations;

         - reduced protection for intellectual property rights in some countries;

         -   longer payment cycles;
                                       32

         -   problems in collecting accounts receivable;

         -   potentially adverse tax consequences;

         - seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

         - fluctuations in currency exchange rates that may make our products more expensive to international customers;

         - gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations due to foreign currency denominated sales;

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

FOREIGN EXCHANGE FLUCTUATIONS COULD DECREASE OUR REVENUES OR CAUSE US TO LOSE MONEY, ESPECIALLY SINCE WE DO NOT HEDGE AGAINST CURRENCY FLUCTUATIONS.

To date, the majority of our customers have paid for our services in U.S. dollars. Through the first half of fiscal 2001 and for the fiscal years 2000 and 1999, costs denominated in foreign currencies were nominal and we had minimal foreign currency losses during those periods. However, we believe that in the future an increasing portion of our costs will be denominated in foreign currencies as we begin opening offices in Europe and other countries. Fluctuations in the value of the Yen, Euro or other foreign currencies may cause our business and prospects to suffer. We will also be exposed to increased risk of non-payment by our customers in foreign countries, especially those with highly inflationary economies. We currently do not engage in foreign exchange hedging activities and, although we have not yet experienced any material losses due to foreign currency fluctuation, our international revenues are currently subject to the risks of foreign currency fluctuations and such risks will increase as our international revenues increase.

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

INCREASING GOVERNMENT REGULATION COULD CAUSE DEMAND FOR OUR PRODUCTS AND SERVICES TO GROW MORE SLOWLY OR TO DECLINE.

We are subject not only to regulations applicable to businesses generally, but also to laws and regulations directly applicable to the Internet. Demand for our products in certain countries, and our ability to meet this demand, is subject to export controls on hardware and on the encryption software incorporated into our products. In addition, state, federal and foreign governments may adopt laws and regulations governing any of the following issues:

         -   user privacy;

         -   taxation of electronic commerce;

         -   the online distribution of specific material or content; and

         -   the characteristics and quality of online products and services.

One or more states or the federal government could enact regulations aimed at companies like us, which provide software that facilitates e-commerce and the distribution of content over the Internet. The likelihood of the enactment of regulation in these areas will increase as the Internet becomes more pervasive and extends to more people's daily lives. Any legislation, regulation or taxation of or concerning electronic commerce could dampen the growth of the Internet and decrease its acceptance as a communications and commercial medium. If a reduction in growth occurs as a result of these events, demand for our Internet service and other products could decline significantly.

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

We currently face direct competition with respect to MAP and its individual elements--Sync-it, Browse-it and Mind-it, and Intellisync.com. MAP infrastructure faces competition from Aether Software, IBM Corporation, Microsoft Corporation, Openwave Systems, Inc., OracleMobile, Inc. and Wireless Knowledge, Inc. Sync-it's synchronization features face competition from Aether, Chapura, Inc., Extended Systems, Inc. (recently acquired by Palm, Inc), FusionOne, Inc., Motorola, Inc., Openwave and Synchrologic, Inc. Browse-it's transformation and mobile content distribution features face competition from AvantGo, Bluelark Systems, Inc. (recently acquired by Handspring, Inc.), 4thpass LLC, Qualcomm, Inc., and ThinkersGroup, Inc. In the area of alerts, change detection and analytics, Mind-it faces competition from Adeptra, Inc., Alerts.com, Inc., BroadVision, Inc., Categoric Software Corporation and MicroStrategy, Inc. Intellisync.com faces competition from FusionOne, InfoSpace, Inc., Palm, Synchrologic, and Visto Corporation. In addition to direct competition noted above, we face indirect competition from existing and potential customers that may provide internally developed solutions to each of the elements of MAP.

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

THE INTEGRATION OF KEY NEW EMPLOYEES AND OFFICERS INTO OUR MANAGEMENT TEAM HAS INTERFERED, AND WILL CONTINUE TO INTERFERE, WITH OUR OPERATIONS.

We have recently hired a number of key employees to our professional services organization, administrative and sales and marketing groups. To integrate into our company, new employees must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties. Accordingly, the integration of new personnel has resulted and will continue to result in some disruption to our ongoing operations. If we fail to complete this integration in an efficient manner, our business and financial results will suffer.

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

SYSTEM FAILURES OR ACCIDENTAL OR INTENTIONAL SECURITY BREACHES COULD DISRUPT OUR OPERATIONS, CAUSE US TO INCUR SIGNIFICANT EXPENSES, EXPOSE US TO LIABILITY AND HARM OUR REPUTATION.

Our operations depend upon our ability to maintain and protect our computer systems, which are located at our offices in California and New Hampshire. Our systems are vulnerable to damage from break-ins, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against break-in, unauthorized access, vandalism, fires, floods, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case, and will not likely compensate us for all the damages caused by these or similar events. We may be unable to prevent computer programmers or hackers from penetrating our network security from time to time. A breach of our security could seriously damage our reputation, which would harm our business. In addition, because a hacker who penetrates our network security could misappropriate proprietary information or cause interruptions in our services, we might be required to expend significant resources to protect against, or to alleviate, problems caused by hackers. We might also face liability to persons harmed by misappropriation of secure information if it is determined that we did not exercise sufficient care to protect our systems.

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

At January 31, 2001, we had an investment portfolio of fixed income securities excluding those classified as cash and cash equivalents and securities available for sale of $27,492,000. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in values if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of January 31, 2001, the decline of the fair value of the portfolio would be immaterial. Our fixed income investments have maturities of less than one year. While we have the intent to hold our fixed income investments until maturity to avoid recognizing an adverse impact in income or cash flows in the event of an increase in market interest rates, there can be no assurance that we will be able to do so.

Due to the recent energy crisis in California that has caused a dramatic change in the financial position of PG&E Corporation, PG&E has defaulted on the interest and principal payments of its commercial paper obligations. Our investment portfolio includes the PG&E commercial paper. Accordingly, we recorded an adjustment of approximately $197,000 to the value of our PG&E commercial paper for the impairment of this security. This adjustment is reflected in "Other income, net" in Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2001.

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

We are subject to equity price risks on the marketable portion of investments in publicly traded equity securities. These investments are generally in companies having operations or technology in areas within our strategic focus. We do not attempt to reduce or eliminate our market exposure on these securities. At January 31, 2001, the fair value of these investments is $17,000. We believe that a decline in the investments' fair values would not adversely impact our results of operations.

We are a limited partner in a venture capital fund and invest directly in equity instruments of privately-held companies, which include a number of our strategic partners who are customers and vendors, for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method as ownership is less than 5% and we do not have the ability to exercise significant influence over operations. At January 31, 2001, these investments amounted to $3,432,000 (See Note 4 of the notes to the condensed consolidated financial statements for more details.) For these investments, we regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded. Although we will continue to assess the carrying values of our investments, we cannot be assured that a decline in value of our investments will not adversely affect our financial results in the future. Futhermore, given the recent economic downturn and its effect on the capital markets, we cannot be assured that these investments can be fully recouped if at all.

                                 PUMATECH, INC.

                           PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS - Not Applicable


ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 7, 2000 and in connection with the acquisition of certain assets of SwiftTouch Corporation, we issued 100,000 shares of common stock to SwiftTouch. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act of 1933. The resale of these shares and other shares issued in connection with the acquisitions of Dry Creek Software and The Windward Group has been registered on a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on December 4, 2000.


ITEM 3.      DEFAULTS UPON SENIOR SECURITIES - Not Applicable


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 6, 2000, the Company held its annual meeting of stockholders. At that meeting, the following individuals were elected to serve as directors until the next annual meeting of stockholders or until their earliest resignation or removal:

NOMINEE                                         FOR                WITHHELD               AGAINST
------------------------------------    -----------------    -------------------   -----------------------
Bradley A. Rowe....................        36,808,789                409,818                 0
Stephen A. Nicol...................        34,257,519              2,961,088                 0
Michael M. Clair...................        36,815,579                403,028                 0
Tyrone F. Pike*....................        35,789,852              1,428,755                 0
M. Bruce Nakao.....................        34,228,923              2,989,684                 0
Gary Rieschel**....................        34,060,352              3,158,255                 0

      * Resigned on December 22, 2000
      **Resigned on January 30, 2001

Also at that meeting, the following matters were voted upon with the number of votes cast for, against or withheld as set forth in the columns opposite the respective matters.

MATTER                                         FOR                AGAINST                  ABSTAIN
------------------------------------    -----------------    -------------------   -----------------------
To approve an amendment to the Puma
Technology, Inc. Amended and
Restated 1993 Stock Option Plan to
increase the number of shares of
Common Stock reserved for issuance
thereunder by 500,000 shares.......        31,624,762              5,503,934             89,911

MATTER                                         FOR                AGAINST                  ABSTAIN
------------------------------------    -----------------    -------------------   -----------------------
To approve an amendment to
Pumatech's Certificate of
Incorporation to change the name
from Puma Technology, Inc. to
Pumatech, Inc......................        37,085,624                491,186             41,797

To approve an amendment to
Pumatech's Certificate of
Incorporation to increase the
number of authorized shares of
Common Stock from 60,000,000 to
80,000,000.........................        36,477,239                672,644             68,724

To ratify the appointment of
PricewaterhouseCoopers LLP as
Pumatech's independent public
accountant for the fiscal year
ending July 31, 2001...............        37,115,111                 46,784             56,712


ITEM 5.      OTHER INFORMATION - Not Applicable


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

                (a)      EXHIBITS.

                          3.1 Certificate of Amendment of Restated Certificate of Incorporation dated December 19, 2000.

                (b)      REPORTS ON FORM 8-K.

                          Report on Form 8-K dated December 20, 2000 reporting change of corporate name from Puma Technology, Inc. to Pumatech, Inc. and resignation of Tyrone Pike as a member of Pumatech's Board of Directors.

                          Report on Form 8-K dated January 29, 2001 reporting cancellation and Replacement of Options and resignation of Gary Rieschel as a member of Pumatech's Board of Directors.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          PUMATECH, INC.
                                           (Registrant)




Date:  March 19, 2001               By:    /s/ KELLY J. HICKS
                                          --------------------------------------
                                          Kelly J. Hicks
                                          Vice President of Operations and
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)