Form 10-Q
period 2001-04-30
PUMATECH INC
filed 2001-06-13
CIK 1020716

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 2001:
44,499,523

                                             PUMATECH, INC.

                                              10-Q REPORT

                                                 INDEX

                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
PART I - FINANCIAL INFORMATION                                                                             2

              Item 1.        Unaudited Condensed Consolidated Financial Statements                         2

                                    Condensed Consolidated Balance Sheets                                  2
                                    Condensed Consolidated Statements of Operations                        3
                                    Condensed Consolidated Statements of Cash Flows                        4

                             Notes to Unaudited Condensed Consolidated Financial Statements                5

              Item 2.        Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                                15

              Item 3.        Quantitative and Qualitative Disclosures About Market Risk                   42


PART II - OTHER INFORMATION  43

              Item 1.        Legal Proceedings                                                            44

              Item 2.        Changes in Securities and Use of Proceeds                                    44

              Item 3.        Defaults Upon Senior Securities                                              44

              Item 4.        Submission of Matters to a Vote of Security Holders                          44

              Item 5.        Other Information                                                            44

              Item 6.        Exhibits and Reports on Form 8-K                                             44


SIGNATURE                                                                                                 45

EXHIBIT 10.1 - LOAN AND SECURITY AGREEMENT                                                                46


                                                PUMATECH, INC.

                                        PART I - FINANCIAL INFORMATION

                         Item 1. Unaudited Condensed Consolidated Financial Statements

                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (In thousands, except per share data)
                                                  (Unaudited)
                                                                                April 30,           July 31,
                                                                                  2001                2000
                                                                                ---------           ---------
Assets
Current assets:
   Cash and cash equivalents............................................        $  28,388           $  54,492
   Short-term investments...............................................           24,590              30,768
   Accounts receivable, net of allowance for doubtful accounts of $1,015
      at April 30, 2001 and $1,210 at July 31, 2000....................             6,358               6,350
   Inventories, net.....................................................              228                 235
   Other current assets.................................................            2,208               1,732
                                                                                ---------           ---------
      Total current assets..............................................           61,764              93,585

Property and equipment, net............................................             7,665               4,828
Intangible assets, net..................................................           24,894              17,109
Other assets............................................................            4,156               3,133
                                                                                ---------           ----------
          Total assets..................................................        $  98,479           $ 118,655
                                                                                =========           ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable.....................................................        $   1,882           $   2,601
   Accrued liabilities..................................................            3,525               4,036
   Current portion of long-term notes payable...........................              259                 259
   Deferred revenue.....................................................            3,850               6,372
                                                                                ---------           ---------
      Total current liabilities.........................................            9,516              13,268

Long-term notes payable.................................................              108                 310
                                                                                ---------           ---------
      Total liabilities.................................................            9,624              13,578
                                                                                ---------           ---------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.001 par value; 2,000 shares authorized and no
      shares issued and outstanding at April 30, 2001 and July 31, 2000.                -                   -
   Common stock,  $0.001 par value;  80,000 shares  authorized and 44,477 shares issued and  outstanding  at April 30, 2001;  60,000 shares  authorized and
      42,307 shares issued and outstanding at July 31, 2000.............               44                  42
   Additional paid-in capital...........................................          148,426             146,051
   Receivable from stockholders.........................................             (330)               (330)
   Deferred stock compensation..........................................           (1,029)             (3,114)
   Accumulated deficit..................................................          (58,417)            (37,589)
   Other comprehensive income...........................................              161                  17
                                                                                ---------           ---------
      Total stockholders' equity........................................           88,855             105,077
                                                                                ---------           ---------
          Total liabilities and stockholders' equity....................        $  98,479          $  118,655
                                                                                =========           =========

            See accompanying notes to unaudited condensed consolidated financial statements.

                                                PUMATECH, INC.

                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (In thousands, except per share data)
                                                  (Unaudited)

                                                                       Three Months Ended    Nine Months Ended
                                                                           April 30,             April 30,
                                                                      --------------------  --------------------
                                                                        2001        2000     2001        2000
                                                                      ---------  ---------  ---------- ---------
Revenue
   License ......................................................   $  8,209    $  7,065    $ 26,253    $ 19,612
   Services .....................................................      2,136         949       5,326       2,175
                                                                    --------    --------    --------    --------
        Total revenue ...........................................     10,345       8,014      31,579      21,787
                                                                    --------    --------    --------    --------
Cost and operating expenses:
   Cost of revenue ..............................................      2,873         882       7,332       2,524
   Research and development (includes non-cash stock compensation
     of $61, $105, $134 and $308) ...............................      6,090       4,897      18,675      11,693
   Sales and marketing (includes non-cash stock compensation of
     $185, $147, $405 and $510) .................................      5,702       4,794      16,418      11,617
   General and administrative (includes non-cash stock
     compensation of $46, $213, $194 and $508) ..................      1,720       1,458       4,685       3,765
   In-process research and development ..........................       --          --          --         4,218
   Amortization of intangibles ..................................      2,157         824       5,853       1,733
   Merger costs .................................................       --         6,322        --         6,322
   Severance and facilities costs ...............................        583        --           583        --
                                                                    --------    --------    --------    --------
       Total cost and operating expenses ........................     19,125      19,177      53,546      41,872
                                                                    --------    --------    --------    --------
Operating loss ..................................................     (8,780)    (11,163)    (21,967)    (20,085)
Other income, net ...............................................        766       1,309       2,617       3,549
Other-than-temporary impairment of direct investments ...........     (1,180)       --        (1,180)       --
                                                                    --------    --------    --------    --------
Loss before income taxes ........................................     (9,194)     (9,854)    (20,530)    (16,536)
Provision for income taxes ......................................        (80)       (159)       (298)       (517)
                                                                    --------    --------    --------    --------
Net loss ........................................................     (9,274)    (10,013)    (20,828)    (17,053)

Accretion of mandatorily redeemable convertible preferred stock
   to redemption value ..........................................       --          (577)       --        (3,877)
                                                                    --------    --------    --------    --------
Net loss attributable to common stockholders ....................   $ (9,274)   $(10,590)   $(20,828)   $(20,930)
                                                                    ========    ========    ========    ========
Basic and diluted net loss per share ............................   $  (0.21)   $  (0.26)   $  (0.48)   $  (0.62)
                                                                    ========    ========    ========    ========
Shares used in computing basic and diluted net loss per share ...     44,220      39,995      43,510      33,678
                                                                    ========    ========    ========    ========

               See accompanying notes to unaudited condensed consolidated financial statements.

                                                PUMATECH, INC.

                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In thousands)
                                                  (Unaudited)
                                                                                        Nine Months Ended
                                                                                            April 30,
                                                                               --------------------------------
                                                                                     2001            2000
                                                                               ---------------- ---------------
  Cash flows from operating activities:
     Net loss...........................................................       $  (20,828)          $  (17,053)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Purchased in-process research and development...................                -                 4,218
        Costs of consolidating facilities...............................              402                     -
        Other-than-temporary impairment of direct investments...........            1,180                     -
        Allowance for doubtful accounts and sales returns...............              890                 1,009
        Depreciation and amortization...................................            7,765                 2,777
        Non-cash stock compensation.....................................              733                 1,326
        Realized loss on sale of short-term investments.................              284                (2,182)
     Changes in operating assets and liabilities:
        Accounts receivable.............................................             (998)               (4,881)
        Inventories.....................................................                7                   (11)
        Other current assets............................................             (375)               (1,334)
        Accounts payable................................................             (719)                  558
        Accrued liabilities.............................................             (725)                1,521
        Deferred revenue................................................           (2,522)                1,395
        Other assets....................................................             (636)               (1,263)
                                                                               ---------------- ---------------
  Net cash used in operating activities.................................          (15,542)              (13,920)
                                                                               ---------------- ---------------
  Cash flows from investing activities:
     Purchase of property and equipment.................................           (4,324)               (2,167)
     Maturities/sales short-term investments, net.......................            6,054                 3,404
    Purchase of investments.............................................           (1,054)                    -
    Acquisitions of businesses..........................................          (12,570)                    -
                                                                               ---------------- ---------------
  Net cash provided by (used in) investing activities...................          (11,894)                1,237
                                                                               ---------------- ---------------
  Cash flows from financing activities:
     Principal payments on notes payable................................             (202)                    -
     Loan to related party..............................................             (235)                    -
     Notes advances to stockholders, net................................                -                    (1)
     Proceeds from line of credit, net..................................                -                   313
     Proceeds from exercise of warrants.................................                2                     -
     Proceeds upon exercise of stock options, net.......................              946                   957
     Proceeds from newly issued common stock, net.......................              821                77,280
     Payments to settle acquired liabilities............................                -                  (764)
                                                                               ---------------- ---------------
  Net cash provided by financing activities.............................            1,332                77,785
                                                                               ---------------- ---------------

  Net increase (decrease) in cash and cash equivalents..................          (26,104)               65,102
  Cash and cash equivalents at beginning of period......................           54,492                16,639
                                                                               ---------------- ---------------
  Cash and cash equivalents at end of period............................       $   28,388           $    81,741
                                                                               ================ ===============
  Supplemental disclosure of cash flow information:
     Interest paid......................................................       $       45           $        40
                                                                               ================ ===============
     Income taxes paid..................................................       $      345           $       486
                                                                               ================ ===============
     Common stock issued in connection with business acquisition........       $    1,572           $    14,787
                                                                               ================ ===============
     Non-cash stock compensation (recovery) charge, net.................       $   (1,352)          $       968
                                                                               ================ ===============
     Accretion of redeemable convertible preferred stock................       $        -           $     3,877
                                                                               ================ ===============

               See accompanying notes to unaudited condensed consolidated financial statements.

                                 PUMATECH, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1  Basis of Presentation

The accompanying condensed consolidated financial statements of Pumatech, Inc. (Pumatech or the Company) for the three and nine months ended April 30, 2001 and 2000 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000. The condensed consolidated balance sheet as of July 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform to the current period's presentation. The results of operations for the interim period ended April 30, 2001 are not necessarily indicative of results to be expected for the full year.


Note 2  Recently Issued Accounting Pronouncement

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

Note 3  Balance Sheet Components

Inventories, net, consist of the following:
                                                                                 April 30,        July 31,
                                                                                   2001             2000
                                                                              -------------- ----------------
                                                                                      (In thousands)
Raw materials...............................................................    $     125      $      173
Finished goods and work-in-process..........................................          149             149
                                                                              -------------- ----------------
                                                                                      274             322
Less: Inventory reserves...................................................           (46)            (87)
                                                                              -------------- ----------------
    Inventories, net........................................................    $     228      $      235
                                                                              ============== ================

Property and equipment, net, consist of the following:

                                                                                April 30,        July 31,
                                                                                  2001             2000
                                                                              --------------  ---------------
                                                                                      (In thousands)
 Computer equipment and software...........................................     $  10,436      $    5,977
 Furniture and office equipment............................................         2,535           2,313
 Leasehold improvements....................................................         1,074           1,006
                                                                              --------------  ---------------
                                                                                   14,045           9,296
 Less: Accumulated depreciation and amortization...........................        (6,380)         (4,468)
                                                                              --------------  ---------------
    Property and equipment, net.............................................    $   7,665      $    4,828
                                                                              ==============  ===============

Intangible assets, net, consist of the following:

                                                                                April 30,        July 31,
                                                                                  2001             2000
                                                                              --------------  ---------------
                                                                                      (In thousands)
 Intangible assets:
    Goodwill...............................................................    $   24,719      $   14,130
    Developed technology....................................................        7,229           5,711
    Acquired workforce-in-place............................................         2,231             900
    Existing contracts......................................................          200               -
                                                                              --------------  ---------------
                                                                                   34,379          20,741
    Less: Accumulated amortization..........................................       (9,485)         (3,632)
                                                                              --------------  ---------------
        Intangible assets, net..............................................   $   24,894      $   17,109
                                                                              ==============  ===============

Additions to intangible assets arose from the asset acquisitions of The Windward Group and SwiftTouch Corporation. See Note 10 for more information on the acquisitions. Additions to goodwill also include an adjustment of $142,000 to goodwill relating to the acquisition of Dry Creek Software in fiscal 2000.


Note 4  Related Party Transaction

In April 2001, the Company loaned its Chief Financial Officer $235,000 which is repayable on or before April 16, 2002. The interest rate is 6% per annum. In the event that the officer's employment with the Company is terminated, any unpaid principal and interest shall be due on the 185th day from the termination, or on the due date, whichever is sooner.

Note 5  Long-Term Investments

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

                                                        April 30,    July 31,
                                                           2001         2000
                                                      -----------  -----------
Azure Venture Partners, LLP.......................... $   2,250    $   1,250
YadaYada, Inc. (fka Free Communications, Inc.).......         -          750
If & Then, Inc.......................................         -          330
PulseMD Corporation (fka 7th Street, Inc.)...........         -          100
Others...............................................        56            2
                                                      -----------  -----------
       Long-term investments......................... $   2,306    $   2,432
                                                      ===========  ===========

The Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts of its investees in assessing the carrying values of the investments. The Company identifies and records impairment losses when events and circumstances indicate that such assets might be impaired.

As of the end of the third quarter of fiscal 2001, the Company concluded that the investments associated with YadaYada, If & Then, and PulseMD were impaired as such investments were deemed not to be recoverable. These investments were fully impaired due to changes in capital structure impacting the Company's investment preferences, thin capitalization, dilution due to dramatic declines in valuation and overall lack of persuasive evidence that would indicate a future ability or intent of these entities that would support the historic carrying value of the Company's investments. As a result, the Company recorded other-than-temporary impairment charges aggregating $1,180,000 for the three and nine months ended April 30, 2001.


Note 6  Cost Reduction Plan

During the three months ended April 30, 2001, the Company implemented a cost reduction plan. The Company's primary cost reduction initiatives included a reduction in workforce and facilities consolidation. The workforce reduction, which was completed during April 2001, represented a reduction of approximately 20% of the Company's then total workforce or approximately 57 full-time equivalent positions including 20 contractors and 37 permanent employees, the majority holding positions in engineering and in support for engineering related projects. The associated severance costs incurred were approximately $181,000.

The Company also incurred additional restructuring charges aggregating $402,000 for consolidating facilities with space located in Santa Cruz, California and Nashua, New Hampshire. The costs of consolidating facilities include $174,000 of future lease payments and $228,000 for accelerated depreciation of property and equipment, which consisted primarily of leasehold improvements, office equipment and furniture and fixtures, to be disposed or removed from operations.

A summary of the  severance  and  facilities  costs is  outlined  as follows (in thousands):
                                            Total      Noncash                  Accrued Liabilities
                                           Charges     Charges   Cash Payments   at April 30, 2001
                                         ----------  ----------  -------------  --------------------
Workforce reduction..................... $   181       $    -      $   181             $    -
Consolidation of excess facilities......     402          402            -                402
                                         ----------  ----------  -------------  --------------------
     Total.............................. $   583       $  402      $   181             $  402
                                         ==========  ==========  =============  ====================

Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through November 2001.


Note 7  Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of dilutive potential common shares that were outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares based on the treasury stock method.

Basic and diluted net loss per share were calculated as follows during the three and nine months ended April 30, 2001 and 2000, respectively:
                                                                     Three Months Ended             Nine Months Ended
                                                                          April 30,                     April 30,
                                                                ---------------------------     ---------------------------
(In thousands, except per share amounts)                            2001            2000             2001          2000
                                                                ------------- -------------     ------------- -------------
Numerator:
Net loss attributable to common stockholders................    $ (9,274)        $ (10,590)     $ (20,828)       $ (20,930)
                                                                ============= ============      ============= =============
Denominator:
Weighted average shares outstanding used to compute basic
    and diluted net loss per common share...................      44,220            39,995         43,510           33,678
                                                                ============= ============      ============= =============
Basic and diluted net loss per share........................    $  (0.21)        $   (0.26)     $   (0.48)       $   (0.62)
                                                                ============= ============      ============= =============

All common shares that were held in escrow, totaling approximately 140,000 as of April 30, 2001, were excluded from basic and diluted net loss per share calculations. See Note 10 for more information on common shares held in escrow.

Potential common shares attributable to mandatorily redeemable preferred stock, stock options, and warrants of 4,925,370 and 8,484,236 were outstanding at April 30, 2001 and 2000, respectively. However, as a result of a net loss incurred by the Company in the three and nine months ended April 30, 2001 and 2000, the corresponding weighted average outstanding shares (using the treasury stock method) were antidilutive and were excluded from net loss per share calculations.

Note 8  Comprehensive Income / (Loss)

Accumulated other comprehensive income (loss) on the condensed consolidated balance sheets consists of unrealized gains (losses) on available for sale investments and foreign currency translation adjustments. Total comprehensive loss for the three and nine months ended April 30, 2001 and 2000, respectively, is presented in the following table:

                                                         Three Months Ended       Nine Months Ended
(In thousands)                                               April 30,                April 30,
                                                      ---------------------     ---------------------
                                                          2001        2000        2001        2000
                                                      ---------- ----------     ---------- ----------
Net loss ..........................................   $ (9,274)   $(10,013)     $(20,828)   $(17,053)
Other comprehensive income/(loss):
    Change in unrealized gain/(loss) on investments         39        (506)          160        (910)
    Change in currency translation adjustments ....          8          60           (16)         24
                                                      ---------- ----------     ---------- ----------
        Total other comprehensive income/(loss) ...         47        (446)          144        (886)
                                                      ---------- ----------     ---------- ----------
Total comprehensive loss ..........................   $ (9,227)   $(10,459)     $(20,684)   $(17,939)
                                                      ========== =========      ========== ==========

The balance of unrealized gain on investments at April 30, 2001 consisted of net unrealized gain for our holdings of Amazon.com common stock and government bonds. The balance of unrealized loss on investments at April 30, 2000 consisted entirely of unrealized loss from our holdings of Amazon.com common stock.


Note 9  Purchased In-Process Research and Development

The Company expensed purchased in-process research and development costs of $4,218,000 as a result of the ProxiNet, Inc. (ProxiNet) acquisition in the first quarter of fiscal 2000.

The ProxiNet acquisition has been accounted for as a purchase. The total purchase price of approximately $17,384,000 was assigned to the fair value of the assets acquired, including the following (in thousands):

Tangible assets, net, acquired................   $     676
In-process research and development...........       4,218
Developed technology..........................       3,092
Acquired workforce-in-place...................         286
Goodwill......................................       9,112
                                                 ---------
                                                   $17,384
                                                 =========

As of the acquisition date, technological feasibility of the in-process research and development had not been established and the technology had no alternative future use. Therefore, the Company expensed the in-process research and development in the first quarter of fiscal year 2000. The remaining intangible assets are being amortized using the straight-line method over the estimated useful life of the assets ranging from 18 months to 5 years.

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


Note 10  Acquisitions

The Windward Group

In October 2000, the Company signed and closed an asset purchase agreement with Vanteon Corporation (Vanteon), of Rochester, New York to acquire certain assets and assume certain liabilities of The Windward Group (Windward), a wholly owned subsidiary of Vanteon headquartered in Los Gatos, California. Windward is a professional services company specializing in creating consumer and enterprise solutions that combine mobile, wireless, desktop, Internet and database technology. Under the terms of the asset purchase agreement, we paid $12,250,000 in cash and placed 171,026 shares of Pumatech common stock in escrow. These shares will be valued upon release from escrow based on the fair value of the common stock on the release date and as a result, the amount of goodwill arising from the transaction may increase upon release of these shares. The shares will be released in equal installments to Vanteon based on the achievement of quarterly performance milestones through the first quarter of fiscal 2002. The performance milestones set for the second quarter of fiscal year 2001 were met and therefore 42,757 shares, valued at approximately $204,000, were released for the quarter ended January 31, 2001. As of the date of this Report on Form 10-Q, no additional shares were released for the quarter ended April 30, 2001 as the Company had not yet assessed whether the performance milestones set for the third quarter had been met. The agreement also provided for a rent reimbursement from Vanteon for the Los Gatos facility over the remaining term of the related lease which has been assumed by the Company. Approximately $611,000, representing the present value of the rent reimbursement, was treated as a reduction of the purchase price.

The Windward acquisition has been accounted for as a purchase business combination. The condensed consolidated financial statements include the results of operations of Windward since the date of acquisition. The total purchase price of approximately $12,234,000 (including liabilities of $191,000, acquisition costs of $200,000, and released shares from escrow of $204,000) was assigned to the fair value of net assets acquired, including the following (in thousands):

Tangible assets acquired, net..............   $      406
Existing contracts.........................          200
Acquired workforce-in-place................        1,281
Goodwill...................................       10,347
                                              ----------
                                              $   12,234
                                              ==========

The intangible assets acquired are being amortized using the straight-line method over the estimated useful life of the assets. The estimated useful life of the existing contracts is the remaining term of the respective contracts ranging from one to four months. The useful life of the acquired workforce-in-place and goodwill is estimated to be 18 months and 5 years, respectively.

The following unaudited pro-forma  consolidated  financial  information reflects the results of operations for the three and nine months ended April 30, 2001 and
2000, as if the acquisition of Windward had occurred on August 1, 1999 and after giving effect to purchase accounting adjustments.  These pro- forma results have been prepared for comparative  purposes only and do not purport to be indicative of what  operating  results would have been had the  acquisition  actually taken place on August 1, 1999.  In  addition,  these  results are not intended to be a projection  of future  results and do not reflect  any  synergies  that might be achieved from the combined operations.
                                                   Three Months Ended      Nine Months Ended
                                                        April 30,               April 30,
                                                 --------------------- -----------------------
                                                    2001        2000        2001       2000
                                                 ---------- ---------- ------------ ----------
                                                     (In thousands, except per share data)
Pro-forma revenue ............................   $ 10,345    $  9,949    $ 33,192    $ 28,042
Pro-forma net loss ...........................   $ (9,274)   $(12,222)   $(22,202)   $(24,495)
Pro-forma basic and diluted net loss per share   $  (0.21)   $  (0.30)   $  (0.51)   $  (0.72)

SwiftTouch Corporation

In November 2000, the Company signed and closed an asset purchase agreement to acquire certain intellectual property and other assets of SwiftTouch Corporation (SwiftTouch) of Bedford, Massachusetts, a provider of Web-based Universal Access Solutions. Under the terms of the asset purchase agreement, the Company paid $320,000 in cash and issued 100,000 shares of the Company's common stock, 12,000 of which were held in escrow to be released in fiscal 2002. The shares were valued at approximately $1,368,000, using the average price of the Company's common stock, net of a 2.5% discount, for the period ended around the date of acquisition.

The SwiftTouch acquisition has been accounted for as a purchase business combination. The condensed consolidated financial statements include the results of operations of SwiftTouch since the date of acquisition. The total purchase price of approximately $1,688,000 was assigned to the fair value of the assets acquired, including the following (in thousands):

Tangible assets acquired...................    $      20
Developed technology.......................        1,518
Acquired workforce-in-place................           50
Goodwill...................................          100
                                               ---------
                                               $   1,688
                                               =========

The intangible assets acquired are being amortized using the straight-line method over the estimated useful life of the assets ranging from 18 months to 5 years.


Note 11  Business Segments

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

Revenue information by geographic region is as follows:
                                                                Three Months Ended                    Nine Months Ended
                                                                     April 30,                            April 30,
                                                           -------------------------------    --------------------------------
                                                                2001              2000               2001           2000
                                                           -------------- ----------------    --------------- ----------------
                                                                                      (In thousands)
 North America.........................................      $   8,303        $    6,024        $  24,353       $  15,552
 Japan..................................................         1,042             1,695            4,212           5,198
 Other International....................................         1,000               295            3,014           1,037
                                                             ---------        ----------        ---------       ---------
   Total revenue........................................     $  10,345        $    8,014        $  31,579       $  21,787
                                                             =========        ==========        =========       =========

Substantially all of the Company's long-lived assets are in the United States.

Revenue information by product family is as follows:
                                                                 Three Months Ended                   Nine Months Ended
                                                                      April 30,                            April 30,
                                                         ------------------------------------ -------------------------------------
                                                                2001               2000              2001                2000
                                                         -----------------  ----------------- ------------------  -----------------
                                                                                      (In thousands)
 Notebook royalty revenues.............................. $       388         $    1,209        $    1,748          $    3,942
 Enterprise.............................................       4,467              3,658            14,698               9,864
 MAP....................................................       3,354              2,198             9,807               5,806
 Service................................................       2,136                949             5,326               2,175
                                                         -----------------  ----------------- -------------------------------------
   Total revenue........................................ $    10,345         $    8,014         $  31,579           $  21,787
                                                         =================  ================= =====================================

Note 12  Stock Option Cancellation/Regrant

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

Holders of options exercisable for approximately 3,358,000 shares with exercise prices of $15 or greater were given the opportunity to cancel their options and holders of options exercisable for approximately 2,694,000 million shares, net of the effect of recent terminations, elected to cancel their options. The cancelled options had exercise prices ranging from $18.31 to $83.50, with a weighted average exercise price of $31.93. The cancelled options had been granted under the Puma Technology, Inc. Amended and Restated 1993 Plan, NetMind Technologies, Inc. 1997 Stock Plan and the Puma Technology, Inc. 2000 Supplemental Stock Option Plan.

In connection with the regrant, the Company expects to incur a stock compensation charge upon the reissuance of the options in the amount equal to the 15% difference between the exercise price of the new options and the market value of the underlying shares at July 30, 2001. The portion of the charge relating to options that are deemed vested as of July 31, 2001 will be expensed in the fourth quarter of fiscal 2001. The rest of the charge will be amortized over the remaining vesting period. In addition, stock compensation charges for 4,000 of the new options are expected to be subject to variable plan accounting until their expiration or exercise.

Note 13  Commitment

On March 29, 2001, the Company entered into another loan and security agreement with a commercial bank under which it can borrow up to $10 million. The loan and security agreement matures in March 2002. Borrowings under the agreement bear interest at a rate equal to the prime rate or LIBOR as selected by the Company and are secured by cash deposits, receivables, inventories, equipment, and intangibles. The loan and security agreement contains covenants requiring the Company to maintain a minimum level of tangible net worth and meet a certain quick ratio. The agreement also contains certain restrictive covenants
including   but not  limited to  limitations  on  indebtedness,  limitations  on didvidends and other restrictions on payments (including repurchases of our common stock), limitations on transactions with affiliates, limitations on liens, limitations on disposition of proceeds of asset sales, and limitations on investments and mergers, among others. At April 30, 2001, there were no outstanding borrowings under the agreement.

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


Management's discussion and analysis includes:

   o     Business overview.

   o A comparison of our results of operations in the three and nine months ended April 30, 2001 with the results in the corresponding period in fiscal 2000.

   o     A discussion of our operating liquidity and capital resources.

   o     A discussion of factors that may affect our future operating results.


Business Overview

Pumatech, Inc. (Pumatech or the Company) was incorporated in California in August 1993 and reincorporated in Delaware in November 1996 under the name Puma Technology, Inc. We develop, market and support synchronization, change detection/notification, and Web rendering/browsing software that enables consumers, mobile professionals and information technology officers to harness the full capabilities of handheld organizers/computers, Web-enabled-cellular phones, pagers and other wireless/wireline personal communications platforms. We provide a mobile solution that addresses several scenarios for synchronization, complete customization of device-based applications, centralized backup, security, information flow control, notification, e-commerce and browsing of intranet and Internet-based information. Our software is designed to improve the productivity of business professionals and corporations who are increasingly relying on mobile computing devices to address their growing needs for accessible, up-to-date information, whether in or out of the office. Our product families, which include Intellisync(R), Intellisync Anywhere(R), Satellite
Forms(R), Browse-it(TM), Mind-it(TM) and Sync-it(TM) software, are designed to connect mobile devices to essential information anytime, anywhere. The Intellisync platform lets users synchronize the critical connection between both wired and wireless handheld devices and the vast stores of information found in corporate databases, the Internet and individuals' PC applications. Intellisync Anywhere keeps users current with remote and

LAN-based data synchronization between groupware servers and handheld devices. Satellite Forms provides the tools needed to create custom applications for Palm OS(R) handheld devices and the ability to integrate those applications with desktop or network databases. Browse-it enables users to view Web pages online or offline on their Palm OS handhelds in a secure, conventional and quick manner. Mind-it technology provides user-driven personalization, enabling users to track specific Web information and be notified when that information changes. Based on our Intellisync synchronization software, Sync-it solution allows users to perform true, multi-point, Web-based synchronization of calendar, e-mail, contacts, and tasks between their Palm OS handheld and their home PC, work PC, and Internet PIM (Personal Information Management), using a network, dial-up, or wireless connection to the Internet.

Browse-it, Mind-it and Sync-it form the essential components of our Mobile Application Platform (MAP) offering. MAP is the common server platform on which we are building our new mobile and wireless solutions. Designed for maximum scalability and performance, MAP empowers both Internet access and wireless access to mobile devices. This differs markedly from the PC-centric connectivity solutions that enable Internet access only while tethered to a PC. MAP will provide ubiquitous access to mobile devices over both wired and wireless media, and will not require the PC to act as a gateway to the network. MAP is deployed inside the firewalls of major corporations. In addition, MAP is hosted in the public Internet space through our Intellisync.comSM Web service.

We license our software products directly to enterprise corporations, original equipment manufacturers (OEMs) and business development organizations worldwide. In addition, we sell our retail products through several distribution channels both domestically and internationally, including major distributors, resellers, computer dealers, retailers and mail-order companies. Internationally, we are represented by over 20 distributors and resellers in Africa, Asia, Australia, Canada, Europe, New Zealand, and South America.

Many of our customers have been successful in implementing our various technology initiatives without further technical service provision. However, we believe that building up a strong relationship with our customers, as well as future growth in our product sales, depends on our ability to provide them with adequate support, training and consulting when necessary. We therefore remain committed to continuously improving the various services we offer to our customers, which include providing contract support services upon the purchase or use of our products and performing non-recurring engineering service projects for software development. To implement this commitment, we have established an in-house professional services organization. Created in July 2000 with the acquisition of Dry Creek Software (Dry Creek), our professional services organization provides business application experience, technical expertise and product knowledge to complement our MAP infrastructure and to provide solutions to customers' business requirements. The major types of services provided include software consulting, integration and hosting services which allow more rapid and customer-unique end-to-end deployments. Our acquisition in October 2000 of certain assets and liabilities of The Windward Group (Windward) including our hiring of approximately 40 employees from Windward, represented a threefold expansion of our professional services organization, which now focuses on delivering customized solutions based on our MAP infrastructure to target customers such as wireless carriers, ISPs, Web portals and corporate enterprises.

In October 2000, we signed and closed an asset purchase agreement with Vanteon Corporation (Vanteon), of Rochester, New York to acquire selective assets and assume cetain liabilities of Windward, a wholly owned subsidiary of Vanteon headquartered in Los Gatos, California. Windward is a professional services company specializing in creating consumer and enterprise solutions that combine mobile, wireless, desktop, Internet and database technology. Also on November 7, 2000, we signed and closed a definitive agreement to acquire certain intellectual property and other assets of SwiftTouch Corporation (SwiftTouch) of Bedford, Massachusetts, a provider of Web-based Universal Access Solutions. Both transactions were accounted for as a purchase. See Note 10 of the notes to the unaudited condensed consolidated financial statements for more information on the acquisitions.

During the three months ended April 30, 2001, the Company implemented a cost reduction plan. The Company's primary cost reduction initiatives included a reduction in workforce and facilities consolidation as described under "Severance and Facilities" within the "Results of Operations" section below:

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of revenue for the periods indicated:
                                                              Three Months Ended  Nine Months Ended
                                                                  April 30,          April 30,
                                                              ------------------  -----------------
                                                                2001     2000      2001      2000
                                                              -------- ---------  -------- --------
Revenue
   License ..............................................      79.4%     88.2%     83.1%     90.0%
   Services .............................................      20.6      11.8      16.9      10.0
                                                              -------- ---------  -------- --------
        Total revenue ...................................     100.0     100.0     100.0     100.0
                                                              -------- ---------  -------- --------
Cost and operating expenses:
   Cost of revenue ......................................      27.8      11.0      23.2      11.6
   Research and development .............................      58.9      61.1      59.2      53.7
   Sales and marketing ..................................      55.1      59.8      52.0      53.3
   General and administrative ...........................      16.6      18.2      14.8      17.3
   In-process research and development ..................        --        --        --      19.4
   Amortization of intangibles ..........................      20.9      10.3      18.5       7.9
   Merger costs .........................................        --      78.9        --      29.0
   Severance and facilities costs .......................       5.6        --       1.9        --
                                                              -------- ---------  -------- --------
       Total cost and operating expenses ................     184.9     239.3     169.6     192.2
                                                              -------- ---------  -------- --------
Operating loss ..........................................     (84.9)   (139.3)    (69.6)    (92.2)
Other income, net .......................................       7.4      16.3       8.3      16.3
Other-than-temporary impairment of direct investments ...     (11.4)       --      (3.7)       --
                                                              -------- ---------  -------- --------
Loss before income taxes ................................     (88.9)   (123.0)    (65.0)    (75.9)
Provision for income taxes ..............................      (0.8)     (2.0)     (0.9)     (2.4)
                                                              -------- ---------  -------- --------
Net loss ................................................     (89.7)   (125.0)    (65.9)    (78.3)
Accretion of mandatorily redeemable convertible preferred
   stock to redemption value ............................        --      (7.2)       --     (17.8)
                                                              -------- ---------  -------- --------
Net loss attributable to common stockholders ............     (89.7)%  (132.2)%   (65.9)%   (96.1)%
                                                              ======== =========  ======== ========

Revenue. We derive revenue from two primary sources: software licenses and fees for service. Revenue in the three and nine months ended April 30, 2001 was $10,345,000 and $31,579,000, respectively, compared to $8,014,000 and
$21,787,000, respectively, for the corresponding periods in fiscal 2000. The 29% and 45% revenue growth in the three and nine months ended April 30, 2001, respectively, resulted from higher revenues from our MAP licensing, Enterprise products, and services. This increase in revenue more than offset the decline in our legacy notebook business--Intellisync for Notebook and TranXit(R) product royalty revenue. Revenue in the three and nine months ended April 30, 2001 from our core business, excluding all revenue from our legacy notebook business, increased 46% to $9,957,000 and 67% to $29,831,000, respectively, compared to $6,805,000 and $17,845,000, respectively, for the corresponding periods in fiscal 2000.

OEM revenue continues to represent a significant portion of our revenue. OEM revenue in the three and nine months ended April 30, 2001, was $2,251,000, or 22% of revenue, and $7,750,000, or 25% of revenue, respectively, compared to $3,288,000, or 41% of revenue, and $9,320,000, or 43% of revenue, respectively, in the corresponding periods in fiscal 2000. The decrease in OEM revenue was primarily due to the decline in Intellisync for Notebook and TranXit product royalty revenue, partially offset by an increase in platform licensing of Software Development Kits (SDK). No customer accounted for more than 10% of total revenue in the three and nine months ended April 30, 2001 and 2000. Although several OEMs agreements contain contractual minimum purchase obligations, there can be no assurance that any particular OEM will satisfy such obligation. In addition, we believe that the percentage of revenue derived from OEMs may fluctuate in future periods since the revenue associated with the distribution channels we use both domestically and internationally for our existing and future products are subject to change. Further, we expect the notebook and PC OEM portion of this revenue to continue to decrease as a percentage of our overall revenue throughout fiscal 2001.

International revenue continues to represent a significant portion of our revenue. International revenue in the three and nine months ended April 30, 2001, was $2,310,000, or 22% of revenue, and $8,067,000, or 26% of revenue, respectively, compared to $2,040,000, or 25% of revenue, and $6,494,000, or 30% of revenue, respectively, in the corresponding periods in fiscal 2000. Our international revenue in absolute terms increased for the three and nine months ended April 30, 2001 due to our continued efforts to expand our international presence and sales efforts. This increase was partially offset by lower international notebook and PC OEM royalties. International revenue decreased as a percentage of total revenue due to the substantial increase in our U.S. revenue. We expect, however, our international revenue to continue to increase in absolute dollars in future periods as we continue to expand our operations worldwide, particularly in Europe. We believe that continued growth would require further expansion in international markets. We have utilized and will continue to utilize substantial resources to expand existing and establish additional international operations. International revenue may be subject to certain risks not normally encountered in domestic operations, including exposure to tariffs, various trade regulations and fluctuations in currency exchange rates. See "Factors That May Affect Future Operating Results."

     o License Revenue. License revenue is earned from the sale and use of software products and royalty agreements with OEMs. License revenue in the three and nine months ended April 30, 2001 increased 16% to $8,209,000 and 34% to $26,253,000, respectively, compared to $7,065,000 and $19,612,000, respectively, for the corresponding periods in fiscal 2000. The increase in license revenues reflected an increase in revenues of MAP products and Enterprise products, primarily Intellisync, Satellite Forms and Intellisync Anywhere. This increase was offset by declining revenue received for our legacy notebook business--the Intellisync for Notebook and TranXit products. Revenue from our Enterprise products increased due to the market's continued widespread adoption of our Enterprise product offerings. MAP revenue increased due to an increase in the number of licensing arrangements entered into by the Company during the first three quarters of fiscal 2001. Notebook revenue decreased as its revenue stream has matured and as we continue to deemphasize the resources and effort associated with this revenue segment. Accordingly, we expect that our legacy notebook business revenue in subsequent quarters will be flat or moderately lower.

     o Service Revenue. Service revenue is derived from fees for services, including time and materials for professional services, non-recurring engineering service projects for software development, amortization of maintenance contract programs, hosting and advertising fees. Service revenue in the three and nine months ended April 30, 2001 increased 125% to $2,136,000 and 145% to $5,326,000, respectively, compared to
         $949,000 and $2,175,000, respectively, for the corresponding periods in fiscal 2000. The increase in service revenue was brought about primarily by increased personnel in our professional services organization primarily as a result of our acquisitions of Dry Creek and Windward. The increase was also due to an increase in maintenance contract programs. This increase was partially offset by a decrease in advertising fees and in revenue resulting from fewer non-recurring engineering service projects.

Deferred revenue was $3,850,000 and $6,372,000 at April 30, 2001 and July 31, 2000, respectively. The 40% decrease in deferred revenue was primarily attributable to the recognition of revenue on certain license contracts related to our MAP components, Intellisync Gold and Intellisync Anywhere products.

The United States economy has experienced a rapid and increasingly severe downturn during the first three quarters of fiscal 2001 which has had an adverse effect on demand for our products. While we expect this economic downturn to continue well into the fourth quarter of fiscal 2001, there can be no certainty as to the severity or duration of this downturn. We also cannot predict the extent and timing, if any, of the impact of the economic downturn in the United States on economies in other countries and geographic regions in which we conduct business. If the economic conditions in the United States continue or worsen or if wider or global economic slowdowns occur, the demand for our products and services may be reduced. Not only may these economic slowdowns reduce our customers' and prospects' budgets for our products and services, but also they may adversely affect our customers' ability to pay for our products and services. Accordingly, these economic slowdowns may have a material adverse impact on our business, operating results and financial condition.

Cost of Revenue. Cost of revenue consists of license costs and service costs. License costs include product packaging costs including product media and duplication, manuals, packing supplies, shipping expenses and in certain instances, royalties paid to third-party vendors. Service costs include personnel related costs associated with work performed under professional services contracts, non-recurring engineering agreements and hosting costs for online services associated with the hosting of MAP to both partners and end users via Intellisync.com. Hosting costs include expenses related to bandwidth for hosting, tape backup, security and storage, third-party fees and internal personnel costs associated with logistics and operational support of the hosting services and depreciation of computer equipment associated with the hosting service.

In general, license costs are a far smaller percentage of license revenue than service costs, which have a much higher cost structure as a percentage of service revenue. Additionally, license costs tend to be variable based on license revenue volumes where service costs tend to be fixed within certain service revenue volume ranges. We would expect that an increase in service revenue as a percentage of our total revenue would generate lower overall gross margins as a percentage of total revenue. Also, given the high amount of fixed costs associated with the professional services and online services, inability to generate revenue sufficient to absorb these fixed costs could lead to negative service margins.

Cost of revenue in the three and nine months ended April 30, 2001, was $2,873,000, or 28% of revenue, and $7,332,000, or 23% of revenue, respectively, compared to $882,000, or 11% of revenue, and $2,524,000, or 12% of revenue, respectively, in the corresponding periods in fiscal 2000. The increase in cost of revenue in absolute dollars and as a percentage of revenue was primarily due to an increase in service costs due to increased headcount in our online services and professional services organization and increased hosting costs associated with our online service offerings.

Research and Development. Research and development expenses consist primarily of salaries and other related expenses, including non-cash stock compensation, for research and development personnel, quality assurance personnel, product localization, fees to outside contractors and the cost of facilities and depreciation of capital equipment. We invest in research and development both for new products and to provide continuing enhancements to existing products. Research and development expenses in the three and nine months ended April 30, 2001, were $6,090,000, or 59% of revenue, and $18,675,000, or 59% of revenue, respectively, compared to $4,897,000, or 61% of revenue, and $11,693,000, or 54% of revenue, respectively, in the corresponding periods in fiscal 2000. The increase in absolute research and development spending was primarily due to increased personnel that we acquired in connection with our recent acquisitions, planned higher spending for the integration of various MAP technologies on a common, modular platform, and increased costs associated with the production launch of Intellisync.com.

We believe that the cost reduction plan we implemented in the third quarter of fiscal 2001, which included resizing of our engineering organization and reducing discretionary expenses, will have a fairly significant impact on our operating expense structure, primarily in research and development, moving forward. We expect absolute spending in research and development to decrease in the fourth quarter of fiscal 2001 from the $6,090,000 reported in the third quarter of fiscal 2001 as a result of the reduction in workforce.

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

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, promotional expenses and other related expenses, including non-cash stock compensation, of sales, marketing and technical support personnel. Sales and marketing expenses in the three and nine months ended April 30, 2001, were $5,702,000, or 55% of revenue, and $16,418,000, or 52% of revenue, respectively, compared to $4,794,000, or 60% of revenue, and $11,617,000, or 53% of revenue, respectively, in the corresponding periods in fiscal 2000. Sales and marketing expenses increased in absolute terms primarily due to an increase in sales personnel to expand our US and international sales and business development organizations, and an increase in corporate marketing resources, corporate branding and marketing headcount for our online services group. Sales and marketing expenses decreased, however, as a percentage of total revenue due to overall revenue growth. We expect that sales and marketing expenses will continue to increase in absolute dollars throughout the remainder of fiscal 2001 as we continue to expand our direct sales force, particularly in Europe, and as we selectively invest in demand generation programs for existing products and formally launch Intellisync.com.

General and Administrative. General and administrative expenses consist primarily of salaries and other related expenses, including non-cash stock compensation, of administrative, executive and financial personnel and other outside professional fees. General and administrative expenses in the three and nine months ended April 30, 2001, were $1,720,000, or 17% of revenue, and $4,685,000, or 15% of revenue, respectively, compared to $1,458,000, or 18% of revenue, and $3,765,000, or 17% of revenue, respectively, in the corresponding periods in fiscal 2000. The increase in absolute general and administrative spending was primarily due to an increased provision for bad debts allowance and, to a much lesser extent, the addition of personnel and increased fees for professional services, such as legal, accounting, and other consulting services, to support the expansion of our infrastructure, and the consolidation and assimilation of the ProxiNet, Inc. (ProxiNet), NetMind Technologies (NetMind), Dry Creek, Windward and SwiftTouch businesses.

Non-Cash Stock Compensation. Non-cash stock compensation, included in each appropriate operating expense category, relates to stock options that were deemed to have been granted at a price below market value. These charges are amortized on a straight-line basis over the vesting period of the options. The aggregate non-cash stock compensation charge, net of the effect of terminations, in the three and nine months ended April 30, 2001 was $292,000 and $733,000, respectively, compared to $465,000 and $1,326,000, respectively, in the corresponding periods in fiscal 2000. The non-cash compensation expense in the three and nine months ended April 30, 2001 and 2000 relates to options that were granted by NetMind prior to our acquisition of NetMind. The aggregate amortization expense is expected to be approximately $1,837,000, $839,000 and $765,000 in fiscal 2001, 2002 and 2003, respectively, which includes estimated charges of approximately $832,000, $430,000, and $430,000, respectively, associated with the stock option regrant program taking place at July 2001 as discussed below. Future amortization expense would be reduced if any employee terminates employment prior to the expiration of the option vesting period.

In connection with the stock option regrant program, we expect to incur a stock compensation charge upon the reissuance of the options in the amount equal to the 15% difference between the exercise price of the new options and the market value of the underlying shares at July 30, 2001. The portion of the charge relating to options that are deemed vested as of July 31, 2001 will be expensed in the fourth quarter of fiscal 2001. The rest of the charge will be amortized over the remaining vesting period. In addition, stock compensation charges for 4,000 of the new options are expected to be subject to variable plan accounting until their expiration or exercise. See Note 12 of the notes to the unaudited condensed consolidated financial statements for more information on the regrant program.

Purchased In-Process Research and Development. We expensed purchased in-process research and development costs of $4,218,000 as a result of the ProxiNet acquisition in the first quarter of fiscal 2000.

The ProxiNet acquisition has been accounted for as a purchase. The total purchase price of approximately $17,384,000 (including liabilities of $2,070,000), was assigned to the fair value of the assets acquired, including $676,000 to tangible assets acquired, $3,378,000 to identified intangible assets, $4,218,000 to in-process research and development, and $9,112,000 to goodwill. The in-process research and development was expensed at the acquisition date. The value assigned to this acquired in-process research and development was determined by identifying research projects in areas for which technological feasibility had not been established as of the acquisition date. These include projects for ProxiWare(TM) and ProxiWeb(TM) technology. The value was determined by estimating the revenue contribution and the percentage of completion of each of these projects. The projects were deemed to be 55% complete on the date of acquisition. The net cash flows were then discounted utilizing a weighted average cost of capital of 27.5%, which, among other related assumptions (discussed below), we believe to be fairly accurate. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates described above. Revenues were projected to be generated in fiscal 2000 for the products in development at the acquisition date.

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

Amortization of Intangibles. Amortization of acquired intangibles in the three and nine months ended April 30, 2001, was $2,157,000, or 21% of revenue, and $5,853,000, or 19% of revenue, respectively, compared to $824,000, or 10% of revenue, and $1,733,000, or 8% of revenue, respectively, in the corresponding periods in fiscal 2000. The increase in amortization of intangibles resulted from our acquisitions of SwiftTouch and Windward in fiscal 2001 and Dry Creek and ProxiNet in fiscal 2000.

Merger Costs. During the quarter ended April 30, 2000, we incurred $6,322,000 in acquisition costs for the transaction with NetMind. These costs included direct transaction costs primarily for financial advisory services and professional services costs associated with the merger.

Severance and Facilities Costs. We incurred total charges of $583,000 associated with the cost reduction plan implemented during the quarter ended April 30, 2001. Our cost reduction initiatives included a reduction in workforce, representing a reduction of approximately 20% of our then total workforce. The associated severance costs incurred were approximately $181,000. We also incurred additional restructuring charges aggregating $402,000 for consolidating facilities with space located in Santa Cruz, California and Nashua, New Hampshire. The costs of consolidating facilities include $174,000 of future lease payments and $228,000 for accelerated depreciation of property and equipment, which consisted primarily of leasehold improvements, office equipment and furniture and fixtures, to be disposed or removed from operations.

A summary of the  severance  and  facilities  costs is  outlined  as follows (in thousands):
                                             Total     Noncash      Cash      Accrued Liabilities
                                            Charges    Charges     Payments    at April 30, 2001
                                           --------- ----------- ------------ -------------------
Workforce reduction.....................     $ 181      $   -       $ 181          $   -
Consolidation of excess facilities......       402        402           -            402
                                           --------- ----------- ------------ -------------------
Total...................................     $ 583      $ 402       $ 181          $ 402
                                           ========= =========== ============ ===================

Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through November 2001.

Other Income, Net. Other income, net, represents interest earned on cash and short-term investments and realized gains on miscellaneous investments, offset by interest expense on long-term debt and capitalized leases and miscellaneous bank fees and charges. Other income, net, in the three and nine months ended April 30, 2001 of $766,000 and $2,617,000, respectively, consisted primarily of interest earned on cash and short term investments, offset by realized losses of $103,000 and $300,000, respectively, from the sale of PG&E commercial paper. Other income, net, in the three and nine months ended April 30, 2000 of $1,309,000 and $3,549,000, respectively, consisted primarily of interest earned on cash and short term investments and realized gains of $634,000 and $2,221,000, respectively, from the sales of Amazon.com securities.

Other-Than-Temporary Impairment of Direct Investments. As of the end of the third quarter of fiscal 2001, we concluded that the investments associated with our direct investments -- YadaYada, Inc., If & Then, Inc., and PulseMD Corporation were impaired as such investments were deemed not to be recoverable. These investments were fully impaired due to changes in capital structure impacting our investment preferences, thin capitalization, dilution due to dramatic declines in valuations and overall lack of persuasive evidence that would indicate a future ability or intent of these entities that would support the carrying value of our investments. As a result, we recorded impairment charges aggregating $1,180,000 for the three and nine months ended April 30, 2001.


Provision for Income Taxes. The provision for income taxes primarily represents foreign withholding taxes on royalties earned from certain foreign customers. Provision for income taxes in the three and nine months ended April 30, 2001 was $80,000 and $298,000, respectively, compared to $159,000 and $517,000, respectively, in the corresponding periods of fiscal 2000.

Accretion of Mandatorily Redeemable Convertible Preferred Stock to Redemption Value. During fiscal 1999, NetMind issued approximately 4 million shares of Series B Preferred Stock which converted into approximately 3.4 million shares of Pumatech common stock upon completion of the NetMind merger in February 2000. Under the terms of the original issuance, the Series B shares were redeemable in September 2003 and 2004, at the higher of their original issue price or the fair value of the stock at the dates of redemption. The difference between the issuance price and the fair value of the Series B stock was accreted by NetMind. Such accretion aggregated to $577,000 and $3,877,000 in the three and nine months ended April 30, 2000.

Liquidity and Capital Resources

We ended the third quarter of fiscal 2001 with $53.0 million in cash, cash equivalents and short-term investments. Cash and cash equivalents decreased by $26.1 million during the first three quarters of fiscal 2001 to $28.4 million at April 30, 2001. Short-term investments decreased by $6.2 million to $24.6 million during the same period.

Net cash used in operations of $15.5 million during the nine months ended April 30, 2001, was comprised of the net loss adjusted for non-cash items of $9.6 million and net change in operating assets and liabilities of $5.9 million. Net cash used in operations of $13.9 million during the nine months ended April 30, 2000, was comprised of the net loss adjusted for non-cash items of $9.9 million and net change in operating assets and liabilities of $4.0 million.

Net cash used in investing activities of $11.9 million during the nine months ended April 30, 2001, resulted from $12.6 million of cash paid for the asset purchases of Windward and SwiftTouch, $4.3 million for capital expenditures and $1.1 million for other long-term investments, partially offset by net sales of short term investments of $6.1 million. Net cash provided by investing activities of $1.2 million during the nine months ended April 30, 2000 was primarily for net sales of short-term investments of $3.4 million, partially offset by capital expenditures of $2.2 million.

Net cash provided by financing activities of $1.3 million during the nine months ended April 30, 2001 resulted primarily from $1.7 million of proceeds from issuance of common stock, partially offset by $0.2 million of principal repayments on notes payable and $0.2 million of loan to a related party. Net cash provided by financing activities of $77.8 million during the nine months ended April 30, 2000, resulted from $78.3 million of proceeds primarily from a private placement in March 2000 and $0.3 million of proceeds from line of credit, partially offset by $0.8 million of payments made to settle acquired liabilities.

On March 29, 2001, we entered into a loan and security agreement with a bank under which we can borrow up to $10 million. The loan and security agreement matures in March 2002. Borrowings under the agreement bear interest at a rate equal to the prime rate or LIBOR as selected by the Company and are secured by cash deposits, receivables, inventories, equipment, and intangibles. The loan and security agreement contains covenants requiring that we maintain a minimum level of tangible net worth and meet a certain quick ratio. The agreement also contains certain restrictive covenants including but not limited to limitations on indebtedness, limitations on dividends and other restrictions on payments (including repurchases of our common stock), limitations on transactions with affiliates, limitations on liens, limitations on disposition of proceeds of asset sales, and limitations on investments and mergers, among others. At April 30, 2001, there were no outstanding borrowings under the agreement.

We also maintain another loan and security agreement that provides a $1,000,000 revolving credit line and a $750,000 equipment line. Borrowings under the revolving credit line bear interest at a per annum rate equal to the prime rate plus one half of one percent. Borrowings under the equipment line bear interest at a per annum rate equal to the prime rate plus one percent. Equipment acquired is pledged as collateral. The loan and security agreement contains covenants requiring that we maintain a minimum level of equity and meet certain quick and liquidity ratios. The agreement also contains certain restrictive covenants including but not limited to limitations on indebtedness, limitations on dividends and other restricted payments (including repurchases of our common stock), limitations on transactions with affiliates, limitations on liens and limitations on disposition of proceeds of asset sales, among others. We are currently in compliance with all of the aforementioned covenant obligations. At April 30, 2001, $367,000 was outstanding on the equipment line and we had no outstanding balance drawn on the revolving credit line.

In October 2000, in connection with our acquisition of Windward, we used $12,250,000 of cash and issued 171,026 shares of Pumatech common stock to Vanteon Corporation. For additional information regarding the acquisition, refer to Note 10 of the notes to unaudited condensed consolidated financial statements.

In November 2000, in connection with our acquisition of certain assets of SwiftTouch, we used $320,000 of cash and issued 100,000 shares of Pumatech common stock. For additional information regarding the acquisition, refer to
Note 10 of the notes to unaudited condensed consolidated financial statements.

In April 2001, in connection with the implementation of our cost reduction plan, we used $181,000 of cash for severance costs associated with the reduction in our workforce. For additional information regarding the cost reduction plan, refer to Note 6 of the notes to unaudited condensed consolidated financial statements.

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

We are exposed to recent unfavorable economic conditions.

The United States has seen a rapid and increasingly severe downturn during the first three quarters of fiscal 2001. While we expect this economic downturn to continue well into the fourth quarter of fiscal 2001, there can be no certainty as to the severity or duration of this downturn. We also cannot predict the extent and timing, if any, of the impact of economic downturn in the United States on economies in other countries and geographic regions in which we conduct business. If the economic conditions in the United States continue or worsen or if wider or global economic slowdowns occur, the demand for our products and services may be reduced. Not only may these economic slowdowns reduce our customers' and prospects' budgets for our products and services, but also they may adversely affect our customers' ability to pay for our products and services. Accordingly, these economic slowdowns may have a material adverse impact on our business, operating results and financial conditions.

We derive a portion of our revenue from a number of thinly capitalized and early-stage customers such as dot-com companies.

We have derived, and believe that we will continue to derive, a portion of our revenues from small and early-stage companies including dot-coms. Recently, many of these dot-com and other small companies have been closing down their operations. As a result of such failures, many similarly situated customers and potential customers may be experiencing difficulty in their capital raising activities and may not be able to continue operations. The composition of our customer base exposes us to additional risks, including longer payment cycles and collection problems. We have implemented policies and procedures to identify and mitigate our exposure to such risks, but allure of these thinly capitalized companies to be successful in their operations could have a material adverse effect on our business, results of operations and financial condition.

The recent economic downturn may severely affect a number of our thinly capitalized customers, as well as vendors, which may subsequently harm our business and results of operations.

Economic downturns could cause our thinly capitalized customers to reduce their IT spending or cease their investment in products, services and technologies such as those we provide. Any decrease in the demand for our products and services could adversely affect our operating results and financial condition. Our operating results and financial condition may also be adversely affected by difficulties we may encounter in collecting our accounts receivable and maintaining our profit margins during an economic downturn.

Economic downturns may also affect our various vendors on which we rely for certain integral services used to support our operations. Our operating results and financial condition may be adversely affected in the event that a vendor were to experience financial or operational difficulties that resulted in a reduction or interruption in services it provides us.

The failure of the market for mobile devices to develop as expected would harm our revenues.

The emergence of markets for our software is critically dependent upon the rapid expansion of the market for mobile devices including personal digital assistants, handheld computers, smart phones, pagers and other mobile devices. This market has only recently emerged and is rapidly growing. This growth, however, may not continue. Any slowdown in the growth of adoption of mobile devices would likely reduce the demand for our software and services, causing our enterprise license and service revenues to fall.

Hosting our Mobile Application Platform on Intellisync.com may not be successful; and, if successful, may divert our attention from our existing product license business, which could result in lower revenue from such business.

In January 2001, Intellisync.com became available as a public web site. By the end of the third quarter of calendar year 2001, we intend to announce the fee structure for the premium services that we plan to offer on Intellisync.com service. An unsuccessful launch of Intellisync.com for the public may have a negative effect on our revenue and results of operations. Our customers may not choose to use MAP through Intellisync.com for their applications for a variety of reasons, including the actual or perceived reduction in security protections of mobile solutions hosted on the Internet; the possible reluctance to be dependent on a third party to host important information and infrastructure and to perform basic support and other functions; and the possible inability of MAP to be able to support many users in an enterprise-wide environment. Although we expect to derive a significant portion of our future revenue from our Intellisync.com subscription offering, we just recently have commercially introduced it and, therefore, do not have a proven expense and revenue model for it. Intellisync.com may not be commercially viable if our expense and revenue model is not acceptable to our customers. This would seriously harm our business, particularly if the failure of Intellisync.com and MAP to achieve market acceptance negatively affects sales of our other products and services. In addition, if our customers adopt the MAP offering through Intellisync.com, we may experience a decline in the growth of our existing product license business.

We may not achieve profitability if we are unable to maintain, improve and develop Intellisync.com. Our services will have to achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. As a result of the complexities inherent in synchronization of corporate ad other data over various wired and wireless platforms, new services and enhancements may require long development and testing periods. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new services or enhancements. Such new services and enhancements may not achieve market acceptance and we may not be able to recover the costs of development or attain profitability.

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

Since we just launched our Internet initiative, there is little information on which to evaluate our business and prospects as an Internet company. An investor in our common stock should consider the risks, expenses and difficulties that young companies frequently encounter in the new and rapidly evolving markets for Internet products and services. These risks to us include:

     o   our evolving new business model;

     o   our need and ability to manage growth; and

     o   rapid evolution of technology.

To address these risks and uncertainties, we must take several steps, including:

     o   creating and maintaining strategic relationships;

     o   expanding sales and marketing activities;

     o   integrating existing and acquired technologies;

     o   expanding our customer base and retaining key clients;

     o introducing and expanding new services, including our professional services organization;

     o managing rapidly growing operations, including new facilities and information technology infrastructure;

     o   competing in a highly competitive market; and

     o   attracting, retaining and motivating key employees.

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

The increased use of the Internet, wireless devices and mobile computing devices for retrieving, sharing and transferring information among businesses, consumers, suppliers and partners, and for Internet personalization services has only begun to develop in recent years. Our success will depend in large part on continued growth in the use of the Internet, wireless devices and mobile computing devices. Critical issues concerning the commercial use of the Internet, wireless devices and mobile computing devices, including security, reliability, cost, ease of access and use, quality of service, regulatory initiatives and necessary increases in bandwidth availability, remain unresolved and are likely to affect the development of the market for our services. The adoption of the Internet, wireless devices and mobile computing devices for information retrieval and exchange, commerce and communications generally will require the acceptance of a new medium of conducting business and exchanging information. Demand for and market acceptance of the Internet, wireless devices and mobile computing devices are subject to a high level of uncertainty and are dependent on a number of factors, including:

     o the growth in access to and market acceptance of new interactive technologies;

     o   emergence   of  a  viable   and   sustainable   market   for   Internet
         personalization services;

     o   the   development   of   technologies   that   facilitate   interactive
         communication between organizations; and

     o   increases in bandwidth for data transmission.

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

We are focusing on expanding into the mobile computing market, an unproven market. Accordingly, the size of this market cannot be accurately estimated and therefore we are unable to accurately determine the potential demand for our products and services. If our customer base does not expand or if there is not widespread acceptance of our products and services, our business and prospects will be harmed. We believe that our potential to grow and increase the market acceptance of our products depends principally on the following factors, some of which are beyond our control:

     o   the effectiveness of our marketing strategy and efforts;

     o   our product and service differentiation and quality;

     o   our ability to provide timely, effective customer support;

     o   our distribution and pricing strategies as compared to our competitors;

     o growth in the sales of handheld devices supported by our software and growth in wireless network capabilities to match end user demand and requirements;

     o   our industry reputation; and

     o general economic conditions such as downturns in the computer or software markets.

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

The market for our services is characterized by rapidly changing technology, evolving industry standards and frequent new service introductions. Our future success will depend to a substantial degree on our ability to offer services that incorporate leading technology, address the increasingly sophisticated and varied needs of our current and prospective customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. You should be aware that:

     o our technology or systems may become obsolete upon the introduction of alternative technologies;

     o we may not have sufficient resources to develop or acquire new technologies or to introduce new services capable of competing with future technologies or service offerings; and

     o the price of the services we provide is expected to decline as rapidly as the cost of any competitive alternatives.

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

Historically, we have made direct or indirect investments in privately held companies. Additionally, we entered into a commitment with a venture capital firm and invested in some of our strategic partners, both customers and vendors, that we believe have the potential to grow, and we may continue to make strategic investments in the future. There can be no assurance that these investments will bring us a return on investment. In addition, because the strategic investments tend to be in small, start-up technology companies, which are at risk for financial failure especially during an economic downturn, there is a greater risk that the investments might be impaired. For example, as of the end of the third quarter of fiscal 2001, we concluded that the investments associated with our direct investments -- YadaYada, If & Then, and PulseMD were impaired as such investments were deemed not to be recoverable. These investments were fully impaired due to poor historical financial performance, changes in capital structure impacting our investment preferences, thin capitalization, dilution due to dramatic declines in valuations and overall lack of persuasive evidence that would indicate a future ability or intent of these entities that would support the carrying value of our investments. As a result, we recorded impairment charges aggregating $1,180,000 for the three and nine months ended April 30, 2001. See Note 5 of the notes to the unaudited condensed consolidated financial statements for more details. Any impairment of such investments in the future could have a material adverse effect on our results of operations and financial condition.

Operating results may fluctuate significantly and may be difficult to predict.

Our operating results have fluctuated in the past, and with our Internet product initiative, the ProxiNet, NetMind and Dry Creek acquisitions and the Windward and SwiftTouch asset purchases, our operating results are likely to continue to fluctuate significantly. A number of factors, many of which are outside of our control, are likely to cause fluctuations in operating results, including, but not limited to:

     o   the demand for our products and services;

     o our success in developing new products and integrating acquired technologies;

     o   the timing of new product introductions by us and our competitors;

     o   market acceptance of our new and enhanced products and services;

     o market acceptance of handheld devices generally, and those supported by our products and services;

     o   the emergence of new industry standards;

     o   the timing of customer orders;

     o   the mix of products and services sold;

     o   product life cycles;

     o   competition;

     o   the mix of distribution channels employed;

     o   seasonal trends;

     o the timing and magnitude of our capital expenditures, including costs relating to the expansion of operations;

     o the evolving and unpredictable nature of the markets for our products and mobile computing devices generally;

     o the rate of growth of the Internet and the personal computer market in general; and

     o   general economic conditions.

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

Due to our ongoing efforts to expand into retail and reseller channels, we are focusing our efforts on licensing our server and personal applications to corporations and licensing our Software Development Kits (SDKs) to software developers and mobile computing device manufacturers. SDKs provide the complete solution for adding intelligent synchronization to enterprise applications, mobile devices and Web-based services. With intelligent synchronization, users can keep their critical information up-to-date and in sync across multiple applications and mobile devices. As a result, we expect that our notebook and PC OEM revenue will decrease as a percentage of our overall revenue. This new sales strategy has the following risks:

     o sales into these channels are harder to predict and may have lower margins than sales in other channels;

     o we have a very limited history in penetration and support for these channels;

     o the average transaction size and sales cycle vary significantly, making forecasting difficult;

     o   smaller transactions may have relatively higher administrative costs;

     o any significant deferral of purchases of our products by customers could jeopardize our operating results in any particular quarter;

     o to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected;

     o products that are accepted in the OEM market may not be readily accepted by corporations;

     o   we  may  incur   increased   costs   related   to  new   infrastructure
         requirements; and

     o planned marketing strategy may require significant expenditures but may not have immediate or future beneficial effect on sales.

Our gross margin on service revenue, particularly non-recurring engineering service and professional service revenue, is substantially lower than gross margin on license revenue. We have recently acquired Dry Creek and, in connection with the acquisition of assets from Windward, we hired a number of employees of Windward, which forms the basis of our professional service group, and, consequently, professional service revenue increased significantly in the last two quarters and we expect that it will continue to increase in future quarters. Until we are able to fully utilize all employees in the professional service group, our gross margin will continue to be low. Any increase in non-recurring engineering service and professional service revenue would have a corresponding increase in cost of revenue and would have an adverse effect on our gross margins as a percent of total revenue. We may also change prices or increase spending in response to competition or to pursue new market opportunities.

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

The success of our product and service offerings depends, in large part, on our ability to develop and maintain relationships with original equipment manufacturers and business development organizations that help distribute our products and promote our services. We depend on these relationships to:

     o   distribute our products to purchasers of mobile devices;

     o   increase usage of our MAP components;

     o   build brand awareness through product marketing; and

     o   cooperatively market our products and services.

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

The tracking of Internet-based information across the entire worldwide Web is a highly complex process. We and our customers have, from time to time, discovered errors and defects in our software. In the future, there may be additional errors and defects in our software that may adversely affect our products and services. If we are unable to efficiently fix errors or other problems that may be identified, we could experience:

     o   loss of or delay in revenue and loss of market share;

     o   loss of customers;

     o   failure to attract new customers or achieve market acceptance;

     o   diversion of development resources;

     o   loss of reputation and credibility;

     o   increased service costs; and

     o   legal actions by our customers.

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

We have in the past acquired or made investments in, and intend in the future to acquire or make investments in other complementary companies, products and technologies. We have acquired certain assets of Windward and SwiftTouch and acquired Dry Creek, NetMind, ProxiNet, SoftMagic Corporation, RealWorld Solutions, Inc. and IntelliLink Corporation. In the event of any future acquisitions or investments, we could:

     o issue stock that would dilute the ownership of our then existing stockholders;

     o   incur debt;

     o   assume liabilities;

     o face the Securities and Exchange Commission (SEC) challenges to the accounting treatment of these acquisitions which may result in changes to our financial statements and cause us to incur charges to earnings over time that we did not expect;

     o incur amortization expenses related to goodwill and other intangible assets; or

     o   incur large and immediate write-offs.

These acquisitions and investments also involve numerous risks, including:

     o problems integrating the operations, technologies or products purchased with those we already have;

     o   unanticipated costs and liabilities;

     o   diversion of management's attention from our core business;

     o adverse effects on existing business relationships with suppliers and customers;

     o risks associated with entering markets in which we have no or limited prior experience; and

     o potential loss of key employees, particularly those of the acquired organizations.

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

The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price is subject to wide fluctuations in response to a variety of factors including:

     o   quarterly variations in operating results;

     o   announcements of technological innovations;

     o   announcements of new software or services by us or our competitors;

     o   changes in financial estimates by securities analysts; or

     o   other events beyond our control.

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

Our international activities expose us to additional risks. International revenue, primarily from customers based in Japan, accounted for 26% of our revenue in the nine months ended April 30, 2001, 27% of revenue in fiscal 2000, and 40% of revenue in fiscal 1999. A key component of our strategy is to further expand our international activities. As we continue to expand internationally, we are increasingly subject to risks of doing business internationally, including:

     o   unexpected changes in regulatory requirements and tariffs;

     o export controls relating to encryption technology and other export restrictions;

     o   political and economic instability;

     o   difficulties in staffing and managing foreign operations;

     o   reduced protection for intellectual property rights in some countries;

     o   longer payment cycles;

     o   problems in collecting accounts receivable;

     o   potentially adverse tax consequences;

     o seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

     o fluctuations in currency exchange rates that may make our products more expensive to international customers;

     o gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations due to foreign currency denominated sales;

     o nonrefundable withholding taxes on royalty income from customers in certain countries, such as Japan and Taiwan; and

     o an adverse effect on our provision for income taxes based on the amount and mix of income from foreign customers; and

     o exposure to risk of non-payment by customers in foreign countries with highly inflationary economies.

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

To date,  the  majority  of our  customers  have paid for our  services  in U.S.
dollars. Through the first three quarters fiscal 2001 and for the fiscal years 2000 and 1999, costs denominated in foreign currencies were nominal and we had minimal foreign currency losses during those periods. However, we believe that in the future an increasing portion of our costs will be denominated in foreign currencies as we begin opening offices in Europe and other countries. Fluctuations in the value of the Yen, Euro or other foreign currencies may cause our business and prospects to suffer. We will also be exposed to increased risk of non-payment by our customers in foreign countries, especially those with highly inflationary economies. We currently do not engage in foreign exchange hedging activities and, although we have not yet experienced any material losses due to foreign currency fluctuation, our international revenues are currently subject to the risks of foreign currency fluctuations and such risks will increase as our international revenues increase.

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

We are subject not only to regulations applicable to businesses generally, but also to laws and regulations directly applicable to the Internet. Demand for our products in certain countries, and our ability to meet this demand, is subject to export controls on hardware and on the encryption software incorporated into our products. In addition, state, federal and foreign governments may adopt laws and regulations governing any of the following issues:

     o   user privacy;

     o   taxation of electronic commerce;

     o   the online distribution of specific material or content; and

     o   the characteristics and quality of online products and services.

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

We currently face direct competition with respect to Satellite Forms, MAP and its individual elements--Sync-it, Browse-it and Mind-it, and Intellisync.com. Satellite Forms faces competition from Aether

Systems' ScoutBuilder, AppForge, Inc., iConverse, Inc., Metrowerks Code Warrior, mPortal, Inc., and Pendragon Software Corporation. MAP infrastructure faces competition from Aether, Hewlett Packard's Bluestone Software, Inc., IBM Corporation, iConverse, Microsoft Corporation, mPortal, Openwave Systems, Inc. and Sun Microsystems, Inc. Sync-it's synchronization features face competition from Aether, AvantGo, Inc., Chapura, Inc., Extended Systems, Inc., FusionOne, Inc., Infowave Software, Motorola, Inc., Synchrologic, Inc. and Wireless Knowledge, Inc. Browse-it's transformation and mobile content distribution features face competition from AlterEgo Networks, AvantGo, 4thpass LLC, Handspring's Bluelark Systems, Neomar, Inc., Qualcomm, Inc., ThinkersGroup, Inc. and Wireless Knowledge. In the area of alerts, change detection and analytics, Mind-it faces competition from Adeptra, Inc., Alerts.com, Inc., BroadVision, Inc., Categoric Software Corporation, Connotate Technologies, Inc. and MicroStrategy, Inc. Intellisync.com faces competition from FusionOne, InfoSpace, Inc., Palm Inc.'s my.palm.com, Synchrologic's ReadySyncGo, and Visto Corporation. In addition to direct competition noted above, we face indirect competition from existing and potential customers that may provide internally developed solutions to each of the elements of MAP.

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

Increased competition could result in:

     o   price and revenue reductions and lower profit margins;

     o   loss of customers or failure to obtain additional customers; and

     o   loss of market share.

Any one of these could materially and adversely affect our business, financial condition and results of operations.

The integration of key new employees and officers into our management team has interfered, and will continue to interfere, with our operations.

We may, in the near future, hire a number of key employees to our professional services organization, research and development, administrative and sales and marketing groups. To integrate into our company, new employees must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties. Accordingly, the integration of new personnel has resulted and will continue to result in some disruption to our ongoing operations. If we fail to complete this integration in an efficient manner, our business and financial results will suffer.

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

Although we currently have 14 issued United States patents and have an additional 12 patent applications pending, we cannot be certain that such patents and patent applications will provide an adequate level of intellectual property protection. In addition, we have corresponding international patent applications pending under the Patent Cooperation Treaty in countries to be designated at a later date. We cannot be certain that any pending or future patent applications will be granted, that any pending or future patents will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us.

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

The risks associated with such non-exclusive third party licenses:

     o If we are unable to continue to license the technology or to license other necessary technologies for use with our products or if there are substantial increases in royalty payments under third-party licenses, it could jeopardize our operating results.

     o   The  effective   implementation   of  our  products  depends  upon  the
         successful operation of these licenses in conjunction with our products, and therefore any undetected errors in products resulting from such licenses may prevent the implementation or impair the functionality of our products, delay new product introductions and injure our reputation. Such problems could have a material adverse effect on our business, operating results and financial condition.

     o Although we are generally indemnified against claims that the third party technology we license infringes the proprietary rights of others, this indemnification is not always available for all types of intellectual property rights (for example, patents may be excluded) and, in some cases, the scope of such indemnification is limited. Even if we receive broad indemnification, third party indemnitors are not always well-capitalized and may not be able to indemnify us in the event of infringement, resulting in substantial exposure to us. There can be no assurance that infringement or invalidity claims arising from the incorporation of third party technology in our products, and claims for indemnification from our customers resulting from these claims, will not be asserted or prosecuted against us. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays, all of which could materially adversely affect our business, operating results and financial condition.

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

At April 30, 2001, we had an investment portfolio of fixed income securities excluding those classified as cash and cash equivalents and securities available for sale of $24,575,000. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in values if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of April 30, 2001, the decline of the fair value of the portfolio would be immaterial. Our fixed income investments have maturities of less than one year. While we have the intent to hold our fixed income investments until maturity to avoid recognizing an adverse impact in income or cash flows in the event of an increase in market interest rates, there can be no assurance that we will be able to do so.

Due to the recent energy crisis in California that has caused a dramatic change in the financial position of PG&E Corporation, PG&E has defaulted on the interest and principal payments of its commercial paper obligations. Our investment portfolio includes the PG&E commercial paper. Accordingly, we recorded an adjustment of approximately $103,000 and $300,000 to the value of our PG&E commercial paper for the impairment of this security in the three and nine months ended April 30, 2001, respectively. This adjustment is reflected in "Other income, net" in Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2001. In April 2001, we sold our PG&E commercial paper for the remaining book value of $700,000.

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

We are subject to equity price risks on the marketable portion of investments in publicly traded equity securities. These investments are generally in companies having operations or technology in areas within our strategic focus. We do not attempt to reduce or eliminate our market exposure on these securities. At April 30, 2001, the fair value of these investments is approximately $16,000. We believe that a decline in the investments' fair values would not adversely impact our results of operations.

We are a limited partner in a venture capital fund and invest directly in equity instruments of privately-held companies, which include a number of our strategic partners who are both customers and vendors, for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method as ownership is less than 5% and we do not have the ability to exercise significant influence over operations. At April 30, 2001, these investments amounted to $2,306,000. (See Note 5 of the notes to the unaudited condensed consolidated financial statements for more details.) For these investments, we regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired.

As of the end of the third quarter of fiscal 2001, we concluded that the investments associated with YadaYada, Inc., If & Then, Inc., and PulseMD Corporation were impaired as such investments were deemed not to be recoverable. These investments were fully impaired due to changes in capital structure impacting our investment preferences, thin capitalization, dilution due to dramatic declines in valuations and overall lack of persuasive evidence that would indicate a future ability or intent of these entities that would support the carrying value of our investments. As a result, we recorded impairment charges aggregating $1,180,000 for the three and nine months ended April 30, 2001.

Although we will continue to assess the carrying values of our investments, we cannot be assured that a decline in value of our current and future investments will not adversely affect our financial results in the future. Furthermore, given the recent economic downturn and its effect on the capital markets, we cannot be assured that any other investments we have can be fully recouped if at all.

                                 PUMATECH, INC.

                           PART II - OTHER INFORMATION


Item 1.     Legal proceedings - Not Applicable


Item 2.     Changes in securities and use of proceeds - Not Applicable


Item 3.     Defaults upon senior securities - Not Applicable


Item 4.     Submission of matters to a vote of security holders - Not Applicable


Item 5.     Other information - Not Applicable


Item 6.     Exhibits and reports on Form 8-K

            (a)  Exhibits

                         10.1 Loan and Security Agreement, dated March 29, 2001, by and between Imperial Bank and Pumatech, Inc.

            (b)  Reports on Form 8-K  - Not Applicable

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                  PUMATECH, INC.
                                                   (Registrant)




Date:  June 13, 2001                    By:    /s/ KELLY J. HICKS
                                           --------------------------------
                                           Kelly J. Hicks
                                           Vice President of Operations and
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)