Form 10-K405
period 2001-07-31
PUMATECH INC
filed 2001-10-29
CIK 1020716

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended July 31, 2001
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from             to

                        Commission File Number 0-21709

                               -----------------

                                PUMATECH, INC.
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 16, 2001, was approximately $79,016,391.

   The number of the registrant's $0.001 par value Common Stock outstanding as of October 16, 2001, was 42,882,251 shares of Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                   Part III

   Certain sections of the Proxy Statement for registrant's 2001 Annual Meeting of Stockholders to be held on December 6, 2001 to be filed with the Commission pursuant to Registration 14A no later than 120 days after the end of the fiscal year covered by this Form.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
PART I..............................................................................................   1
 ITEM 1.   Business.................................................................................   1
           Overview.................................................................................   1
           Industry Background......................................................................   1
           Our Technology Solutions.................................................................   2
           Products.................................................................................   4
           Technology...............................................................................   7
           Professional Services Organization.......................................................   9
           Sales and Marketing......................................................................  10
           Competition..............................................................................  10
           Customer Support.........................................................................  12
           Research and Development.................................................................  12
           Proprietary Rights.......................................................................  12
           Employees................................................................................  13
           Business Risks...........................................................................  14
           Executive Officers and Directors of the Registrant.......................................  29
 ITEM 2.   Properties...............................................................................  31
 ITEM 3.   Legal Proceedings........................................................................  32
 ITEM 4.   Submission of Matters to a Vote of Security Holders......................................  32
PART II.............................................................................................  33
 ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters....................  33
 ITEM 6.   Selected Financial Data..................................................................  34
 ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations....  36
 ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk...............................  50
 ITEM 8.   Financial Statements and Supplementary Data..............................................  51
 ITEM 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.....  51
PART III............................................................................................  52
 ITEM 10.  Directors and Executive Officers of the Registrant.......................................  52
 ITEM 11.  Executive Compensation...................................................................  52
 ITEM 12.  Security Ownership of Certain Beneficial Owners and Management...........................  52
 ITEM 13.  Certain Relationships and Related Transactions...........................................  52
PART IV.............................................................................................  53
 ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................  53
SIGNATURES..........................................................................................  56
POWER OF ATTORNEY...................................................................................  56
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES..................................... F-1
EXHIBIT 21.1 SUBSIDIARIES OF THE REGISTRANT......................................................... E-1
EXHIBIT 23.1 CONSENT OF INDEPENDENT ACCOUNTANTS..................................................... E-2

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

Overview

   Pumatech, Inc. (Pumatech or the "Company") was incorporated in California in August 1993 and reincorporated in Delaware in November 1996, both under the name Puma Technology, Inc. The Company changed its corporate name to Pumatech, Inc. in December 2000. We develop, market and support synchronization, change detection/notification, and Web rendering/browsing software that enables consumers, mobile professionals and information technology officers to harness the full capabilities of handheld organizers/computers, Web-enabled cellular phones, pagers and other wireless/wireline personal communications platforms. We provide a mobile solution that provides several alternative implementations for synchronization, complete customization of device-based applications, centralized backup, security, information flow control, notification, e-commerce and browsing of intranet and Internet-based information. Our software is designed to improve the productivity of business professionals and corporations who are increasingly relying on mobile computing devices to address their growing needs for accessible, up-to-date information, whether in or out of the office. Our product families, which include Intellisync(R), Enterprise Intellisync(TM), Intellisync Anywhere(R), Satellite Forms(R), Browse-it(TM), Mind-it(TM) and Sync-it(TM) software, are designed to connect mobile devices to essential information anytime, anywhere.

Industry Background

   In recent years, significant advancements in miniaturization, visual displays, long-life batteries and portable communications have led to the introduction of many innovative, new mobile computing devices. These highly portable devices allow users to work and communicate while they are away from the office and have fueled the significant growth of mobile computing. The growth of the mobile computing industry began with the widespread adoption of notebook computers, which provided mobility and an extension of corporate enterprise data, followed by the emergence of handheld devices to which personal information was delivered locally from a desktop personal computer. Today in this period of "anytime, anywhere" access, the mobile computing industry is capitalizing on both wired and wireless access to information that can reside on a personal computer (PC), an intranet/corporate server or even on the Internet. This information or content is often highly customized, based on distinct user preferences.

   The mobile computing market is projected to grow in all handheld device categories. Smart electronic consumer devices, such as personal electronic organizers, smart phones and pagers have been proliferating rapidly, providing data storage and information management capabilities to the mobile business professional. Palm OS(R) devices such as the Palm V and Palm III, along with Pocket PC, Windows CE, Handspring, Research in Motion (RIM) and Sony wireless handhelds, are examples of popular handheld mobile devices. Industry analysts, such as International Data Corporation (IDC), project that purchases of smart handheld devices, notably of personal digital assistant (PDA) devices and 2-way pagers, will grow substantially over the next three years, with a projected market of $26 million by 2004. The IDC forecast claims that global shipments of smart handheld devices will increase from 12.9 million units in 2000 to over 63.4 million by 2004. Aberdeen Group, on the other hand, states in its recent industry report that the PDA market will reach $6.6 billion by 2005 with approximately 39 million units shipped. By 2002, Forrester Research predicts that 45% of online users will connect to the Internet, their home PCs or company servers via more than one device and consumers will spend 22% of online time on mobile devices. Forrester also reports that the number of regular mobile online users will grow from 2 million in 2001 to 23 million in 2003 and that 26% of the mobile computing users in 2003 will have three or more devices. Additionally, in its recent industry report, Gartner Dataquest predicts that mobility-focused applications and consumer data services and devices will increase the number of mobile computing users in North America alone from 7.3 million in 2000 to 137.5 million in 2005. This growth will result from the rollout of packet data networks, increased overall usage of wireless devices to receive messages and e-mail, inexpensive wireless data devices, and company-specific applications.

   As more types of new mobile computing devices become available to business professionals at an accelerating rate, users are faced with the difficulty of exchanging information among these various devices. This problem of interoperability is caused by the need to exchange information among different hardware devices, operating systems and applications. Hardware platforms range from high-speed Pentium PCs with hundreds of megabytes of memory and gigabytes of storage, to "shirt pocket" organizers, with specialized processors and limited memory and storage. In addition, these devices use numerous operating systems, such asWindows 98, Windows 2000, Windows NT, Windows CE, DOS, Palm OS and others, and utilize an even greater range of information management applications, databases and data formats. Enabling these devices to communicate, exchange and synchronize information is a complex and challenging task. Accomplishing this requires data-level, or content-aware, synchronization technology to maintain complete, up-to-date and accurate information. For example, content-aware data synchronization technology allows users to exchange addresses from the Address Book software application on a Palm OS handheld with Microsoft Outlook on a desktop PC or Lotus Notes on corporate server, updating only the fields that have been most recently modified, rather than copying one file over another, thereby synchronizing both databases with the latest information.

   With the increasing mobility of work-forces, as well as additional competitive pressures, business professionals are continuously seeking ways to improve productivity and, as a result, are increasingly using the growing number of new, innovative mobile computing devices. In order to manage information effectively, these users need convenient connectivity and synchronization solutions for the specific combination of devices and applications that they use. These software solutions must allow users to synchronize information maintained separately on multiple devices, for example, contact databases maintained by a mobile professional using a handheld computer in the field and by a support colleague using a desktop PC in the office. A software solution that links such different devices must address multiple hardware architectures, operating systems, communications architectures and application-specific data formats and structures.

Our Technology Solutions

   Our software solutions, anchored by the award-winning Intellisync family and Satellite Forms software, along with our technology licensing components--Browse-it, Mind-it, Sync-it and the Intellisync Software Development Kit (Intellisync SDK)--are designed to increase productivity for business professionals by allowing users to easily access, exchange and synchronize information stored on a variety of different computing devices. Our technologies, products and services allow the mobile professional to access information with easy-to-use applications, saving time and money.

   We also work closely with companies to embed our technologies into new and existing applications by combining off-the-shelf products and custom-built applications. By operating on multiple platforms and streamlining delivery of information from common repositories such as the intranet, World Wide Web, corporate PIM (Personal Information Management) applications and databases, we extend information to the companies' points of business.

   The Intellisync product family allows users to synchronize data on handheld mobile computing devices with data on PCs and groupware servers by virtue of our patented Data Synchronization Extensions Technology (DSX Technology(R) engine). Intellisync Anywhere software automatically monitors in advance all changes in the groupware application through the use of our Notification Transport Processing Technology (NXP Technology(TM) engine), optimizing workgroup server performance and minimizing synchronization time over potentially expensive wireless connections. Intellisync for Notebooks, the next-generation successor to our TranXit(R) product line, is designed to utilize infrared connectivity (IR) technology for reliable, cost-effective file exchange, synchronization and printing.

   Satellite Forms software is the premier visual rapid application development
(RAD) tool for devices based on the Palm OS platform. Satellite Forms enables software developers to extend custom enterprise applications to handheld computers, and to seamlessly integrate these handheld solutions with enterprise data from Oracle, DB2, Microsoft Access, and many other databases. Through this integration, Satellite Forms acts as a catalyst for the proliferation of new and diverse custom software applications.

   Our technology licensing components include a variety of data access engines geared to the mobile market, including a synchronization engine, a change-detection and notification engine, and a Web-content rendering/browsing engine.

   Our technology solution includes the following characteristics:

  . Intelligent, Content-Aware Data Synchronization. Our patented DSX Technology engine provides content-aware data synchronization among a growing number of handheld devices and industry-leading PIM software, contact management and scheduling applications such as Microsoft Outlook, Schedule+ and Exchange, Lotus Notes and Organizer, Symantec ACT!, Novell GroupWise, and others. This technology seamlessly and transparently translates the information from one data format to another as the information is synchronized. Built on a powerful synchronization engine, it can expand via device- and application-specific translators to accommodate new devices and applications. With the Intellisync SDK, we have enabled independent software vendors (ISVs), device original equipment manufacturers (OEMs) and Internet-based services to build synchronization solutions for their products on the Intellisync platform, further entrenching our standard, and have lowered our own development costs.

  . Anytime, Anywhere Handheld Access to Corporate Application Standards. With the Intellisync Anywhere product line, we are providing desktop, remote and local area network-based (LAN-based) synchronization between and among Palm OS and Pocket PC devices and the Microsoft Exchange and Lotus Domino corporate groupware messaging server applications. Using wired or wireless connections, users can synchronize e-mail, calendar, contact and task information from virtually any location.

  . Widespread Solutions for Interoperability. Our products provide connectivity and content-aware data synchronization among industry-leading PCs and mobile computing devices, operating systems and applications. Our products operate with major PC operating systems for Windows 98, Windows 2000, Windows 2002 and Windows NT, as well as several proprietary operating systems. We also provide interoperability across a wide range of industry-standard and vendor-specific applications by supporting multiple data formats. Our IR communications architecture enables robust operation across IR-enabled platforms. Intellisync for Notebooks is backwards compatible with previous versions of TranXit, allowing users to connect and exchange information with all previous versions across different operating systems.

  . IR Connectivity Software. Both Intellisync for Notebooks and the TranXit product family are specifically designed for file exchange and synchronization over convenient wireless IR connections. They fully support the Infrared Data Association (IrDA) standards, with TranXit being the first file exchange software to incorporate the new Fast IR standard (IrDA-2) for 4.0 megabits per second (Mbps) connectivity. They provide a rich set of wireless file transfer, synchronization and wireless printing features that are both easy to use and cost-effective. We have also bundled either TranXit or Intellisync for Notebooks with the vast majority of IR-enabled notebooks shipped worldwide.

     connectivity. They provide a rich set of wireless file transfer, synchronization and wireless printing features that are both easy to use and cost-effective. We have also bundled either TranXit or Intellisync for Notebooks with the vast majority of IR-enabled notebooks shipped worldwide.

  . Other Mobile Solutions Available for Licensing. Our technology licensing components comprise a range of pre-built services, including Browse-it, Mind-it, and Sync-it technologies, as well as the Intellisync SDK. These pre-built services implement frequently-used functionality in a language-independent, reusable fashion, so that users do not have to invest their own effort in re-implementing these services for their applications. Browse-it, the key Web rendering/browsing engine, is a super-thin client that renders Web content that has been transformed by Browse-it servers. Browse-it employs the look and feel of a desktop browser, transforming handheld devices into information appliances, giving mobile users full and immediate access to information and applications on the Web, with the ability to conduct secure, encrypted transactions. Mind-it allows users of Wireless Application Protocol (WAP) phones, cell phones, handhelds, pagers, and PCs to track specific business and personal information on the Internet and be notified promptly when that information changes. Based on our synchronization software, Sync-it provides a single destination for users to synchronize e-mail, calendars, and other essential information among multiple devices and applications simultaneously.

Products

   We offer a wide range of software technologies, products and services to the OEM, enterprise, retail and online markets. These technologies, products and services allow users to synchronize the critical connections between both wired and wireless handheld devices and the vast stores of information found in corporate databases, the Internet and individuals' PC applications. By combining our advanced data synchronization and IR connectivity technologies, we are able to develop a number of products designed for a specific application, operating system or hardware platform. We provide the tools needed to create custom handheld applications. Our software enables users to view Web pages online or offline via their Palm OS handheld devices. We also provide change-detection/notification software, enabling users to track specific Web information and be notified when that information changes.

      Product Name                                   Description                            Introduction Date
      ------------                                   -----------                            -----------------
Synchronization Products
Intellisync               Enables direct synchronization of calendars, e-mail, contacts,     August 1996
                          and tasks between Palm OS, Windows CE/Pocket PC or
                          Symbian Release 5.0-compatible handhelds and the leading
                          PC-based PIM, contact management and groupware messaging
                          applications. With its patented DSX Technology engine,
                          Intellisync lets users simultaneously synchronize handheld organizer data with multiple PC applications such as Microsoft
                          Outlook, Schedule + and Exchange, Lotus Notes and Organizer,
                          Novell GroupWise, ACT! and others.

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

Intellisync Gold          Designed for the corporate market, Intellisync Gold is an all-in-  October 1997 one site licensing solution for synchronization between PCs and
                          Palm OS, Pocket PC, Windows CE and or Symbian Release
                          5.0-compatible handhelds.

     Product Name                                   Description                              Introduction Date
     ------------                                   -----------                              -----------------
Intellisync Anywhere   Provides remote and LAN-based synchronization between                   March 1999
                       handhelds and mission-critical enterprise groupware applications.
                       The three offerings in this product line--Intellisync Anywhere for
                       Microsoft Exchange, Intellisync Anywhere for Lotus Domino and
                       Intellisync Anywhere for Lotus Domino R5--let users stay up-to-
                       the-minute regardless of location. With Intellisync Anywhere and a modem-enabled handheld device, users can securely connect from the road by dial-up (via a RAS or PPP-compatible server) to the Intellisync Anywhere Server. Or, users can connect down the hall or even in another office just by placing their device into a mobile device cradle connected to any PC on the LAN. Intellisync
                       Anywhere also allows for mobile notifications (or alerts) to SMS
                       (Systems Management Server)-capable cell phones and pagers whenever a user receives a new e-mail from pre-specified
                       individuals or has new calendar items added.

Sync-it                An ASP (Active Server Pages) solution that allows true, multi-          February 2001
                       point, Web-based synchronization of contacts, calendar, tasks, and
                       e-mail between a handheld device and a home PC, work PC, or
                       Internet PIM, using a network, dial-up, or wireless connection to the Internet.

Enterprise Intellisync Permits IT managers to efficiently deploy and manage desktop            June 2001
                       implementations of Intellisync from one central location. It includes Intellisync PC-to-handheld synchronization software, plus an administrator console for tasks like deployment, license management and troubleshooting. In one easy step, Intellisync automatically synchronizes calendar, e-mail, contacts and tasks with personal information management, contact management and groupware applications, including Microsoft Outlook, Microsoft
                       Exchange, Lotus Notes and Novell GroupWise. Enterprise
                       Intellisync can be used in conjunction with Microsoft SMS or other systems management software to distribute configured and licensed copies of Intellisync.

IntelliZone(TM)        Enables Palm OS handheld users to change time zones on their            June 2001
                       device, automatically adjust e-mail and appointment times, update the current time for daylight savings, and use a world map to easily choose the correct region for a new time zone.

Change Detection/Notification Products
Mind-it                A service for users who want to track business and personal             February 2000
                       information on the Internet, intranets and extranets, and be            (acquired)
                       notified in real-time via e-mail, the Web, or mobile devices, including WAP and iMode phones, when that information
                       changes. Mind-it works with the browser and e-mail users already have installed on their machines. It puts users in control by letting them decide which portion of a page to track, how often to receive updates, and where to be notified about the change.

Mind-it for Webmasters A program for Webmasters who want to integrate Mind-it buttons          February 2000
                       into their sites, allowing people to easily track changes to any        (acquired)
                       page or search and bring visitors back to the site.

       Product Name                                   Description                            Introduction Date
       ------------                                   -----------                            -----------------
Mind-it Server             A secure, scalable server application that builds change-           June 2000
                           detection/notification solutions, allowing users to monitor the intranet, extranet, and/or the Internet, and to be notified when specific information changes. Mind-it Server eliminates the problem of searching for the same information when bookmarks are not accessible. Mind-it HTML (hypertext markup language)-
                           to-WML (wireless markup language) transformation capabilities ensure optimal viewing of highly relevant Web content on
                           WAP phones.

Application Development Tools
Intellisync Software       Enables customers to develop translator software for both           February 1998
  Development Kit          applications and devices, which can be incorporated into
  (Intellisync SDK)        Intellisync product offerings. It provides a solution for adding intelligent synchronization to enterprise applications, mobile devices and Web-based services. With intelligent
                           synchronization, users can keep their critical information up-to-
                           date and "in sync" across multiple applications and mobile devices.

Satellite Forms            A rapid application development (RAD) tool, Satellite Forms         July 1998
                           lets developers quickly create and deploy custom handheld           (acquired)
                           applications for Palm OS devices, which can be tightly
                           integrated with desktop or network databases, including Oracle,
                           DB2, and Microsoft Access. Through this integration, Satellite
                           Forms acts as a catalyst for the proliferation of new and diverse custom software applications.

Satellite Forms Enterprise Provides a flexible and extensible RAD platform for connecting      August 2000
  Edition 4.0              Palm OS handhelds to mission-critical enterprise data. Users can create custom Palm OS applications that connect to enterprise data via a PC or that utilize Satellite Forms Server.

Satellite Forms Server     Provides secure, concurrent, server-based synchronization with      August 2000
                           enterprise data, while also delivering convenient Web-based management of users, groups, devices and applications.
                           Integration of the Satellite Forms Server with the Satellite
                           Forms Enterprise Edition RAD tool allows developers to
                           quickly build robust applications that utilize the server's database connectivity capabilities. The server provides
                           additional functionality that extends the reach of mobile users.
                           In addition, device and application administration can be
                           performed anywhere with the Satellite Forms Web-based
                           management console.

Intellisync for Web        A ready-to-use desktop software solution that enables users of      July 2000
                           Internet PIM software to synchronize their contacts, calendar,      (acquired)
                           tasks and e-mail to leading PIMs and devices including
                           Microsoft Outlook and Palm OS devices. Intellisync for Web incorporates the Intellisync synchronization engine, and
                           provides full two-way synchronization including conflict
                           resolution, field mapping and data filtering.

 Product Name                                  Description                                Introduction Date
 ------------                                  -----------                                -----------------
Intellisync for A ready-to-use desktop software solution that enables users of PIM           July 2000
  Desktop PIMs  software to synchronize their contacts, calendar, tasks and e-mail to        (acquired)
                leading PIMs and devices including Microsoft Outlook and Palm OS devices. Intellisync for Desktop incorporates the Intellisync synchronization engine, and provides full two-way synchronization including conflict resolution, field mapping and data filtering.

Web Rendering/Browsing Product
Browse-it       A server-based transformation engine that turns HTML pages into live,        June 2000
                interactive content uniquely reformatted for Palm OS handheld devices.
                Browse-it enables users to view Web content, including color graphics, online on Palm OS handhelds via a wireless or wireline modem with no re-authoring required, as well as to take "Snapshots" for offline viewing when online access is not available.

Technology

   Our software products allow the exchange and synchronization of data across diverse platforms, operating systems and applications. We have developed three complementary proprietary technologies--the DSX Technology engine for content-aware data synchronization, NXP Technology engine for optimizing performance of wireless connections and IR connectivity. In addition, our technology licensing components, including Browse-it, Mind-it, Sync-it and Intellisync SDK technologies, implement functionality commonly used by many applications. These complementary technologies, utilized individually and together, enable us to provide comprehensive solutions that meet the market's growing needs for convenient, accurate, easy-to-use data exchange, synchronization and connectivity.

   Content-Aware DSX Technology. Our content-aware Data Synchronization Extensions Technology (DSX Technology engine) operates at both the file and record level to synchronize data among different software applications and hardware platforms during data transfer. With the DSX Technology engine, our products allow users to synchronize not only files, but also the data within those files, and synchronize databases by field or record, not just copy one database file from one file to another. This advanced data synchronization technology is composed of three main components that collectively work to enable the effective transfer of data across supported applications and platforms:

      Synchronization Engine. Our proprietary synchronization engine is the central component responsible for controlling the flow of data throughout the entire synchronization process. It directs translator modules to retrieve, add, delete, change and distribute data records or fields on demand.

      Intermediate Data Representation. Our synchronization technology makes extensive use of modularity to maximize reusability for the translator modules. The synchronization engine communicates with all translator modules using a common "dialect," referred to as intermediate data representation. Intermediate data representation stipulates rules for exchanging common types of data imposing restrictions on data content (i.e., the number and type of fields in each application). The existence of the intermediate data representation makes it possible for a new translator to immediately synchronize with any supported application or mobile computing device.

      Translators. Each translator module is responsible for interfacing with one application or mobile computing device. When operating under Windows, a translator is packaged as a separate Dynamic Link Library (DLL) for maximum reusability. The development of new translators (as well as the maintenance of existing modules) is simplified by the existence of the translator framework, a collection of powerful C++ classes that supply software engineers with the necessary abstractions to quickly and easily develop translator modules to meet expanding market needs.

   NXP Technology. A core technology underpinning the Intellisync Anywhere product family of remote synchronization server solutions is Notification Transport Processing Technology (NXP Technology). NXP Technology optimizes performance for the increasingly common wireless connections by automatically checking and preparing for synchronization of all new information for each user, such as email and appointments, stored on corporate servers. This process minimizes end user remote synchronization time and reduces the overhead on the corporate messaging server itself.

   IR Connectivity. Our infrared connectivity (IR) software enables the wireless transfer of data between and among notebook and desktop PCs, printers and mobile computing devices. Intellisync for Notebooks and the TranXit family are designed to support IrDA standards, with TranXit being the first file exchange and synchronization software to incorporate the new Fast IR standard (IrDA-2) for 4.0 Mbps connectivity.

      Communications Architecture. Our software is based upon an extensive, proprietary, network- and device-independent communications architecture, enabling access to a variety of mobile computing devices through a flexible and simple application program interface (API) that speeds the development of new features. A layered, modular design allows the architecture to leverage existing published data transfer protocols (IrDA, Windows Sockets), when available, and to create proprietary data transfer protocols to provide connectivity to a broad range of devices without extensive modification of the software.

      Our IR communications architecture isolates hardware implementation details from the rest of the protocol stack, enabling quick support of new IR hardware implementations and fast adoption of new IR standards and extensions. The architecture supports multiple vendors' implementation of IrDA protocol stacks for migration to new operating systems and platforms.

      Our communication protocols are designed to operate across a variety of network and operating system environments, enabling mobile data exchange among them. Our software currently supports data transfer among Windows for Workgroups, Windows 3.1, Windows 95, Windows 98 and Windows 2000. We have also worked with Microsoft Corporation to ensure that the Microsoft IR driver supports Mobile Data Exchange among operating systems and IR devices.

   Technology Licensing Components. As the mobile solutions of today are highly fragmented, many companies and other users are forced to license point solutions from multiple vendors to address their complete needs. To address this problem, we developed and made available various technologies that support a broad range of mobile devices and services, which include a variety of data access engines geared to the mobile market: a Web content rendering/ browsing engine (Browse-it), a change-detection/notification engine (Mind-it), and a synchronization engine (Sync-it) in addition to the Intellisync SDK that uses the DSX technology engine described above.

  .  Browse-it.

        Browse-it facilitates both on-line (real-time) and offline access to dynamic Web content via Palm OS handhelds. Browse-it can deliver Web content in a variety of markup languages including Compact HTML (used for i-mode in Japan) and standard Internet formats such as HTML and Extensible Markup Language (XML). Browse-it uses a client-server architecture to offload the work of content transformation to a powerful server, reducing the load on the client and increasing performance. A thin Browse-it client is available for devices lacking a standard browsing client. For example, a small Browse-it client is currently available for Palm OS handheld devices, supporting both efficient online and offline viewing of Web pages. The Browse-it server includes multiple components that make the viewing of Web-based data a robust user experience on a handheld device: a Web switch and front-end (FE) that communicates with mobile devices using well-known encryption technology (DESX); Distillers that are responsible for filtering and transforming the Web page elements for rendering on the given mobile device; a cache that is used to improve overall service performance and reduce access frequency to the network; and advanced 128-bit encryption technology (SSL) to access Web content from secure sites.

  .  Mind-it.

        Mind-it is a change detection and notification service based on patented technology developed by NetMind, one of the companies we acquired in fiscal 2000. In its current form, the Web contains a huge volume of publisher-centric and unqualified information that must be viewed from a large display. Given the inherent size and capacity limitations of mobile devices such as phones and pagers, it is simply impractical to rely on the general Web browsing model for these classes of devices and still achieve a reasonable degree of usability. Mobile devices are designed for selective access to Web content, and this is precisely the goal of the Mind-it. The user explicitly chooses items of interest and receives only changes matching his or her personal criteria. No senseless browsing over slow wireless networks, and no spamming of irrelevant information. Mind-it puts the user in the driver's seat and lets him or her control precisely the changes and information that are received. Mind-it was designed with a highly scalable, enterprise level architecture, and as such incorporates separate, independent software modules. Responder is used to interact with the end-user at the Web-interface layer, permitting user account settings and the creation of change detection and alert requests. Detector constantly monitors those pages on the Internet that have been specified as containing relevant data by the user (via the Responder interface) and uses intelligent algorithms to detect changes at a specific and granular level. Notifier takes care of personalizing and sending (to different form factors and networks) alerts to mobile devices over standard means such as Simple Mail Transfer Protocol (SMTP), WAP and Short Message Service (SMS). And finally, Storer is responsible for managing the persistent database of relevant information on behalf of each subscriber.

  .  Sync-it.

        Based on Pumatech's synchronization software, our Sync-it technology enables multipoint, two-way synchronization via the Internet. Using a hub and spoke model, Sync-it is designed from the ground up to support synchronization of contacts, calendars, tasks, and e-mail between the most popular devices, operating systems and applications--seamlessly and accurately. In the Sync-it model, the Sync-it server becomes the central data repository, deployed within a corporate firewall or in an ASP configuration. Each device and/or application represents a sync point or--to use the hub and spoke analogy--"a spoke on the wheel."

Professional Services Organization

   Our Professional Services Organization, created in July 2000 with the acquisition of Dry Creek Software (Dry Creek) and renamed The Windward Group (Windward) following the October 2000 acquisition of the company by the same name, provides business application experience, technical expertise and product knowledge to complement our various mobile technologies and to provide solutions to customers' business requirements. The Windward Group specializes in creating consumer and enterprise solutions that combine handheld, mobile, wireless, desktop, Internet, synchronization, back-office applications and database technologies. We work across multiple phases of development projects: business analysis and strategic technology consulting, project management, design, engineering, quality assurance, software testing, localization and technical writing.

   The Windward Group Platforms. Our initial area of expertise was UNIX client/server applications and IBM mainframe and midrange systems and databases. With the rise in popularity and capability of personal computers and handheld devices, we branched out into new platforms, particularly Palm OS, and expanded our expertise with Web-based technologies such as Java, JavaScript, Dynamic HTML, XML, sActiveX controls and Web server extensions. With the increasing size of the mobile market, we increased our focus on delivering customized solutions based on existing technologies, integrating Intellisync, Browse-it, Mind-it, and Sync-it applications. In the area of communications, our projects have ranged from driver-level security protocol implementations to intermediate-level raw and stream socket work, to high-level API interfaces for HTTP employed in synchronizing desktop and Web data.

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

   We distribute our retail products through several distribution channels both domestically and internationally. In the United States, our sales organization works directly with major distributors, resellers, computer dealers, retailers and mail-order companies to distribute our retail packaged products. Increasingly, we are also distributing our software products directly to corporate customers through the Intellisync Gold, Enterprise Intellisync and Intellisync Anywhere enterprise site license programs. In order to further develop our brand name recognition, we plan to continue to expand our joint marketing programs, marketing channel promotions and bundling arrangements with our strategic partners.

   Revenue from OEMs was approximately 27%, 62% and 54% of revenue in fiscal 2001, fiscal 2000, and fiscal 1999, respectively. Although several OEMs are subject to certain contractual minimum purchase obligations, there can be no assurance that any particular OEM will satisfy the minimum obligations. Weakening demand from any key OEM and the inability to replace revenue provided by such an OEM could have a material adverse effect on our business, operating results and financial condition. We maintain individually significant receivable balances from major OEMs. If these OEMs fail to meet their payment obligations, our operating results could be materially and adversely affected.

   We market and sell through selected distributors and republishers that focus on specific geographic and market segment areas. These international partners operate as an extension of our marketing and sales organizations, developing the appropriate sales channels in their regions. They also work with local resellers as well as local offices of our OEM customers to develop specific marketing and channel promotions for their regions. As of July 31, 2001, we were represented by over 30 distributors and resellers in Africa, Asia, Australia, Canada, Europe, New Zealand and South America and are continuing to expand our international reach as appropriate distributors or republishers are found. Our international revenue was 26%, 27% and 40% of total revenue in fiscal 2001, 2000 and 1999, respectively. Also, refer to section "We are dependent on our international operations for a significant portion of our revenues" below under the caption "Business Risks."

   Our current customer base includes major OEMs in the PC market. No customers accounted for more than 10% of total revenue in fiscal 2001 and 2000. In fiscal 1999, Toshiba Corporation accounted for approximately 14% and no other customer accounted for more than 10% of our revenue.

Competition

   We expect the market for our software, including data synchronization and technology licensing components to the extent they develop, to become intensely competitive. To maintain or increase our competitive advantage, we will continually need to enhance our current product, service and technology offerings, introduce new product features and enhancements, and expand our professional service capabilities. We currently face direct competition with respect to our Intellisync, Intellisync Anywhere, Enterprise Intellisync, Satellite Forms, Sync-it, Browse-it and Mind-it products. Intellisync retail and Enterprise products face competition from AvantGo Inc.'s Pylon Conduit, Chapura, Inc.'s Pocket Mirror, Duke Communications' (Group Computing) EasySync Pro, Extended Systems, Inc., IBM Corporation's Lotus Software, Laplink, Inc.'s PDASync, and Palm Desktop from Palm, Inc. Satellite Forms faces competition from Aether Systems' ScoutBuilder, AppForge, Inc., iConverse, Inc., Metrowerks Code Warrior, mPortal, Inc., Pencel Corporation, Pendragon Software Corporation, and Salsa Software. Our server-based software and Sync-it product's synchronization features face competition from Aether, AvantGo, Chapura, Extended Systems, FusionOne, Inc., Infowave Software, Motorola, Inc., Synchrologic, Inc. and Wireless Knowledge, Inc. Browse-it's transformation and mobile content distribution features face competition from AlterEgo Networks, AU-Systems, AvantGo, Everypath, Inc., 4thpass LLC, Handspring's Bluelark Systems, Neomar, Inc., Qualcomm, Inc., ThinkersGroup, Inc. and Wireless Knowledge. In the area of alerts, change detection and analytics, Mind-it faces competition from Adeptra, Inc., Alerts.com, Inc., BroadVision, Inc., Categoric Software Corporation, Connotate Technologies, Inc., MicroStrategy, Inc., and 724 Solutions Inc.

   In addition to direct competition noted above, we face indirect competition from existing and potential customers that may provide internally developed solutions for each of our technology licensing components. As a result, we must educate prospective customers as to the advantage of our products versus internally developed solutions. We currently face limited direct competition from major applications and operating systems software vendors who may in the future choose to incorporate data synchronization functionality into their operating systems software, thereby potentially reducing the need for OEMs to include our products in their notebook and desktop PCs. For example, Microsoft's inclusion of certain features permitting data synchronization between computers utilizing the Windows 98 or Windows 2000 operating system may have the effect of reducing revenue from our software if users of Windows 98 or Windows 2000 perceive that their data synchronization needs are adequately met by Microsoft. Other competing companies providing increased "real-time" time access to corporate data via wireless connectivity from mobile devices, such as Palm OS, Windows CE, RIM wireless handhelds and WAP phones, may have given users the perception that "off-line" synchronization would not be valuable or may not be needed at all. We, therefore, may need to educate our prospective customers on the advantages of "off-line" synchronization and other features of our products vs. competitive products or services that have provided "real-time" access to users who may find inconsistent service and 24/7 ubiquitous access between network carriers frustrating and unsatisfactory.

   Certain companies, with whom we compete or may compete in the future, including internal software development groups of our current and potential customers, have substantially greater financial, marketing, sales and support resources and may have more "brand-name" recognition than we do. There can be no assurance that we will be able to either develop software comparable or superior to software offered by our current or future competitors or to adapt to new technologies, evolving industry standards and changes in customer requirements. In addition, the PC and mobile computing device markets experience intense price competition, and we expect in order to remain competitive we may have to decrease our unit royalties on certain products.

   The principal competitive factors affecting the market for our software are compatibility, functionality, reliability, OEM relationships and price. We believe we compete favorably overall with respect to these factors.

   We believe that users will want to be able to license point solutions from a single vendor to address their complete needs, and that our technology licensing components will support a broad range of mobile devices and services to allow us to compete favorably with other companies with no similar platform or whose mobile solutions are highly fragmented.

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

   Also, refer to section "There are many companies providing competing products and services" below under the caption "Business Risks."

Customer Support

   Our service and support organization provides secondary technical support to OEMs, primary technical support to retailers and end users, and education and training services to OEMs and retailers. We also utilize an outsourced vendor to provide technical support related to the majority of our retail products. Our current OEMs typically have software maintenance agreements with us. These agreements provide for technical support and include maintenance of our products in accordance with specifications contained in our guidelines for such products, as well as access to technical support personnel by telephone, fax and e-mail. Customers under license agreements are typically entitled to certain minor product updates and modifications, primarily bug fixes. Our OEMs and some of our retail channel partners provide telephone and initial support to end-users.

Research and Development

   We seek to capitalize on our expertise in data synchronization technology by developing products for new applications and increasing the functionality of existing products. We believe our core DSX Technology and NXP Technology engines are widely applicable, and we plan to continue to develop new products and expand our technology licensing components with additional mobile solutions based on our core technologies.

   As of July 31, 2001, our engineering group consisted of 107 full-time employees and full-time equivalent consultants, which reflects the effect of recent termination as a result of cost reduction plans we implemented in the third and fourth quarters of fiscal 2001. Employees in our engineering group are engaged in product development and localization efforts for existing products. Product maintenance and customer support responsibilities are shared by engineering group employees on an as-needed basis. In fiscal 2001, fiscal 2000 and fiscal 1999, research and development expenses were $23.7 million, $17.9 million and $12.5 million, respectively.

   The markets for our products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. We first introduced our TranXit products in October 1994. Our future success will depend to a substantial degree upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards. We plan our budget for research and development based on planned product introductions and enhancements; however, actual expenditures may significantly differ from budgeted expenditures. Inherent in the product development process are a number of risks. The development of new, technologically advanced software products is a complex and uncertain process requiring high levels of innovation, as well as accurate anticipation of technological and market trends. The introduction of new or enhanced products also requires us to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. There can be no assurance that we will successfully develop, introduce or manage the transition to new products. We have in the past, and may in the future, experience delays in the introduction of our products, due to factors internal and external. Any future delays in the introduction or shipment of new or enhanced products, the inability of such products to gain market acceptance or problems associated with new product transitions could adversely affect our operating results, particularly on a quarterly basis. Also, refer to section "Our market changes rapidly due to changing technology and evolving industry standards. If we do not adapt to meet the sophisticated needs of our customers, our business and prospects will suffer" below under the caption "Business Risks."

Proprietary Rights

   We rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We also believe that factors such as technological and creative skills of our personnel, new product developments, frequent product enhancements and name recognition are essential to establishing and maintaining a technology leadership position. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We currently have 16 issued United States patents that expire in 2012 through 2018 and have 18 patent applications pending. There can be no assurance that our patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by us, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to our technology or design around the patents owned by us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of the our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not ensure that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. We have entered into source code escrow agreements with a limited number of our customers and resellers requiring release of source code in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against us, if we cease to do business or if we fail to meet our support obligations. We also provide our source code to foreign language translation service providers and to consultants in a limited circumstance. The provision of source code may increase the likelihood of misappropriation by third parties.

   We are not aware of any infringement of proprietary rights of any third party. There can be no assurance, however, that third parties will not claim infringement by us of their intellectual property rights. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps and as patent protection for software becomes increasingly popular. Any such claims, with or without merit, could be time consuming to defend, resulting in costly litigation, divert our attention and resources or cause product shipment delays. In addition, such claims could require us to discontinue the use of certain software codes or processes, to cease the manufacture, use and sale of infringing products, to incur significant litigation costs and expenses and to develop non-infringing technology or to obtain licenses to the alleged infringing technology. There can be no assurance that we would be able to develop alternative technologies or to obtain such licenses or, if a license were obtainable, that the terms would be commercially acceptable to us. In the event of a successful claim of product infringement against us and failure or inability to license the infringed or similar technology, our business, operating results and financial condition would be materially adversely affected. Also, refer to section "Our failure to adequately protect our propriety rights may harm our competitive position" below under the caption "Business Risks."

Employees

   As of July 31, 2001, we had 223 employees and full-time equivalent consultants, including 68 in sales and marketing, 107 in engineering, 25 in professional services and 23 in operations, finance and administration. These numbers reflect an approximately 35% reduction in our workforce as a result of our cost reduction programs implemented during April and July of 2001. Refer to
Note 11 of Notes to Consolidated Financials Statements set forth in Part IV of this report on Form 10-K for information on the cost reduction plans.

   All of our employees are located in the United States with the exception of 22, who are located in our foreign offices in Australia, Canada, Germany, Japan, Sweden and United Kingdom. None is represented by a labor union. We have experienced no work stoppages and believe our relationship with our employees is good.

   Competition for qualified personnel in our industry is intense. We believe that our future success will depend in part on our continued ability to hire, train and retain qualified personnel. Also, refer to section "We must retain and attract key employees or else we may not grow or be successful" below under the caption "Business Risks."

Business Risks

   There are many factors that affect our business and the results of our operations, some of which are beyond our control. The following is a description of some of the important factors that may cause the actual results of our operations in future periods to differ materially from those currently expected or desired.

  Recent terrorist activities and resulting military and other actions could adversely affect our business.

   The recent terrorist attacks in the United States, which have brought devastation to many people and shaken consumer confidence, have disrupted commerce throughout the world. The continued threat of terrorism within the United States and other countries and heightened security measures, as well as the current military action, in response to such threat may cause significant disruption to the global economy, including widespread recession. To the extent that such disruptions result in a general decrease in consumer spending and demand for our products and services, our inability to effectively market our products, or financial or operational difficulties for various vendors on which we rely for certain integral services used to support our operations, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, results of operations or financial condition.

  We are exposed to recent unfavorable economic conditions that have resulted in lower revenue, suspension of our online service offering and actions to reduce operating expenses, and continued or worsened conditions may result in additional actions to reduce operating expenses.

   We believe largely as a result of recent unfavorable economic conditions which have delayed or postponed corporate IT spending, our revenue has declined sequentially in both the third and fourth quarters of fiscal 2001 compared to the previous two quarters. In addition, due to slow adoption of Web-based service offerings as well as the delay of wireless handheld device deployment in United States corporations, we suspended indefinitely the release to the general public of our Intellisync.com/SM/ online service offering. We also incurred adjustments and other charges associated with actions we recently implemented aimed at reducing operating expenses. While we expect the current economic conditions to continue well into fiscal 2002, there can be no certainty as to the severity or duration of the economic slowdown. We also cannot predict the extent and timing, if any, of the impact of economic slowdown in the United States on economies in other countries and geographic regions in which we conduct business. If the economic conditions in the United States continue or worsen or if wider or global economic slowdowns occur, the demand for our products and services may also be reduced. Not only may these economic slowdowns reduce our customers' and prospects' budgets for our products and services, but also they may adversely affect our customers' ability to pay for our products and services. Accordingly, these economic slowdowns may have a material adverse impact on our business, operating results and financial conditions.

  We derive a portion of our revenue from a number of thinly capitalized and early-stage customers such as dot-com companies.

   Historically, we have derived a portion of our revenues from small and early-stage companies including dot-coms. Recently, many of these dot-com and other small companies have been closing down their operations. As a result of such failures, many similarly situated customers and potential customers may be experiencing difficulty in their capital-raising activities and may not be able to continue operations. The composition of our customer base exposes us to additional risks, including longer payment cycles and collection problems. We have implemented policies and procedures to identify and mitigate our exposure to such risks, but the failure of these thinly capitalized companies to be successful in their operations could have a material adverse effect on our business, results of operations and financial condition.

  The recent unfavorable economic conditions may severely affect a number of our customers as well as vendors, which may subsequently harm our business and results of operations.

   Economic slowdowns could cause many of our customers to reduce their IT spending or cease their investment in products, services and technologies such as those we provide. Any decrease in the demand for our products and services could adversely affect our operating results and financial condition. Our operating results and financial condition may also be adversely affected by difficulties we may encounter in collecting our accounts receivable and maintaining our profit margins during economic uncertainties.

   Economic slowdowns may also affect the various vendors on whom we rely for certain integral services used to support our operations. Our operating results and financial condition may be adversely affected in the event that a vendor were to experience financial or operational difficulties that resulted in a reduction or interruption in services it provides us.

  Our investment in goodwill and intangibles resulting from our acquisitions could become impaired.

   As of July 31, 2001, our goodwill and other intangibles, which are currently being amortized over a period of 18 months to five years, amounted to $12.8 million, net of accumulated amortization. We will continue to amortize our goodwill, $2.7 million for fiscal 2002, until our adoption in fiscal 2003 of Statement of Financial Accounting Standards (SFAS) No. 142, which requires the discontinuance of goodwill amortization. We will amortize approximately $2.4 million and $800,000 for other intangibles in fiscal 2002 and 2003, respectively. However, to the extent we do not generate sufficient cash flows to recover the net amount of any investment in goodwill and intangibles recorded, the investment could be considered impaired and could be subject to earlier write-off. In such events, our results of operations in any given period could be negatively impacted. Refer to Note 12 of Notes to Consolidated Financial Statements set forth in Part IV of this report on Form 10-K for information on impairment charges we recorded on certain goodwill and intangibles in fiscal 2001.

  We may incur significant stock-based compensation charges related to our stock option cancellation/regrant programs in future periods.

   Under the guidance in Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board (APB) Opinion No. 25, we have incurred and will continue to incur variable accounting charges related to certain stock options under our cancellation/regrant programs. These charges have been and will be based on the amount by which the common stock closing price at the end of the reporting period or date of exercise, forfeiture, cancellation without replacements, if earlier, exceeds the exercise price. The charge is amortized on an accelerated basis over the remaining vesting period of four years consistent with the method described by FASB Interpretation (FIN) No. 28. Depending upon movements in the market value of our common stock, the variable accounting treatment of certain stock options we granted may result in significant additional non-cash compensation charges in future periods. Refer to the caption "Non-Cash Stock Compensation" set forth under Results of Operations in Part II, Item 7 of this report on Form 10-K and Notes 10 and 18 of the Notes to Consolidated Financial Statements for more information on our recent cancellations/regrant programs.

  Our business and prospects depend on demand for and market acceptance of the wireless devices and mobile computing devices.

   The use of wireless devices and mobile computing devices for retrieving, sharing and transferring information among businesses, consumers, suppliers and partners has begun to develop only in recent years. Our success will depend in large part on continued growth in the use of wireless devices and mobile computing devices including personal digital assistants, handheld computers, smart phones, pagers and other mobile devices. Critical issues concerning the commercial use of wireless devices and mobile computing devices, including security, reliability, cost, ease of access and use, quality of service, regulatory initiatives and necessary increases in bandwidth availability, remain unresolved and are likely to affect the development of the market for our services. The adoption of wireless devices and mobile computing devices for information retrieval and exchange, commerce and communications generally will require the acceptance of a new medium of conducting business and exchanging information. Demand for and market acceptance of wireless devices and mobile computing devices are subject to a high level of uncertainty and are dependent on a number of factors, including:

  . the growth in access to, and market acceptance of, new interactive technologies;

  . emergence of a viable and sustainable market for wireless and mobile computing services;

  . the development of technologies that facilitate interactive communication between organizations; and

  .  increases in bandwidth for data transmission.

   If the market for wireless devices and mobile computing devices as a commercial or business medium does not develop, or develops more slowly than expected, our business, results of operations and financial condition will be seriously harmed.

   Specifically, even if the wireless and mobile computing services market does develop, services that we currently offer or may offer in the future may not achieve widespread market acceptance. Failure of our current and planned services to operate as expected could delay or prevent their adoption. If our target customers do not adopt, purchase and successfully deploy our other current and planned services, our revenue will not grow significantly and our business, results of operations and financial condition will be seriously harmed.

  The size of the mobile computing market cannot be accurately predicted, and if our market does not grow as we expect, our revenue will be below our expectations and our business and financial results will suffer.

   We are focusing on expanding into the mobile computing market, a new and an unproven market. Accordingly, the size of this market cannot be accurately estimated and therefore we are unable to accurately determine the potential demand for our products and services. If our customer base does not expand or if there is not widespread acceptance of our products and services, our business and prospects will be harmed. We believe that our potential to grow and increase the market acceptance of our products depends principally on the following factors, some of which are beyond our control:

  .  the effectiveness of our marketing strategy and efforts;

  .  our product and service differentiation and quality;

  .  our ability to provide timely, effective customer support;

  .  our distribution and pricing strategies as compared to our competitors;

  . growth in the sales of handheld devices supported by our software and growth in wireless network capabilities to match end user demand and requirements;

  .  our industry reputation; and

  . general economic conditions such as slowdowns in the computer or software markets or the economy in general.

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

   The market for our services is characterized by rapidly changing technology, evolving industry standards and frequent new service introductions. Our future success will depend to a substantial degree on our ability to offer services that incorporate leading technology, address the increasingly sophisticated and varied needs of our current and prospective customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. You should be aware that:

  . our technology or systems may become obsolete upon the introduction of alternative technologies;

  . we may not have sufficient resources to develop or acquire new technologies or to introduce new services capable of competing with future technologies or service offerings; and

  . the price of the services we provide is expected to decline as rapidly as the cost of any competitive alternatives.

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

  We have experienced losses and may not achieved sustained profitability in the future.

   An investor in our common stock should consider the risks, expenses and difficulties that young companies frequently encounter in the new and rapidly evolving market for wireless and mobile computing products and services. These risks to us include:

  .  our evolving, new business model;

  .  our need and ability to manage growth; and

  .  rapid evolution of technology.

   To address these risks and uncertainties, we must take several steps, including:

  .  creating and maintaining strategic relationships;

  .  expanding sales and marketing activities;

  .  integrating existing and acquired technologies;

  .  expanding our customer base and retaining key clients;

  . introducing and expanding new services, including our professional services organization;

  . managing rapidly growing operations, including new facilities and information technology infrastructure;

  .  competing in a highly competitive market; and

  .  attracting, retaining and motivating key employees.

   We may not be successful in implementing any of our strategies or in addressing these risks and uncertainties. Despite cost reduction measures we implemented in the third and fourth quarters of fiscal 2001, we expect that we will continue to incur reasonable costs, primarily as a result of our investment in various initiatives to enhance our existing products, develop and introduce, on a timely and cost-effective basis, new products and technologies that meet changing customer requirements, and develop our professional services organization. Moreover, even if we accomplish our objectives, we still may not achieve sustainable profitability in the future.

   There can be no assurance that we will generate sufficient revenues to meet expenses or to operate profitably in the future. These losses present a significant risk to our stockholders. If we cannot achieve profitability or positive cash flows from operating activities, we may be unable to meet our working capital and other payment obligations, which would have a material adverse effect on our business, financial condition and results of operation and the price of our common stock.

  Operating results may fluctuate significantly and may be difficult to predict.

   Our operating results have fluctuated in the past, and with the integration of the ProxiNet, Inc. (ProxiNet), NetMind and Dry Creek acquisitions and the Windward and SwiftTouch asset purchases, our operating results are likely to continue to fluctuate significantly. A number of factors, many of which are outside of our control, are likely to cause fluctuations in operating results, including, but not limited to:

  .  the demand for our products and services;

  . our success in developing new products and integrating acquired technologies;

  .  the timing of new product introductions by us and our competitors;

  .  market acceptance of our new and enhanced products and services;

  . market acceptance of handheld devices generally, and those supported by our products and services;

  .  the emergence of new industry standards;

  .  the timing of customer orders;

  .  the mix of products and services sold;

  .  product life cycles;

  .  competition;

  .  the mix of distribution channels employed;

  .  seasonal trends;

  . the timing and magnitude of our capital expenditures, including costs relating to the expansion of operations;

  . the evolving and unpredictable nature of the markets for our products and mobile computing devices generally;

  . the rate of growth of the market for personal computer, wireless devices and mobile computing devices in general; and

  .  general economic conditions.

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

   Due to our ongoing efforts to expand into retail and reseller channels, we are focusing our efforts on licensing our server and personal applications, as well as out technology licensing components--Browse-it, Mind-it, Sync-it and the Intellisync SDK--to corporations, software developers and mobile computing device manufacturers. As a result, we expect that our notebook and PC OEM revenue will continue to decrease as a percentage of our overall revenue. This new sales strategy has the following risks:

  . sales into these channels are harder to predict and may have lower margins than sales in other channels;

  . we have a very limited history in penetration and support for these channels;

  . the average transaction size and sales cycle vary significantly, making forecasting difficult;

  .  smaller transactions may have relatively higher administrative costs;

  . any significant deferral of purchases of our products by customers could jeopardize our operating results in any particular quarter;

  . to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected;

  . products that are accepted in the OEM market may not be readily accepted by corporations;

  .  we may incur increased costs related to new infrastructure requirements;
     and

  . planned marketing strategy may require significant expenditures but may not have immediate or future beneficial effect on sales.

   Our gross margin on service revenue, particularly non-recurring engineering service and professional service revenue, is substantially lower than gross margin on license revenue. We acquired Dry Creek in fiscal 2000 and, in connection with the acquisition of assets of Windward in fiscal 2001, we hired a number of employees of Windward to form the basis of our professional services group. Consequently, professional service revenue increased relatively in the first three quarters of fiscal 2001. Such increase in non-recurring engineering service and professional service revenue would have a corresponding increase in cost of revenue and would have an adverse effect on gross margins as a percent of total revenue. On the other hand, any decrease in utilization of employees in the professional services group brought about by a decrease in demand for implementation services may also result in gross margin on service revenue remaining low. Other factors that may affect gross margins include price changes or increased spending in response to competition or to pursue new market opportunities.

   The operating results of many software companies reflect seasonal fluctuations. For example, sales in Europe and certain other countries typically are adversely affected in the summer months when business activity is reduced. Our revenue and operating results may be adversely affected by diminished demand for products on a seasonal basis.

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

   The success of our product and service offerings depends, in large part, on our ability to develop and maintain relationships with original equipment manufacturers and business development organizations that help distribute our products and promote our services. We depend on these relationships to:

  .  distribute our products to purchasers of mobile devices;

  .  increase usage of our technology licensing components;

  .  build brand awareness through product marketing; and

  .  cooperatively market our products and services.

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

  If we are unable to provide satisfactory and quality services through our professional services organization, customer satisfaction and demand for our products will suffer.

   We believe that successful implementation of our technology by our customers and future growth in our product sales depend on our ability to provide our customers with professional services, including customer support, training, consulting and initial implementation and deployment of our products. We have developed an in-house professional services organization with employees who can perform these tasks and who also educate third-party systems integrators in the use of our products so that they can provide these services to our customers. If we are unable to develop sufficient relationships with third-party systems integrators and other customers, unable to complete product implementations in a timely manner, and unable to provide customers with satisfactory and quality support, consulting, maintenance and other services, we could face customer dissatisfaction, damage to our reputation, decreased overall demand for our products and loss of revenue.

  Our common stock will likely be subject to substantial price and volume fluctuations due to a number of factors, some of which are beyond our control.

   The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price is subject to wide fluctuations in response to a variety of factors including:

  .  quarterly variations in operating results;

  .  announcements of technological innovations;

  .  announcements of new software or services by us or our competitors;

  .  changes in financial estimates by securities analysts; or

  .  other events beyond our control, including general market conditions.

   The stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many high technology companies. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Furthermore, our operating results and prospects from time to time may be below the expectations of public market analysts and investors. Any negative change in the public's perception of companies in the wireless communications market could depress our stock price regardless of our operating results.

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

  Nasdaq could delist Pumatech common stock if we do not maintain compliance with Nasdaq's minimum bid price or continue to comply with financial, corporate governance, and other standards for continued listing.

   Our common stock is listed on the Nasdaq National Market. In order to maintain our listing on the Nasdaq National Market we must meet minimum financial and other requirements. If our stock price fails to close at $1.00 or higher for 30 consecutive days, Nasdaq may determine that we are not in compliance with its listing requirements and commence proceedings to have our stock delisted from the National Market. Although Nasdaq has declared a temporary moratorium on delisting for failure to meet the $1 minimum bid price requirement, if the minimum bid price of our common stock is below $1 for 30 consecutive trading days after the moratorium is lifted, our common stock may be delisted. In such case, while we intend to request an appeal of any potential delisting notice and undertake measures intended to maintain our listing, such as proposing reverse split, there can be no assurance that our common stock will remain listed on the Nasdaq National Market. Additional reasons for delisting include failure to maintain a minimum amount of stockholders' equity, and failure to timely file various reports with the SEC, as well as other requirements. There are also circumstances where Nasdaq may exercise broad discretionary authority for continued inclusion. If our common stock were delisted from Nasdaq for any reason, it could materially reduce the value of our common stock and its liquidity.

  There are risks associated with our long-term investments that may adversely affect our results of operations.

   Historically, we have made direct or indirect investments in privately held companies. Currently, we have a commitment with a venture capital firm that invests in companies that we believe have the potential to grow, and we may continue to make strategic investments in the future. There can be no assurance that these investments will bring us a return on investment. In addition, because the strategic investments tend to be in small, start-up technology companies, which are at risk for financial failure especially during an economic slowdown, there is a greater risk that the investments might be impaired. Refer to Note 4 of the Notes to Consolidated Financial Statements set forth in part IV of this report on Form 10-K for impairment charge we recorded on certain investments in fiscal 2001. Any impairment of such investments in the future could have a material adverse effect on our results of operations and financial condition.

  We are dependent on our international operations for a significant portion of our revenues.

   Our international activities expose us to additional risks. International revenue, primarily from customers based in Japan, accounted for 26%, 27% and 40% of our revenue in fiscal 2001, 2000, and 1999, respectively. A key component of our strategy is to further expand our international activities. As we continue to expand internationally, we are increasingly subject to risks of doing business internationally, including:

  .  unexpected changes in regulatory requirements and tariffs;

  . export controls relating to encryption technology and other export restrictions;

  .  political and economic instability;

  .  difficulties in staffing and managing foreign operations;

  .  reduced protection for intellectual property rights in some countries;

  .  longer payment cycles;

  .  problems in collecting accounts receivable;

  .  potentially adverse tax consequences;

  . seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

  . fluctuations in currency exchange rates that may make our products more expensive to international customers;

  . gains and losses on the conversion to United States dollars of accounts receivable and accounts payable arising from international operations due to foreign currency denominated sales;

  . nonrefundable withholding taxes on royalty income from customers in certain countries, such as Japan and Taiwan; and

  . an adverse effect on our provision for income taxes based on the amount and mix of income from foreign customers; and

  . exposure to risk of non-payment by customers in foreign countries with highly inflationary economies.

   Any of these risks could harm our international operations. For example, some European countries already have laws and regulations related to content distributed on the technologies used on the Internet that are more strict than those currently in force in the United States. The European Parliament has recently adopted a directive relating to the reform of copyright in the European Community that will, if made into law, restrict caching and mirroring. Any or all of theses factors could cause our business and prospects to suffer.

   Any of these risks could harm our international operations. For example, some European countries already have laws and regulations related to content distributed on the technologies used on the Internet that are more strict than those currently in force in the United States. The European Parliament has recently adopted a directive relating to the reform of copyright in the European Community that will, if made into law, restrict caching and mirroring. Any or all of these factors could cause our business and prospects to suffer.

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

   To date, the majority of our customers have paid for our services in United States dollars. For the fiscal years 2001, 2000 and 1999, costs denominated in foreign currencies were nominal and we had minimal foreign currency losses during those periods. However, we believe that in the future an increasing portion of our costs will be denominated in foreign currencies as we ramp up our offices in Europe and open offices in other countries. Fluctuations in the value of the Yen, Euro or other foreign currencies may cause our business and prospects to suffer. We will also be exposed to increased risk of non-payment by our customers in foreign countries, especially those with highly inflationary economies. We currently do not engage in foreign exchange hedging activities and, although we have not yet experienced any material losses due to foreign currency fluctuation, our international revenues are currently subject to the risks of foreign currency fluctuations and such risks will increase as our international revenues increase.

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

   We have in the past acquired or made investments in, and intend in the future to acquire or make investments in other complementary companies, products and technologies. We have acquired certain assets of Windward and SwiftTouch and acquired Dry Creek, NetMind, ProxiNet, SoftMagic Corporation, RealWorld Solutions, Inc. and IntelliLink Corporation. In the event of any future acquisitions or investments, we could:

  . issue stock that would dilute the ownership of our then existing stockholders;

  .  incur debt;

  .  assume liabilities;

  . face the Securities and Exchange Commission (SEC) challenges to the accounting treatment of these acquisitions which may result in changes to our financial statements and cause us to incur charges to earnings over time that we did not expect;

  . incur amortization expenses related to goodwill and other intangible assets; or

  .  incur large and immediate write-offs.

   These acquisitions and investments also involve numerous risks, including:

  . problems integrating the operations, technologies or products purchased with those we already have;

  .  unanticipated costs and liabilities;

  .  diversion of management's attention from our core business;

  . adverse effects on existing business relationships with suppliers and customers;

  . risks associated with entering markets in which we have no or limited prior experience; and

  . potential loss of key employees, particularly those of the acquired organizations.

   For information on the impairment charges we recorded in fiscal 2001 on certain goodwill and identifiable intangibles and other related assets held for disposal, refer to Note 12 of Notes to Consolidated Financial Statements set forth in Part IV of this report on Form 10-K.

  We have anti-takeover defenses that could delay or prevent a takeover that stockholders may consider favorable.

   Certain provisions of our certificate of incorporation and bylaws and provisions of Delaware law could have the effect of delaying, deferring or preventing an acquisition of Pumatech. These provisions include a classified board of directors and limitations on actions by our stockholders by written consent. In addition, our board of directors has the right to issue up to 2,000,000 shares of "blank check" preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. The preferred stock we issue could have mandatory redemption features, liquidation preference and other rights that are senior to the rights of common stockholders. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

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

   Our working capital is primarily comprised of cash, short-term investments, accounts receivable, inventory, other current assets, accounts payable, accrued expenses, deferred revenue and current portion of notes payable. The timing and amount of our future capital requirements may vary significantly depending on numerous factors, including our financial performance, and technological and competitive developments in our industry. These factors may cause our actual revenue and costs to vary from expected amounts, possibly to a material degree, and such variations are likely to affect our future capital requirements.

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

   We are subject not only to regulations applicable to businesses generally, but also to laws and regulations directly applicable to wireless and mobile computing devices. Demand for our products in certain countries, and our ability to meet this demand, is subject to export controls on hardware and on the encryption software incorporated into our products. In addition, state, federal and foreign governments may adopt laws and regulations governing any of the following issues:

  .  taxation of electronic commerce;

  .  the wireless distribution of specific material or content; and

  .  the characteristics and quality of mobile products and services.

   One or more states or the federal government could enact regulations aimed at companies like us, which provide software that facilitates e-commerce and wireless communications. The likelihood of the enactment of regulation in these areas will increase as the wireless and mobile devices become more pervasive and extend to more people's daily lives. Any legislation, regulation or taxation of or concerning electronic commerce could dampen the growth of wireless and mobile computing devices and decrease its acceptance as a communications and commercial medium. If a reduction in growth occurs as a result of these events, demand for our services, technologies and other products could decline significantly.

  There are many companies providing competing products and services.

   There are few substantial barriers to entry and we expect that we will face additional competition from existing competitors and new market entrants in the future.

   We currently face direct competition with respect to our Intellisync, Intellisync Anywhere and Enterprise Intellisync, Satellite Forms, Sync-it, Browse-it and Mind-it products. Intellisync retail and Enterprise products face competition from AvantGo Inc.'s Pylon Conduit, Chapura, Inc.'s Pocket Mirror, Duke Communications' (Group Computing) EasySync Pro, Extended Systems, Inc., IBM Corporation's Lotus Software, Laplink, Inc.'s PDASync, and Palm Desktop from Palm, Inc. Satellite Forms faces competition from Aether Systems' ScoutBuilder, AppForge, Inc., iConverse, Inc., Metrowerks Code Warrior, mPortal, Inc., Pencel Corporation, Pendragon Software Corporation, and Salsa Software. Our server-based software and Sync-it product's synchronization features face competition from Aether, AvantGo, Chapura, Extended Systems, FusionOne, Inc., Infowave Software, Motorola, Inc., Synchrologic, Inc. and Wireless Knowledge, Inc. Browse-it's transformation and mobile content distribution features face competition from AlterEgo Networks, AU-Systems, AvantGo, Everypath, Inc., 4thpass LLC, Handspring's Bluelark Systems, Neomar, Inc., Qualcomm, Inc., ThinkersGroup, Inc. and Wireless Knowledge. In the area of alerts, change detection and analytics, Mind-it faces competition from Adeptra, Inc., Alerts.com, Inc., BroadVision, Inc., Categoric Software Corporation, Connotate Technologies, Inc., MicroStrategy, Inc., and 724 Solutions Inc. In addition to direct competition noted, we face indirect competition from existing and potential customers that may provide internally developed solutions to each of our technology licensing components.

   Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. Our larger competitors may be able to provide customers with additional benefits in connection with their Internet systems and network solutions, including reduced communications costs. As a result, these companies may be able to price their products and services more competitively than we can and respond more quickly to new or emerging technologies and changes in customer requirements. If we are unable to compete successfully against our current or future competitors, we may lose market share, and our business and prospects would suffer.

   Increased competition could result in:

  .  price and revenue reductions and lower profit margins;

  .  loss of customers or failure to obtain additional customers; and

  .  loss of market share.

   Any one of these could materially and adversely affect our business, financial condition and results of operations.

  The integration of key new employees and officers into our management team may interfere with our operations.

   We may, in the future, hire a number of key employees to our professional services organization, research and development, administrative and sales and marketing groups. To integrate into our company, new employees must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties. Accordingly, the integration of new personnel may result in some disruption to our ongoing operations. If we fail to complete this integration in an efficient manner, our business and financial results will suffer.

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

   Although we currently have 16 issued United States patents and have an additional 18 patent applications pending, we cannot be certain that such patents and patent applications will provide an adequate level of intellectual property protection. In addition, we have corresponding international patent applications pending under the Patent Cooperation Treaty in countries to be designated at a later date. We cannot be certain that any pending or future patent applications will be granted, that any pending or future patents will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us.

   We have also provided our source code under escrow agreements and to foreign translators, which may increase the likelihood of misappropriation by third parties.

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

   The risks associated with such non-exclusive third party licenses:

  . If we are unable to continue to license the technology or to license other necessary technologies for use with our products or if there are substantial increases in royalty payments under third-party licenses, it could jeopardize our operating results.

  . The effective implementation of our products depends upon the successful operation of these licenses in conjunction with our products, and therefore any undetected errors in products resulting from such licenses may prevent the implementation or impair the functionality of our products, delay new product introductions and injure our reputation. Such problems could have a material adverse effect on our business, operating results and financial condition.

  . Although we are generally indemnified against claims that the third party technology we license infringes the proprietary rights of others, this indemnification is not always available for all types of intellectual property rights (for example, patents may be excluded) and, in some cases, the scope of such indemnification is limited. Even if we receive broad indemnification, third party indemnitors are not always well-capitalized and may not be able to indemnify us in the event of infringement, resulting in substantial exposure to us. There can be no assurance that infringement or invalidity claims arising from the incorporation of third party technology in our products, and claims for indemnification from our customers resulting from these claims, will not be asserted or prosecuted against us. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays, all of which could materially adversely affect our business, operating results and financial condition.

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

   Our operations depend upon our ability to maintain and protect our computer systems and core business applications, which are located at our offices, as well as hosted by a third party vendor. Our systems are vulnerable to damage from break-ins, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against break-in, unauthorized access, vandalism, fires, floods, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case, and will not likely compensate us for all the damages caused by these or similar events. In addition, while we put various security measures in place to detect any unauthorized access to our computers and computer networks, we may be unable to prevent computer programmers or hackers from penetrating our network security or creating viruses to sabotage or otherwise attack our computer networks from time to time. A breach of our security could seriously damage our reputation, which would harm our business. In addition, because a hacker who penetrates our network security could misappropriate proprietary information or cause interruptions in our services, we might be required to expend significant resources to protect against, or to alleviate, problems caused by hackers. We might also face liability to persons harmed by misappropriation of secure information if it is determined that we did not exercise sufficient care to protect our systems.

  Rapid growth in our business could strain our resources and harm our business and financial results.

   Any plan to expand and develop our existing enterprise and professional services business will place a significant strain on our management, financial controls, operations systems, personnel and other resources. If we are successful in implementing our marketing strategy, we also expect the demands on our technical support resources to grow rapidly, and we may experience difficulties responding to customer demand for our services and providing technical support in accordance with our customers' expectations. We expect that these demands will require not only the addition of new management personnel, but also the development of additional expertise by existing management personnel and the establishment of long-term relationships with third-party service vendors. In addition, we recently opened additional offices in Europe and other international locations and may require opening more offices in United States and international locations in the future. In such cases, we may encounter difficulties in integrating information and communications systems in multiple locations. We may not be able to keep pace with growth, successfully implement and maintain our operational and financial systems or successfully obtain, integrate and utilize the employees, facilities, third-party vendors and equipment, or management, operational and financial resources necessary to manage a developing and expanding business in our evolving and increasingly competitive industry. If we are unable to manage growth effectively, we may lose customers or fail to attract new customers and our business and financial results will suffer.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

   The executive officers and directors of the Company are as follows:

 Name                     Age Position
 ----                     --- --------
 Bradley A. Rowe......... 41  President, Chief Executive Officer and Director
 Stephen A. Nicol........ 41  Executive Vice President of Sales and
                              BusinessDevelopment, Secretary and Director
 Kelly J. Hicks.......... 39  Vice President of Operations and Chief Financial
                              Officer
 John W. Stossel......... 37  Vice President of Professional Services
 Richard Walker.......... 44  Vice President of Marketing and Online Services
 Michael M. Clair........ 53  Chairman of the Board
 M. Bruce Nakao.......... 57  Director
 Michael J. Praisner +... 55  Director
 Kirsten Berg-Painter *.. 41  Director

--------
+  Mr. Praisner became a director of Pumatech in April 2001
*  Ms. Berg-Painter became a director of Pumatech in August 2001

   Mr. Rowe co-founded Pumatech in August 1993 and has served as president since October 1993 and chief executive officer since March 1995. He has also served as a director of Pumatech since August 1993. Prior to founding Pumatech, from January 1991 to July 1993, he held various management positions at SystemSoft Corporation, a PC system software supplier, including vice president of worldwide sales and general manager of desktop computing. In June 1988, Mr. Rowe co-founded Extar Technologies, a manufacturer's representative of PC products, where he held a number of management positions, including vice president of sales and president until December 1990. From November 1983 to June 1988, Mr. Rowe served in various sales positions at Western Digital Corporation, a storage management company, including director of western area sales. Mr. Rowe currently serves as a director of several privately-held companies. Mr. Rowe holds a BS degree in engineering and management science from Princeton University.

   Mr. Nicol co-founded Pumatech in August 1993. He served as senior vice president of sales of Pumatech until November 1999, when he was appointed senior vice president of sales and business development. He has also served as a director of Pumatech since August 1993. Prior to founding Pumatech, he served in several capacities at SystemSoft Corporation, including director of sales for Japan and Asia Pacific from July 1992 to July 1993 and as sales manager for the Eastern United States from November 1991 to July 1992. Mr. Nicol co-founded Extar Technologies in June 1988 where he served until November 1991 as vice president of sales. Previously, Mr. Nicol served as OEM manager for Western Digital Corporation and computer sales representative for Hewlett-Packard Company, a global provider of computing and imaging solutions and services. He holds an AB degree in Political Science from Princeton University.

   Mr. Hicks became the chief financial officer and vice president of operations of Pumatech in May 1999. From November 1998 to May 1999, Mr. Hicks served as vice president of finance and operations of Luminate Software, Inc., a provider of service level management software solutions. Mr. Hicks also served as corporate controller of Pumatech from January 1997 to November 1998. From 1991 to January 1997, Mr. Hicks served in various capacities with The Santa Cruz Operation, Inc., a UNIX software development company, last serving as corporate controller. Mr. Hicks holds a BS degree in business administration with a concentration in Finance from California State University, Chico.

   Mr. Stossel became the vice president of professional services of Pumatech in July 2000. From February 1999 to July 2000, Mr. Stossel served as a member of Dry Creek Software LLC, a mobile computing professional services firm he founded in February 1999 and was acquired by Pumatech in July 2000. Prior to founding Dry Creek, Mr. Stossel served as vice president of engineering of Pumatech from July 1997 to

January 1999. Mr. Stossel was also founder and chief executive officer from January 1994 to July 1997 of RealWorld Solutions which provided enterprise class software enabling handheld devices to access data over the Internet and wireless networks. RealWorld was acquired by Pumatech in July 1997. Previously, Mr. Stossel held a variety of management and engineering positions at Apple Computer, Inc., a personal computing company, and Charles Schwab & Co., Inc., an online brokerage firm. Mr. Stossel is a dual-degree graduate of the University of Pennsylvania and holds a BS degree in Economics from Wharton School along with a BAS concentrating in Electrical Engineering engineering positions at Apple Computer, Inc., a personal computing company, and Charles Schwab & Co., Inc., an online brokerage firm. Mr. Stossel is a dual-degree graduate of the University of Pennsylvania and holds a BS degree in Economics from Wharton School along with a BAS concentrating in Electrical Engineering.

   Mr. Walker became the vice president of marketing and online services of Pumatech in November 2000. Prior to joining Pumatech, Mr. Walker has served as an independent information technology consultant. From October 1999 to September 2000, Mr. Walker was founder, president and chief executive officer of TapCast, a mobile portal combining the Internet with wireless technology for the consumer youth market. From May 1998 to October 1999, Mr. Walker served as vice president of marketing for Terastor Corporation, developer of revolutionary optical recording system based on Near Field Recording Technology. From April 1983 to May 1998, Mr. Walker served in various capacities with Hewlett-Packard, working in North America, Europe and Asia. His accomplishments at Hewlett-Packard included managing the company's commercial PC business in Asia Pacific, driving the worldwide marketing of handheld products, and serving as a founding member of the executive staff for the company's entry into the consumer PC business. He holds a bachelor's of business degree from Sheffield Polytechnic (now Sheffield University) in Sheffield, England.

   Mr. Clair became a director of Pumatech in December 1994 and has served as chairman of the board of Pumatech since March 1995. Since June 1995, Mr. Clair has served as an independent financial consultant. Mr. Clair was a founder of SynOptics Communications (now Nortel Networks), a computer networking company, and from January 1987 to November 1992, served as vice president of sales and marketing and then as senior vice president of sales and customer service of SynOptics. Mr. Clair has more than 25 years of experience in data processing, data and voice communications and local area networking. He spent the early part of his career with Tymshare, Inc., a computer time-sharing company, and ROLM, a manufacturer of digital PBX equipment, in a variety of sales and marketing positions. He holds a BS degree in business and an MBA degree from the University of Buffalo. Mr. Clair is a director of several private companies.

   Mr. Nakao became a director of Pumatech in May 1999. Prior to joining Pumatech's board of directors, from June 1996 to May 1999, Mr. Nakao was senior vice president, finance and administration and the chief financial officer of Pumatech. Prior to that, from May 1986 to June 1996, Mr. Nakao served in several capacities at Adobe Systems Incorporated, a software company, most recently as its senior vice president, finance and administration, chief financial officer and treasurer. Prior to his retirement Mr. Nakao was with Ask Jeeves, Inc., an Internet search company, where he served as its senior vice president, finance and administration and chief financial officer from April 1999 until July 2000. He holds a BA degree in business and economics from the University of Washington and a MBA degree from Stanford University.

   Mr. Praisner became a director of Pumatech in April 2001. Prior to his retirement, from April 1998 to October 1999, Mr. Praisner served as vice president of finance and administration and chief financial officer of Beyond.com Corporation, an online software resale company. From 1995 to 1997, Mr. Praisner served as vice president, finance and administration, chief financial officer, and secretary of Silicon Storage Technology, Inc., a supplier of flash memory devices. From 1994 to 1995, Mr. Praisner served as vice president, finance and chief financial officer of MicroModule Systems, Inc., a manufacturer of multichip modules for computer and telecommunications applications. From 1992 to 1993, Mr. Praisner served as vice president, finance and chief financial officer of Electronics for Imaging, Inc., a manufacturer of color desktop publishing computer systems. During part of 1991, Mr. Praisner served as vice president, finance and chief financial officer of Digital Link Corp., a computer communications equipment company. From 1989 to 1991, Mr. Praisner served as corporate controller of Applied Materials Inc., a manufacturer of semiconductor wafer fabrication equipment. He holds a BA degree in liberal arts and MBA degree from Southern Methodist University and is a Certified Public Accountant.

   Ms. Berg-Painter became a director of Pumatech in August 2001. Since November 2000, Ms. Berg-Painter has served as an independent marketing consultant. From July 1998 to October 2000, Ms. Berg-Painter served as senior vice president of worldwide marketing at Clarify, Inc. (now a division of Nortel Networks), a software developer. From 1989 to 1998, Ms. Berg-Painter served in various capacities with Aspect Communications Corporation, a provider of customer relationship portals, last serving as general manager and vice president of one of its product divisions. Previously, Ms. Berg-Painter served as director of product marketing for AST Research, Inc., a personal computer manufacturer; as director of marketing for Syntellect, Inc., a provider of call-center technology and hosted service solutions; and in various marketing positions at IBM, a provider of computer hardware and software, in Norway. Ms. Berg-Painter currently serves as a member of the advisory board for On Your Mind, Inc., an enterprise software company. She holds a BA degree in business and economics from University of California, Los Angeles and attended business school at Norges Handleshoyskolen in Bergen, Norway.

ITEM 2. PROPERTIES

   At July 31, 2001, we leased the facilities described below:

                                                                                           Lease
Location                Function                                        Square Feet   Expiration Date
--------                --------                                        -----------   ---------------
California
San Jose, CA            Corporate headquarters; administrative offices,
                          sales and marketing                             31,952/(1)/  June 2006
Los Gatos, CA           Professional services                             15,000       August 2005
Santa Cruz, CA          Engineering                                       20,924/(2)/  April 2006
Campbell, CA                                                               5,500/(3)/  August 2002
Emeryville, CA                                                             6,753/(4)/  August 2003
New Hampshire
Nashua, NH              Engineering, product marketing, and technical
                          support for Intellisync family of products      18,688       November 2003
                                                                           9,006/(3)/  October 2003
International
Farnham, United Kingdom Sales and marketing                                1,037       January 2005
Tokyo, Japan            Sales and marketing and administrative offices     3,024       July 2002

--------
/(1)/30% of property is subleased until May 2003.
/(2)/28% of property is available for sublease.
/(3)/Subleased for the duration of the lease term.
/(4)/Available for sublease.

   As part of the restructuring we implemented in fiscal 1999, we vacated a portion of our San Jose and Nashua facilities. The total restructure charge related to this facility was $558,000. The unused balance as of July 31, 2001 was $173,000. We have secured a tenant for the vacated portion of the San Jose facility.

   As part of the cost reduction plans implemented during the third and fourth quarters of fiscal 2001, we consolidated facilities with space located in Santa Cruz, California and Nashua, New Hampshire. Accordingly, we incurred a total charge for anticipated lease payments and vacancy costs of approximately $573,000, of which $568,000 remained unused at July 31, 2001. Those facilities in Santa Cruz, Campbell, Emeryville and Nashua that we vacated as a result of consolidating our offices are subleased or available for sublease.

   We believe that our existing facilities are suitable for our present purposes and that we can locate and acquire additional space when and as it is needed although we cannot be certain that such space can be acquired on terms acceptable to us.

ITEM 3. LEGAL PROCEEDINGS

   We are not a party to any litigation that we believe will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal year 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Pumatech's common stock began trading on the Nasdaq National Market on December 5, 1996, under the symbol "PUMA." The following table sets forth the high and low closing prices for our common stock as reported on the Nasdaq National Market from August 1, 1999, through July 31, 2001. These prices are adjusted for the two-for-one stock split in the form of a stock dividend paid to our stockholders on March 22, 2000. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                                   High     Low
                                                                 -------- --------
Fiscal 2000
-----------
First fiscal quarter (August 1, 1999 to October 31,1999)........ $18.5000 $ 2.1875
Second fiscal quarter (November 1, 1999 to January 31, 2000)....  65.3125  17.5000
Third fiscal quarter (February 1, 2000 to April 30, 2000).......  98.0000  22.8750
Fourth fiscal quarter (May 1, 2000 to July 31, 2000)............  37.0000  19.7500
Fiscal 2001
-----------
First fiscal quarter (August 1, 2000 to October 31, 2000).......  26.6250  12.2500
Second fiscal quarter (November 1, 2000 to January 31, 2001)....  16.7500   3.8125
Third fiscal quarter (February 1, 2001 to April 30, 2001).......   9.2500   2.5400
Fourth fiscal quarter (May 1, 2001 to July 31, 2001)............   4.8100   2.0300

   As of October 16, 2001, there were approximately 395 stockholders of record of our common stock and 44,882,251 shares of common stock outstanding. Additionally, on such date the last reported closing sale price of our common stock, as reported by the Nasdaq National Market, was $2.2401 per share.

   We have never paid dividends on our capital stock. We currently intend to retain any future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

   This summary of our consolidated financial information for fiscal years 1997 to 2001 should be read along with our audited consolidated financial statements contained in this Annual Report on Form 10-K. The summarized financial information, other than the statement of operations data for fiscal 1997 and 1998 and the balance sheet data at July 31, 1997, 1998 and 1999, was taken from these financial statements.

   This summary of consolidated financial statements include the accounts of Pumatech and our wholly and majority owned subsidiaries, including the company formerly known as NetMind Technologies, Inc. (NetMind) that merged with and into a wholly-owned subsidiary of Pumatech on February 24, 2000 in a pooling of interests transaction. All periods presented have been restated in order to include the financial results of NetMind since inception.

   A number of items affect the comparability of this information:

  . The results of operations for fiscal year 2001 include the effect of a $1,417,000 charge for severance costs, facilities consolidation and assets held for disposal associated with the cost reduction programs implemented in the third and fourth quarters of fiscal 2001. Additional charges were incurred for write-downs of impaired intangibles and other assets of $10,614,000 and direct investments of $1,180,000, and non-cash stock compensation expense of $1,058,000 in connection with the options granted by NetMind prior to the Company's acquisition of NetMind and the stock option regrant program implemented in July 2001.

  . The results of operations for fiscal years 2000 and 1999 include charges of $2,002,000 and $410,000, respectively, for non-cash stock compensation expense incurred in connection with the acquisition of NetMind and IPO of Pumatech.

  . The results of operations for fiscal year 2000 include a charge of $4,218,000 for purchased in-process research and development in connection with the acquisitions of ProxiNet, Inc. and a charge of $6,322,000 for merger related expenses incurred in connection with the merger with NetMind.

  . The results of operations for fiscal years 2000 and 1999 include charges of $3,877,000 and $4,238,000, respectively, for accretion of redeemable convertible preferred stock in connection with the acquisition of NetMind.

  . The results of operations for fiscal year 1999 include the effect of a $768,000 charge associated with the restructuring program implemented for the purpose of consolidating the majority of Pumatech's engineering and development work at existing facilities in Nashua, New Hampshire.

  . The results of operations for fiscal years 1998 and 1997 include charges of $2,155,000 and $880,000, respectively, for purchased in-process research and development in connection with the acquisitions of SoftMagic Corporation, Real World Solutions and IntelliLink Corporation, respectively.

Condensed Consolidated Statement of Operations Data

                                                                        Year Ended July 31,
                                                          ----------------------------------------------
                                                            2001      2000      1999     1998     1997
                                                          --------  --------  --------  -------  -------
                                                               (In thousands, except per share data)
Revenue.................................................. $ 38,693  $ 30,813  $ 20,723  $22,341  $15,633
Cost of revenue and operating expenses...................   82,238    57,403    29,704   26,408   15,529
                                                          --------  --------  --------  -------  -------
Operating income (loss)..................................  (43,545)  (26,590)   (8,981)  (4,067)     104
Other income, net........................................    3,344     5,023     3,868    1,077      820
Other-than-temporary impairment of direct investments....   (1,180)       --        --       --       --
                                                          --------  --------  --------  -------  -------
Income (loss) before income taxes........................  (41,381)  (21,567)   (5,113)  (2,990)     924
Provision for income taxes...............................     (437)     (632)     (715)  (1,164)    (831)
                                                          --------  --------  --------  -------  -------
Net income (loss)........................................  (41,818)  (22,199)   (5,828)  (4,154)      93
Accretion of mandatorily redeemable convertible preferred
  stock to redemption value..............................       --    (3,877)   (4,238)      --       --
                                                          --------  --------  --------  -------  -------
Net income (loss) attributable to common stockholders.... $(41,818) $(26,076) $(10,066) $(4,154) $    93
                                                          ========  ========  ========  =======  =======
Basic and diluted net loss per share..................... $  (0.96) $  (0.74) $  (0.34) $ (0.15) $    --

Condensed Consolidated Balance Sheet Data

                                                                            July 31,
                                                            ----------------------------------------
                                                             2001     2000    1999    1998    1997
                                                            ------- -------- ------- ------- -------
                                                                         (In thousands)
Cash, cash equivalents and short-term investments.......... $48,908 $ 85,260 $28,516 $21,091 $21,180
Working capital............................................  44,489   80,317  24,896  20,480  22,241
Total assets...............................................  78,934  118,655  37,122  30,745  29,530
Long-term obligations......................................      --      310      --      41      66
Total stockholders' equity.................................  68,192  105,077  18,201  25,824  26,242

Summary Condensed Quarterly Data

                                                           Three Months Ended
                               --------------------------------------------------------------------------
                               July 31,  April 30, Jan. 31, Oct. 31, July 31, April 30, Jan. 31, Oct. 31,
                                 2001      2001      2001     2000     2000     2000      2000     1999
                               --------  --------- -------- -------- -------- --------- -------- --------
                                                 (In thousands, except per share data)
Revenue....................... $  7,114   $10,345  $11,311  $ 9,923  $ 9,026  $  8,014  $ 7,361    $6,412
Cost of revenue and operating
  expenses....................   28,692    19,125   18,564   15,857   15,531    19,177   10,454    12,241
                               --------   -------  -------  -------  -------  --------  -------  --------
Operating loss................  (21,578)   (8,780)  (7,253)  (5,934)  (6,505)  (11,163)  (3,093)  (5,829)
Net loss......................  (20,990)   (9,274)  (6,572)  (4,982)  (5,146)  (10,013)  (2,285)  (4,755)
Accretion of mandatorily
  redeemable convertible
  preferred stock to
  redemption value............       --        --       --       --       --      (577)  (1,765)  (1,535)
                               --------   -------  -------  -------  -------  --------  -------  --------
Net loss attributable to
  common stockholders......... $(20,990)  $(9,274) $(6,572) $(4,982) $(5,146) $(10,590) $(4,050) $(6,290)
                               ========   =======  =======  =======  =======  ========  =======  ========
Basic and diluted net loss per
  share....................... $  (0.47)  $ (0.21) $ (0.15) $ (0.12) $ (0.12) $  (0.26) $ (0.11)  $(0.20)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following information should be read in conjunction with the consolidated financial statements and the notes thereto and included elsewhere in our annual report on Form 10-K for the fiscal year ended July 31, 2001. This Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events or our future performance that involve certain risks and uncertainties. In this report, the words "anticipate(s)," "believe(s)", "expect(s)", "intend(s)", "future" and similar expressions identify forward-looking statements. Actual events or our actual future results may differ materially from any forward-looking statements due to such risks and uncertainties including those set forth in Part I, Item 1 under the caption "Business Risks" and elsewhere in this report on Form 10-K. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

   Management's discussion and analysis includes:

  .  Business overview.

  . A comparison of our results of operations for fiscal 2001 with the results for fiscal 2000, and the results for fiscal 2000 with those for fiscal 1999.

  .  A discussion of our operating liquidity and capital resources.

Business Overview

   Pumatech, Inc. (Pumatech or the "Company") was incorporated in California in August 1993 and reincorporated in Delaware in November 1996, both under the name Puma Technology, Inc. We changed our corporate name to Pumatech, Inc. in December 2000. We develop, market and support synchronization, change detection/notification, and Web rendering/browsing software that enables consumers, mobile professionals and information technology officers to harness the full capabilities of handheld organizers/computers, Web-enabled cellular phones, pagers and other wireless/wireline personal communications platforms. We provide a mobile solution that provides several alternative implementations for synchronization, complete customization of device-based applications, centralized backup, security, information flow control, notification, e-commerce and browsing of intranet and Internet-based information. Our software is designed to improve the productivity of business professionals and corporations who are increasingly relying on mobile computing devices to address their growing needs for accessible, up-to-date information, whether in or out of the office. Our product families, which include Intellisync(R), Enterprise Intellisync(TM), Intellisync Anywhere(R), Satellite Forms(R), Browse-it(TM), Mind-it(TM) and Sync-it(TM) software, are designed to connect mobile devices to essential information anytime, anywhere.

   We license our software products directly to enterprise corporations, original equipment manufacturers (OEMs) and business development organizations worldwide. In addition, we sell our retail products through several distribution channels both domestically and internationally, including major distributors, resellers, computer dealers, retailers and mail-order companies. Internationally, we are represented by over 30 distributors and resellers in Africa, Asia, Australia, Canada, Europe, New Zealand, and South America.

  Acquisitions

   In October 1999, we acquired ProxiNet, Inc. (ProxiNet), a privately-held company involved in the development of software enabling users of Palm OS(R) handheld devices to browse Internet content. ProxiNet brought us a highly scalable proxy-based transformation and delivery architecture. As a result, in June 2000 we introduced Browse-it software which allows portals, wireless internet service providers (ISPs) and e-commerce companies to provide highly secure, real-time Web access to users of Palm OS handheld devices, along with the ability to download Web pages for offline viewing when wireless or wireline access is not available.

   In February 2000, we acquired NetMind Technologies, Inc. (NetMind), a leading provider of scalable software solutions that integrate user-driven personalization technologies into the Internet infrastructure, which brought us a broad range of Web-based personalization, change-detection and notification technologies. As a result, in June 2000 we introduced Mind-it software which enables users to receive instant notification of changes to any content they request on the Internet or corporate intranet.

   In July 2000, we acquired Dry Creek Software (Dry Creek), a professional services entity engaged in delivering software products and services that enable rapid integration of new product features into e-business applications. Together with The Windward Group (Windward), Dry Creek forms the core of Pumatech's new Professional Services Organization.

   In October 2000, we signed and closed an asset purchase agreement with Vanteon Corporation (Vanteon), of Rochester, New York to acquire selective assets and assume certain liabilities of Windward, a wholly owned subsidiary of Vanteon headquartered in Los Gatos, California. Windward is a professional services company specializing in creating consumer and enterprise solutions that combine mobile, wireless, desktop, Internet and database technology.

   In November 2000, we signed and closed an agreement to acquire certain intellectual property and other assets of SwiftTouch Corporation (SwiftTouch) of Bedford, Massachusetts, a provider of Web-based Universal Access Solutions.

   The above acquisitions, except for NetMind, were accounted for as purchase business combinations, and the results of operations of these acquired entities are included in our historical consolidated financial statements prospectively from their respective dates of acquisition. NetMind was accounted for as a pooling of interests and, accordingly, all of our historical financial information and analysis have been restated to combine the results of Pumatech and NetMind. Refer to Note 3 of the Notes to Consolidated Financial Statements set forth in Part IV of this report on Form 10-K for more information on the acquisitions.

  Non-Recurring Events

   In the first quarter of fiscal 1999, we implemented a restructuring program for the purpose of consolidating the majority of engineering and development work at our existing facilities in Nashua, New Hampshire. As a result, we recorded a total restructuring charge of $768,000 for fiscal 1999 for reduction in workforce of approximately 40 positions and vacating a portion of our San Jose, California and Nashua, New Hampshire facilities.

   In the fourth quarter of fiscal 2001, we determined that certain intangibles we acquired from Dry Creek, Windward and SwiftTouch, as well as certain assets related to our Intellisync.com/SM/ online service offering, are impaired and, accordingly, recorded a total impairment charge of $10,614,000 to write-down the underlying goodwill and identifiable intangibles and write-off related assets held for disposal. Refer to the caption "Loss on Impairment of Assets" set forth in Results of Operations below and Note 12 of the Notes to Consolidated Financial Statements for more information on the impairment charges.

   During the third quarter and fourth quarters of fiscal 2001, we announced and implemented cost reduction actions aimed at reducing costs that are not integral to the execution of our overall strategy and to better align our expense levels with current revenue levels and ensure conservative spending during the current period of economic uncertainty. Included in our cost reduction initiatives was a reduction in workforce which was implemented during April and July of 2001, representing a total reduction of approximately 35% of our then total workforce. We also consolidated our business facilities located in California and vacated excess facilities. As a result, we recorded a total restructuring charge of $1,417,000 for fiscal 2001.

   The restructuring charges above were recorded in accordance with the Emerging Issues Task Force (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Refer to the caption "Severance Costs and Facilities Costs and Assets Held for Disposal" set forth in Results of Operations below and Note 11 of the Notes to Consolidated Financial Statements set forth in Part IV of this report on Form 10-K for more information on the restructuring and cost reduction plans.

Results of Operations

   The following table sets forth items included in the consolidated statement of operations (Part IV of this report on Form 10-K) as percentages of total revenue for the periods indicated:

                                                                                Years Ended July 31,
                                                                              ----------------------
                                                                               2001    2000    1999
                                                                              ------   -----   -----
Revenue:
   License...................................................................   84.0%   89.8%   92.1%
   Services..................................................................   16.0    10.2     7.9
                                                                              ------   -----   -----
       Total revenue.........................................................  100.0   100.0   100.0
                                                                              ------   -----   -----
Cost of revenue:
   Cost of license revenue...................................................    3.8     5.9     6.1
   Cost of service revenue...................................................   22.6     6.4     3.4
                                                                              ------   -----   -----
       Total cost of revenue.................................................   26.4    12.3     9.5
                                                                              ------   -----   -----
Gross profit.................................................................   73.6    87.7    90.5
                                                                              ------   -----   -----
Operating expenses:
   Research and development..................................................   61.3    58.1    60.3
   Sales and marketing.......................................................   57.3    55.3    48.1
   General and administrative................................................   15.8    17.9    19.5
   In-process research and development.......................................     --    13.7      --
   Amortization of intangibles...............................................   20.6     8.5     2.2
   Merger costs..............................................................     --    20.5      --
   Severance costs...........................................................    1.5      --     1.0
   Facilities costs and assets held for disposal.............................    2.2      --     2.7
   Loss on impairment of assets..............................................   27.4      --      --
                                                                              ------   -----   -----
       Total operating expenses..............................................  186.1   174.0   133.8
                                                                              ------   -----   -----
Operating loss............................................................... (112.5)  (86.3)  (43.3)
Other income (expense)
   Interest income...........................................................    9.8     9.5     5.9
   Interest expense..........................................................   (0.2)   (0.2)   (0.1)
   Other, net................................................................   (1.0)    7.0    12.9
                                                                              ------   -----   -----
       Total other income....................................................    8.6    16.3    18.7
Other-than-temporary impairment of direct investments........................   (3.0)     --      --
                                                                              ------   -----   -----
Loss before income taxes..................................................... (106.9)  (70.0)  (24.6)
Provision for income taxes...................................................   (1.2)   (2.0)   (3.5)
                                                                              ------   -----   -----
Net loss..................................................................... (108.1)  (72.0)  (28.1)
                                                                              ------   -----   -----
Accretion of mandatorily redeemable convertible preferred stock to redemption
  value......................................................................     --   (12.6)  (20.5)
                                                                              ------   -----   -----
Net loss attributable to common stockholders................................. (108.1)% (84.6)% (48.6)%
                                                                              ======   =====   =====

   Revenue. We derive revenue from two primary sources: software licenses and fees for service. Revenue was $38,693,000 in fiscal 2001 as compared to $30,813,000 in fiscal 2000 and $20,723,000 in fiscal 1999. Revenue increased 26% in fiscal 2001 as compared to fiscal 2000 and increased 49% in fiscal 2000 as compared to fiscal 1999. Our revenue growth in fiscal 2001 and 2000 resulted from higher revenues from our technology licensing components, Enterprise products, and services. This increase in revenue more than offset the decline in our legacy notebook business--Intellisync for Notebook and TranXit(R) product royalty revenue.

   OEM revenue in fiscal 2001 was $10,593,000, or 27% of total revenue, compared to $13,048,000 or 42% of total revenue in fiscal 2000 and $10,291,000 or 50% of total revenue in fiscal 1999. The decrease in OEM revenue in absolute terms and as a percentage of total revenue in fiscal 2001 was primarily due to the decline in Intellisync for Notebook and TranXit product royalty revenue, partially offset by an increase in licensing of Intellisync Software Development Kits (Intellisync SDKs). The increase of OEM revenue in absolute dollars in fiscal 2000 was due to a significant increase in our revenue from Intellisync SDK licensing, partially offset by a decrease in Intellisync for Notebook and TranXit product royalty revenue. The decrease in OEM revenue as a percentage of total revenue in fiscal 2000 was primarily due to an overall increase in total revenue resulting from the additions of new products and service offerings. Although several OEM agreements contain contractual minimum purchase obligations, there can be no assurance that any particular OEM will satisfy such obligation. In addition, we believe that the percentage of revenue derived from OEMs may continue to fluctuate in future periods since the revenue associated with the distribution channels we use both domestically and internationally for our existing and future products are subject to change. Further, we expect the notebook and personal computer (PC) OEM portion of this revenue to continue to decrease as a percentage of our overall revenue throughout fiscal 2002.

   International revenue continues to represent a significant portion of our revenue. International revenue in fiscal 2001 was $9,987,000, or 26% of total revenue, compared to $8,347,000 or 27% of total revenue in fiscal 2000 and $8,357,000 or 40% of total revenue in fiscal 1999. Our international revenue in absolute terms increased in fiscal 2001 due to our continued efforts to expand our international presence and sales efforts. This increase was partially offset by lower international notebook and PC OEM royalties. International revenue decreased as a percentage of total revenue in fiscal 2001 and 2000 due to the substantial increase in our United States revenue. We expect, however, our international revenue in absolute dollars to increase relatively or remain constant in the next few quarters compared to recent previous quarters. We believe that continued growth would require further expansion in international markets. We have utilized and will continue to utilize substantial resources to expand existing and establish additional international operations. International revenue may be subject to certain risks not normally encountered in domestic operations, including exposure to tariffs, various trade regulations and fluctuations in currency exchange rates. Also, refer to other relevant risks and uncertainties associated with International revenue set forth in Part I, Item 1 under the caption "Business Risks" in this report on Form 10-K.

   No customers accounted for more than 10% of total revenue in fiscal 2001 and 2000. In fiscal 1999, Toshiba Corporation accounted for approximately 14% of our revenue and no other customer accounted for more than 10% of our revenue.

  . License Revenue. License revenue is earned from the sale and use of software products, including our technology licensing components, and royalty agreements with OEMs. License revenue was $32,518,000 in fiscal 2001 as compared to $27,685,000 in fiscal 2000 and $19,084,000 in fiscal 1999. The 17% and 45% increase in license revenues in fiscal 2001 and 2000, respectively, reflected an increase in revenues of technology licensing components and Enterprise products, primarily Intellisync, Satellite Forms and Intellisync Anywhere. This increase was offset by declining revenue received for our legacy notebook business--the Intellisync for Notebook and TranXit products. Revenue from our Enterprise products increased due to the market's continued widespread adoption of our Enterprise product offerings. Revenue from technology licensing components increased due to an increase in the number of licensing arrangements entered into by the Company particularly during the first three quarters of fiscal 2001.

     Notebook revenue decreased as its revenue stream has matured and as we continue to deemphasize the resources and effort associated with this revenue segment. Accordingly, we expect that our legacy notebook business revenue in subsequent quarters will be flat or moderately lower.

  . Service Revenue. Service revenue is derived from fees for services, including time and materials for professional services, non-recurring engineering service projects for software development, amortization of maintenance contract programs, hosting and advertising fees. Service revenue was $6,175,000 in fiscal 2001 as compared to $3,128,000 in fiscal 2000 and $1,639,000 in fiscal 1999. The 97% increase in service revenue in fiscal 2001 was brought about primarily by the creation of our professional services organization with the acquisitions of Dry Creek and Windward. The increase in fiscal 2001 was also due to an increase in maintenance contract programs which was primarily the result of the increase in licensing activity. This increase was partially offset by a decrease in advertising fees and decrease in non-recurring engineering service projects revenue. The 91% increase in service revenue in fiscal 2000 was primarily due to an increased number of non-recurring engineering service projects, increased maintenance revenue and increased Web-based advertising fees.

   Deferred revenue was $3,260,000 and $6,372,000 at July 31, 2001 and 2000,
respectively. The 49% decrease in deferred revenue was primarily attributable to the decline in number of technology licensing customers, many of whom were forced to close their operations or unable to meet their contractual obligations as a result of the economic downturn, and, to a lesser extent, due to new licensing deals that were not structured with guaranteed commitments.

   Cost of Revenue. Cost of revenue consists of license costs and service costs. License costs include product packaging costs including product media and duplication, manuals, packing supplies, shipping expenses, post-sales customer support costs and in certain instances, royalties paid to third-party vendors. Service costs include personnel related costs associated with work performed under professional service contracts, non-recurring engineering agreements and hosting costs for online services associated with the hosting of our technology licensing components to both partners and end users. Hosting costs include expenses related to bandwidth for hosting, tape backup, security and storage, third-party fees and internal personnel costs associated with logistics and operational support of the hosting services and depreciation of computer equipment associated with the hosting service.

   In general, license costs are a far smaller percentage of license revenue than service costs, which have a much higher cost structure as a percentage of service revenue. Additionally, license costs tend to be variable based on license revenue volumes where service costs tend to be fixed within certain service revenue volume ranges. We would expect that an increase in service revenue as a percentage of our total revenue would generate lower overall gross margins as a percentage of total revenue. Also, given the high level of fixed costs associated with the professional services and online services, inability to generate revenue sufficient to absorb these fixed costs could lead to negative gross service margins.

  . Cost of License Revenue. Cost of license revenue was $1,476,000 or 5% of license revenue, $1,827,000 or 7% of license revenue, and $1,270,000 or 7% of license revenue in fiscal 2001, 2000 and 1999, respectively. The decrease in cost of license revenue in absolute dollars and as a percentage of license revenue in fiscal 2001 primarily reflects efficiencies realized from higher license revenue volumes . The increase in cost of license revenue in absolute dollars in fiscal 2000 reflects product shipments and costs associated with increased license revenue. In general, fluctuations in cost of license revenue are primarily the result of varying levels of royalties paid, changes in product mix and the timing of large license sales.

  . Cost of Service Revenue. Cost of service revenue was $8,760,000 or 142% of service revenue, $1,953,000 or 62% of service revenue, and $709,000 or 43% of service revenue in fiscal 2001, 2000 and 1999, respectively. The increase in cost of service revenue in absolute dollars and as a percentage of service revenue in fiscal 2001 and 2000 reflects an increase in service revenue, increased headcount in our online services and professional services organization and hosting costs associated with our online service offerings. The gross margin loss in fiscal 2001 was largely due to a high amount of fixed costs, primarily personnel-related expenses, associated with our professional services organization that had experienced higher but insufficient revenue to absorb their total fully burdened costs.

   Research and Development. Research and development expenses consist primarily of salaries and other related expenses, including non-cash stock compensation, for research and development personnel, quality assurance personnel, product localization, fees to outside contractors and the cost of facilities and depreciation of capital equipment. We invest in research and development both for new products and to provide continuing enhancements to existing products. Research and development expenses increased by 32% to $23,723,000 in fiscal 2001 from $17,909,000 in fiscal 2000. In fiscal 2000, research and development expenses increased by 43% to $17,909,000 from $12,489,000 in fiscal 1999. Research and development represented 61%, 58% and 60% of total revenue in fiscal 2001, 2000 and 1999, respectively. The increase in absolute research and development spending in fiscal 2001 and 2000 was primarily due to increased personnel that we acquired in connection with our acquisitions, planned higher spending for the development and maintenance of our technology licensing components, and increased costs associated with preparing for the production launch of Intellisync.com.

   All of our research and development costs have been expensed as incurred. Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires capitalization of certain software development costs once technological feasibility is established. We define establishment of technological feasibility at the point that product reaches beta. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized, if material. To date, all of these software development costs have been insignificant and expensed as incurred.

   In March 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-2, "Accounting for the Costs of Developing a Web Site." In general, EITF 00-2 states that the costs of developing a Web site should be accounted for under the provisions of Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." It requires that costs incurred during the Web application and infrastructure and graphics development stages of development should be capitalized. We adopted EITF 00-2 and, during fiscal 2001, the application of EITF 00-2 did not have a material impact on our financial position or results of operations.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, promotional expenses and other related expenses, including non-cash stock compensation, of sales and marketing employees, as well as technical support personnel associated in pre-sales activities such as building brand awareness, performing product and technical presentations and answering customers' product and service inquiries. Sales and marketing expenses increased by 30% to $22,171,000 in fiscal 2001 from $17,024,000 in fiscal 2000. In fiscal 2000, sales and marketing expenses increased 71% to $17,024,000 from $9,975,000 in fiscal 1999. Sales and marketing expenses represented 57%, 55% and 48% of total revenues in fiscal 2001, 2000, and 1999, respectively. Sales and marketing expenses increased in absolute terms and as a percentage of total revenue in fiscal 2001 and 2000 primarily due to an increase in sales personnel to expand our United States and international sales and business development organizations, and an increase in corporate marketing resources, corporate branding and marketing headcount for our online services group. In addition, increase in sales and marketing expenses in fiscal 2000 reflected, to a lesser extent, an increase in costs associated with corporate branding, which included renaming our corporate name to Pumatech, Inc., redesigning our Website, and various product branding initiatives.

   General and Administrative. General and administrative expenses consist primarily of salaries and other related expenses, including non-cash stock compensation, of administrative, executive and financial personnel and other outside professional fees. General and administrative expenses increased by 11% to $6,120,000 in fiscal 2001 from $5,520,000 in fiscal 2000. In fiscal 2000, general and administrative expenses increased 37% to $5,520,000 from $4,034,000 in fiscal 1999. General and administrative expenses represented approximately 16%, 18% and 19% of total revenues in fiscal 2001, 2000 and 1999, respectively. The increase in absolute general and administrative spending in fiscal 2001 and 2000 was primarily due to an increased provision for bad debts allowance and, to a much lesser extent, the addition of personnel and increased fees for professional services, such as legal, accounting, and other consulting services, to support the expansion of our infrastructure during fiscal 2000 and the first part of fiscal 2001, and the consolidation and assimilation of the ProxiNet, NetMind and Dry Creek businesses and the Windward and SwiftTouch assets. The decrease in general and administrative spending as a percentage of total revenue in fiscal 2001and 2000 reflects an increase in revenue.

   Purchased In-Process Research and Development. We expensed purchased in-process research and development costs of $4,218,000 as a result of the ProxiNet acquisition in the first quarter of fiscal 2000.

   The ProxiNet acquisition has been accounted for as a purchase. The total purchase price of approximately $17,384,000 (including liabilities of $2,070,000), was assigned to the fair value of the assets acquired, including $676,000 to tangible assets acquired, $3,378,000 to identified intangible assets, $4,218,000 to in-process research and development, and $9,112,000 to goodwill. The in-process research and development was expensed at the acquisition date. The value assigned to this acquired in-process research and development was determined by identifying research projects in areas for which technological feasibility had not been established as of the acquisition date. These include projects for ProxiWare(TM) and ProxiWeb(TM) technology. The value was determined by estimating the revenue contribution and the percentage of completion of each of these projects. The projects were deemed to be 55% complete on the date of acquisition. The net cash flows were then discounted utilizing a weighted average cost of capital of 27.5%, which, among other related assumptions (discussed below), we believe to be fairly accurate. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates described above. At the acquisition date, revenues were projected to be generated in fiscal 2000 for the products in development.

   To date, actual results have been consistent, in all material respects, with our assumptions at the time of the acquisition. The assumptions primarily consist of an expected completion date for the in-process projects, estimated costs to complete the projects, and revenue and expense projections once the products have entered the market. The projects for ProxiWare and ProxiWeb technology that is currently branded as the Browse-it product were completed, as expected, in the fourth quarter of fiscal 2000 and are now generating revenue. Failure to achieve the expected levels of revenue and net income from this product during its entire life cycle will negatively impact the return on investment expected at the time that the acquisition was completed and potentially result in impairment of any other assets related to the development activities.

   Amortization of Intangibles. Regular amortization of acquired intangibles increased 202% to $7,957,000 in fiscal 2001 from $2,630,000 in fiscal 2000. In fiscal 2000, amortization of intangibles increased 473% to $2,630,000 from $459,000 in fiscal 1999. The increase in amortization of intangibles in fiscal 2001 and 2000 resulted from our acquisitions of SwiftTouch and Windward in fiscal 2001 and Dry Creek and ProxiNet in fiscal 2000. In addition, we recorded a write-down of certain impaired intangibles as discussed under "Loss on Impairment of Assets" set forth below. We will continue to amortize our goodwill, $2.7 million for fiscal 2002, until our adoption in fiscal 2003 of Statement of Financial Accounting Standards (SFAS) No. 142 which requires the discontinuance of goodwill amortization and will amortize approximately $2.4 million and $800,000 for other intangibles in fiscal 2002 and 2003, respectively, based on acquisitions completed as of July 31, 2001. Refer to
Note 17 of the Notes to Consolidated Financial Statements set forth in Part IV of this report on Form 10-K for more information on the new accounting for goodwill.

   Non-Cash Stock Compensation. Non-cash stock compensation, included in each appropriate operating expense category of our consolidated statements of operations, relates to stock options that were deemed to have been granted at a price below market value. These charges are amortized over the vesting period of the options. The non-cash stock compensation charge, net of the effect of terminations, aggregated $1,058,000, $2,002,000 and $410,000 in fiscal 2001,
2000 and 1999, respectively. The majority of the non-cash compensation expense relates to options that were granted by NetMind prior to our acquisition of NetMind.

   In January 2001, we offered our employees, officers and directors the opportunity to cancel stock options granted to them between December 1999 and October 2000 in exchange for an equal number of new options to be granted on July 30, 2001, six months after the date of cancellation of the original options. Holders of approximately 2,676,000 shares received the new options. The re-grants for executive officers and directors were priced at the closing market price on the date of the new grant or $2.10. The executive re-grants are accounted for as fixed awards, and, accordingly, no stock compensation charge was recorded. The re-grants for employees were priced at 85% of the underlying market price or $1.78. As they were priced below the then current market price, the new options granted to our employees are accounted for using variable accounting under the guidance in Financial Accounting Standards Board Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of Accounting Principles Board (APB) Opinion No. 25. According to FIN No. 44, the variable accounting charge is based on any excess of the common stock closing price at the end of the reporting period or date of exercise, forfeiture, cancellation without replacements, if earlier, over the exercise price (i.e. intrinsic value). This charge is amortized on an accelerated basis over the remaining vesting period of four years consistent with the method described in FIN No. 28. We will remeasure and record the intrinsic value of the repriced employee options every quarter until they are exercised, forfeited, cancelled, or expire. In the fourth quarter of fiscal 2001, we recorded a charge of approximately $185,000 to deferred stock compensation of which approximately $61,000 was recorded to expense, included in the aforementioned total stock compensation charge for fiscal 2001.

   Our Board of Directors recently approved a new proposal to offer our employees, officers and directors the opportunity to cancel stock options granted to them between September 1999 and June 2001 in exchange for an equal number of new options to be granted six months and two days following the close of the related tender offer and priced at the closing market price on that date. The number of options eligible to be cancelled is approximately 1.3 million shares, net of the effect of recent terminations. In accordance with FIN No. 44, this option cancellation and regrant program will cause certain options granted in the six month period prior to the cancellation to be subject to variable accounting. FIN No. 44 holds that if a lower-priced option is granted within six months before or after a higher priced option is cancelled, the combined transactions are considered a repricing and result in variable-plan accounting. As we have recently granted some lower-priced options, we expect to incur variable accounting charges relating to these options in future periods.

   Other Income (Expense). Other income (expense), net, represents interest earned on cash and short-term investments and realized gains on miscellaneous investments, offset by interest expense on long-term debt and capitalized leases and miscellaneous bank fees and charges. Total other income, net, was $3,344,000, $5,023,000 and $3,868,000 in fiscal 2001, 2000 and 1999, respectively. The decrease in total other income, net, in fiscal 2001 reflects a decrease in rate of interest on reduced balances of cash and investments, as well as a loss of $300,000 realized from the sale of PG&E commercial paper. The increase in total other income, net, in fiscal 2000 was primarily due to an increased gain recognized from the sales of equity investments, higher yields on our investments and increased interest earned on our higher cash balance resulting from the private placement completed in March 2000.

   Provision for Income Taxes. The provision for income taxes primarily represents foreign withholding taxes on royalties earned from certain foreign customers and, to a lesser extent, estimated taxes for foreign subsidiaries. Provision for income taxes was $437,000, $632,000 and $715,000 in fiscal 2001, 2000 and 1999, respectively.

   Accretion of Mandatorily Redeemable Convertible Preferred Stock to Redemption Value. During fiscal 1999, NetMind issued approximately 4.0 million shares of Series B Preferred Stock which converted into approximately 3.4 million shares of the Company's common stock upon completion of the NetMind merger in February 2000. Under the terms of the original issuance, the Series B shares were redeemable in September 2003 and 2004, at the higher of their original issue price or the fair value of the stock at the dates of redemption. The difference between the issuance price and the fair value of the Series B stock was accreted by NetMind. Such accretion aggregated to $3,877,000 and $4,238,000 in fiscal 2000 and 1999, respectively.

  Non-Recurring Charges

   Merger Costs. During the third quarter of fiscal 2000, we incurred one-time costs totaling $6,322,000 associated with the acquisition of NetMind. These costs included direct transaction costs primarily for financial advisory service and professional service costs associated with the merger.

   Severance Cost and Facilities Costs and Assets Held for Disposal. In fiscal 2001, we incurred total severance and facilities charges of $1,417,000 associated with two separate cost reduction plans we implemented during the third and fourth quarters of fiscal 2001 aimed at reducing costs that are not integral to the execution of our overall strategy and to better align our expense levels with current revenue levels and ensure conservative spending during the current period of economic uncertainty.

  . In the third quarter of fiscal 2001, we announced and implemented our first cost reduction plan for the fiscal year. Our primary cost reduction initiatives included a reduction in workforce and facilities consolidation. The workforce reduction, which was completed during April 2001, represented a reduction of approximately 20% of our then total workforce or approximately 57 full-time equivalent positions including 20 contractors and 37 permanent employees, the majority holding positions in engineering and in support for engineering related projects. The associated severance costs incurred were approximately $181,000. As of July 31, 2001, there was no unused balance. This implementation of the plan was completed at the end of April 2001.

     We also incurred additional restructuring charges aggregating $402,000 for consolidating facilities with space located in Santa Cruz, California and Nashua, New Hampshire. The costs of consolidating facilities includes $174,000 for excess facility lease and vacancy costs and $228,000 for write-off of property and equipment, which consisted primarily of leasehold improvements, office equipment and furniture and fixtures, to be taken out of service. The unused balance as of July 31, 2001 was $169,000.

     A summary of the severance and facilities costs and assets held for disposal relating to the cost reduction plan implemented in the third quarter of fiscal 2001 is outlined as follows (in thousands):

                                                         Consolidation
                                               Workforce   of Excess
                                               Reduction  Facilities   Total
                                               --------- ------------- -----
  Total charge................................   $ 181       $ 402     $ 583
  Non-cash charges............................      --        (130)     (130)
  Cash payments...............................    (181)       (103)     (284)
                                                 -----       -----     -----
     Balance at July 31, 2001.................   $  --       $ 169     $ 169
                                                 =====       =====     =====

     Amounts related to the net lease expense due to the consolidation of excess facilities will be paid over the respective lease terms through April 2006 using cash from operations. We have reduced the total costs of leased facilities by subleasing the excess office space. All remaining assets held for disposal are expected to be disposed of by the end of first quarter of fiscal 2002.

  . In the fourth quarter of fiscal 2001, we announced and implemented our second cost reduction plan for the fiscal year. Our primary cost reduction initiatives included a reduction in workforce and facilities consolidation. The workforce reduction represented a further reduction of approximately 20% of our then total workforce, or approximately 50 full-time equivalent positions. This reduction, affecting mostly those holding positions in engineering and professional services, brought the number of our worldwide workforce down to approximately 215 full-time employees. The associated severance costs incurred were approximately $400,000, of which $20,000 remained unused as of July 31, 2001. This implementation of the plan was completed at the end of August 2001.

     We also incurred additional restructuring charges aggregating $434,000 for consolidating more facilities with space located in Santa Cruz, California. The costs of consolidating facilities includes $399,000 for excess facility lease and vacancy costs and $35,000 for write-off of property and equipment, which consisted primarily of leasehold improvements, computer and engineering equipment, office equipment and furniture and fixtures, to be taken out of service. The unused balance as of July 31, 2001 was $399,000.

     A summary of the severance and facilities costs and assets held for disposal relating to the cost reduction plan implemented in the fourth quarter of fiscal 2001 is outlined as follows (in thousands):

                                                       Consolidation
                                             Workforce   of Excess
                                             Reduction  Facilities   Total
                                             --------- ------------- -----
     Total charge...........................   $ 400       $434      $ 834
     Non-cash charges.......................      --        (35)       (35)
     Cash payments..........................    (380)        --       (380)
                                               -----       ----      -----
        Balance at July 31, 2001............   $  20       $399      $ 419
                                               =====       ====      =====

     Amounts related to the net lease expense due to the consolidation of excess facilities will be paid over the respective lease terms through April 2006 using cash from operations. We have reduced the total costs of leased facilities by subleasing the excess office space. All remaining assets held for disposal are expected to be disposed of by the end of first quarter of fiscal 2002.

   In fiscal 1999, we recorded total charges of $768,000 associated with a restructuring program we implemented for the purpose of consolidating the majority of our engineering and development work at existing facilities in Nashua, New Hampshire. As part of this program, we implemented a reduction in force of approximately 40 positions that primarily affected the engineering group located at the San Jose, California facility. As a result, we incurred a severance charge of $210,000. This plan was completed at the end of February 1999. Also as part of this restructuring, we vacated a portion of our San Jose facility which resulted in a facilities charge of $558,000.

   A summary of the severance and facilities costs relating to the restructuring program in fiscal 1999 is outlined as follows (in thousands):

                                                       Consolidation
                                             Workforce   of Excess
                                             Reduction  Facilities   Total
                                             --------- ------------- -----
     Total charge...........................   $ 210       $ 558     $ 768
     Cash payments..........................    (210)       (227)     (437)
                                               -----       -----     -----
        Balance at July 31, 1999............   $  --       $ 331     $ 331
     Cash payments..........................      --        (110)     (110)
                                               -----       -----     -----
        Balance at July 31, 2000............   $  --       $ 221     $ 221
     Cash payments..........................      --         (48)      (48)
                                               -----       -----     -----
        Balance at July 31, 2001............   $----       $ 173     $ 173
                                               =====       =====     =====

   Amounts related to the net lease expense due to the consolidation of excess facilities will be paid over the respective lease terms through June 2006 using cash from operations. We reduced the total costs of leased facilities by subleasing the excess office space.

   Loss on Impairment of Assets. In the fourth quarter of fiscal 2001, we determined that certain intangible assets we acquired and certain assets used exclusively for Intellisync.com were impaired. Therefore, we recorded impairment charges of $8,745,000 to write down goodwill in connection with the Dry Creek and Windward acquisitions, and $1,869,000 to write off goodwill and identifiable intangibles purchased from SwiftTouch and other related assets held for disposal.

  .  Dry Creek and Windward
     We purchased Dry Creek and Windward in the fourth quarter of fiscal 2000 and first quarter of fiscal 2001, respectively, in anticipation of several benefits from the acquisitions, including:

      . Dry Creek would serve as the core of our professional services organization;

      . Windward would expand the professional services organization and become a turnkey vendor providing top tier customers with customized solutions based on our technology licensing components;

      . the opportunities to accelerate deployment of our technology licensing components with existing and targeted customers;

      . the acquisition of a pool of talented and highly skilled employees; approximately 70 employees were hired from both acquisitions;

      .  Dry Creek's developed and core technology.

     At the time the acquisitions were completed, we had experienced sequential growth in quarterly revenue from our technology licensing components. From $1,555,000 for the first quarter of fiscal 2000, our technology license revenue increased for the same period in fiscal 2001 by 113% to $3,313,000. From the first quarter of fiscal 2000 to the first quarter of fiscal 2001, cost of revenue was in the range of 9.4% to 15.7% of total revenue. At the time the acquisitions were consummated, we anticipated continued growth and increased gross margin contribution due to increased capacity acquired from our increased professional services workforce.

     The recent economic slowdown, however, has caused a number of our existing and potential customers to reduce their IT spending or cease their investment in products, services and technologies such as those we provide. Additionally, many of our technology licensing customers have closed their operations or have been unable to meet their contractual obligations thus leaving us with a smaller install base of customers by which to utilize our professional service team. Because of these and other factors, our technology licensing revenue decreased during the second quarter of fiscal 2001 to $3,140,000, remained relatively flat in the third quarter at $3,354,000, and decreased during the fourth quarter to $2,661,000 compared to technology licensing revenue in the first quarter. Revenue from our professional services organization for the same periods was $1,451,000, $1,577,000 and $228,000, respectively, which was significantly lower than our expectations. In addition, cost of revenue for those periods of 25.6%, 27.8% and 40.8%, respectively, of total revenue were significantly higher than those in recent previous quarters given the high amount of related fixed costs, in particular personnel-related costs, and revenues insufficient to absorb these costs.

     To better align our expense levels with current revenue levels and ensure conservative spending, we implemented cost reduction plans in the third and fourth quarter of fiscal 2001. The first plan, as well as employees' transfers and resignations, had decreased the number of employees in the professional services organization to 45 by the end of the third quarter of fiscal 2001. The second plan resulted in a further reduction in our workforce bringing down the number of employees in the professional services organization to 25 by July 31, 2001.

     Those factors and events as described above had led us to believe that the goodwill and intangibles acquired from Dry Creek and Windward were impaired. Accordingly, we engaged a third party appraiser to assess the recoverability of the related long-lived assets and, as a result, recorded an impairment write-down of goodwill of $8,745,000. The impairment was measured as the amount by which the carrying amount of goodwill and purchased intangibles exceeded the present value of the estimated future cash flows from the professional services group. The assumptions supporting the future cash flows, including the discount rate of 20%, were determined using our best estimates. The discount rate was determined based upon the weighted average cost of capital of comparable companies. The new carrying amount of $5,438,000 is being amortized over the remaining life of the respective intangibles through July 2003, except for goodwill which is amortized until we adopt the non-amortization provisions of a new accounting standard.

     In the next several quarters, we plan to continue monitoring the operations of our professional services organization, its trend of revenue growth or decline, all associated costs, and its overall contribution to our profitability, as well as any events or indicators that the carrying amount of the remaining goodwill and intangibles might not be recoverable.

     Refer to the caption "Severance Costs and Facilities Costs and Assets Held for Disposal" set forth above for more information on the cost reduction plans and Note 17 of the Notes to Consolidated Financial Statements set forth in Part IV of this report on Form 10-K for more information on the new accounting for goodwill.

  .  SwiftTouch
     We purchased certain technology assets from SwiftTouch in the second quarter of fiscal 2001 in anticipation of increasing our revenue and accelerating our return to profitability through the use of SwiftTouch developed technology for our Intellisync.com online service offering. We believed this technology would extend the capabilities of our Intellisync.com service bureau by providing potential subscribers with access to various information via WAP (Wireless Application Protocol)-enabled phones or by voice. It would deliver powerful collaborative features that automatically update calendar and contact information among groups of users, while also giving us a viral marketing tool for minimizing user-acquisition costs as we build Intellisync.com subscriber base.

     At the time the SwiftTouch acquisition was consummated, we had planned to host our technology licensing components for the public through our Intellisync.com Web service within the first half of calendar year 2001. In March 2001, we introduced Intellisync.com to the public and offered its available service options free of charge during the initial introductory period. We had anticipated that several thousands users would adopt Intellisync.com and that we would derive a significant portion of our future revenue from offering fee-based services beginning in the Spring of 2001.

     By the end of the first half of calendar year 2001, we had realized that successful customer adoption of and monetization from several fee-based online service offerings such as our Intellisync.com offerings had been slow and limited. Additionally, deployment and usage of mobile wireless devises had fallen short of our expectations. These factors, as well as changes in general economic and market conditions, led us to believe that if Intellisync.com were to continue, the costs associated with its operation would have a further negative impact on our results of operations in the near future.

     By the end of fiscal 2001, as a result of the events described above, we had decided that Intellisync.com should be suspended indefinitely and determined that technology acquired from SwiftTouch used exclusively for Intellisync.com was impaired. Accordingly, an impairment write-down of $1,156,000 related to the net book value of goodwill and identifiable intangibles from the SwiftTouch acquisition was recorded.

  .  Other Assets Related to Intellisync.com
     With respect to the indefinite suspension of Intellisync.com described above, we identified certain assets related to Intellisync.com which we would no longer use. We, therefore, classified these assets as "held-for-disposal" and revised their carrying value from book value to recovery value less disposal costs resulting in a $713,000 impairment charge.

   Other-Than-Temporary Impairment of Direct Investments. As of the end of the third quarter of fiscal 2001, we concluded that the investments associated with our direct investments in YadaYada, Inc., If & Then,

Inc., and PulseMD Corporation were impaired as such investments were deemed not to be recoverable. These investments were fully impaired due to changes in these entities' capital structure impacting our investment preferences, thin capitalization, dilution due to dramatic declines in valuations and overall lack of persuasive evidence that would indicate a future ability or intent of these entities that would support the carrying value of our investments. As a result, we recorded impairment charges aggregating $1,180,000 for fiscal 2001.

Liquidity and Capital Resources

  Consolidated Statements of Cash Flows Highlights and Short-Term Investments (in thousands)

                                                       2001    2000   1999
                                                      ------  ------  -----
    Operating activities............................. $(18.8) $(15.7) $(3.3)
    Investing activities.............................  (18.1)  (25.2)   4.4
    Financing activities.............................    1.3    78.7    8.1
                                                      ------  ------  -----
    Net cash flows provided (used)................... $(35.6) $ 37.8  $ 9.2
                                                      ======  ======  =====
    Cash and cash equivalents at end of period....... $ 18.8  $ 54.5  $16.6
    Short-term investments........................... $ 30.1  $ 30.8  $11.9

   We ended fiscal 2001 with $48.9 million in cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments decreased by $36.4 million or 43% during fiscal 2001 from $85.3 million at July 31, 2000. Cash, cash equivalents and short-term investments increased by $56.7 million or 199% during fiscal 2000 from $28.5 million at July 31, 1999.

   Net cash used in operations was $18.8 million during fiscal 2001, compared with $15.7 million and $3.3 million in fiscal 2000 and 1999, respectively. Operating cash flow in fiscal 2001 was comprised of $16.2 million of net loss as adjusted for non-cash items and $2.6 million of net change in working capital items, compared with $13.5 million of net loss adjusted for non-cash items and $2.2 million of net change in working capital items in fiscal 2000, and $5.5 million of net loss adjusted for non-cash items and $2.2 million of net change in working capital items in fiscal 1999. The variation in net loss adjusted for non-cash items is reflective of the variation in net earnings and non-recurring charges. The change in working capital items in fiscal 2001 reflected a decrease in deferred revenue related to the recognition of revenue on certain license contracts. In fiscal 2000, the change in working capital items reflected an increase in accounts receivable, other current assets, accounts payable and deferred revenue related to increased business volumes and contracts signed during the year. In fiscal 1999, the change in working capital items reflected an increase in deferred revenue related to increased contracts signed during the year.

   Net cash used in investing activities of $18.1 million during fiscal 2001, resulted from $12.6 million of cash paid for the asset purchases of Windward and SwiftTouch, $4.9 million for capital expenditures and $1.2 million for other long-term investments, partially offset by net sales of short term investments of $0.5 million. Net cash used in investing activities of $25.2 million during fiscal 2000 was primarily for net purchases of short-term investments of $17.5 million, capital expenditures of $3.1 million, acquisition of ProxiNet and Dry Creek of $2.4 million and purchase of other long-term investments of $2.2 million. Net cash provided by investing activities of $4.4 million during fiscal 1999 resulted from net sales of short-term investments of $5.3 million, partially offset by capital expenditures of $0.9 million.

   Net cash provided by financing activities of $1.3 million during fiscal 2001 resulted primarily from $1.8 million of proceeds from issuance of common stock, partially offset by $0.3 million of principal repayments on notes payable and a $0.2 million loan to a related party. Net cash provided by financing activities of $78.7 million during fiscal 2000 resulted from $78.4 million of proceeds primarily from a private placement in March 2000 and $0.3 million of proceeds from a line of credit. Net cash provided by financing activities of $8.1 million during fiscal 1999 resulted primarily from $8.6 million of proceeds from issuance of common and preferred stock, partially offset by $0.3 million of advances to stockholders and $0.2 million of payments on notes payable.

   We have restricted cash held by a financial institution as collateral on a letter of credit in connection with our lease of office space. The restricted cash amounted to $686,000 at July 31, 2001.

   On March 29, 2001, we entered into a loan and security agreement with a bank under which we can borrow up to $10 million. The loan and security agreement expires in March 2002. Borrowings under the agreement bear interest at a rate equal to the prime rate or LIBOR as selected by the Company and are secured by cash deposits, receivables, inventories, equipment, and intangibles. The loan and security agreement contains covenants requiring that we maintain a minimum level of tangible net worth and meet a certain quick ratio. The agreement also contains certain restrictive covenants including but not limited to limitations on indebtedness, limitations on dividends and other restrictions on payments (including repurchases of our common stock), limitations on transactions with affiliates, limitations on liens, limitations on disposition of proceeds of asset sales, and limitations on investments and mergers, among others. As of July 31, 2001, we were in compliance with the loan covenants. Principal is due at expiration, and interest payments are generally due monthly. At July 31, 2001, there were no outstanding borrowings under the agreement.

   We maintain another loan and security agreement that provides a $1,000,000 revolving credit line and a $750,000 equipment line. Borrowings under the revolving credit line bear interest at a per annum rate equal to the prime rate plus one half of one percent. Borrowings under the equipment line bear interest at a per annum rate equal to the prime rate plus one percent. Equipment acquired is pledged as collateral. The loan and security agreement contains covenants requiring that we maintain a minimum level of equity and meet certain quick and liquidity ratios. The agreement also contains certain restrictive covenants including but not limited to limitations on indebtedness, limitations on dividends and other restrictions on payments (including repurchases of our common stock), limitations on transactions with affiliates, limitations on liens and limitations on disposition of proceeds of asset sales, among others. Principal and interest payments are due monthly. At July 31, 2001, $302,000 was outstanding on the equipment line and will be paid in full in the first quarter of fiscal 2002, and we had no outstanding balance drawn on the revolving credit line.

   In connection with our acquisitions, we used $320,000 of cash and issued 100,000 shares of our common stock in November 2000 for certain assets of SwiftTouch. We used $12,250,000 of cash and issued 171,026 shares of our common stock to Vanteon in October 2000 for Windward. We used $1,987,500 of cash and issued 153,000 shares of our common stock in July 2000 for Dry Creek. We issued 8,808,000 shares of our common stock in February 2000 for NetMind. We issued 5,200,000 shares of our common stock and options in October 1999 for ProxiNet. For additional information regarding these acquisitions, refer to Note 3 of the Notes to Consolidated Financial Statements set forth in Part IV of this report on Form 10-K.

   In connection with our restructuring and cost reduction plans, we used $712,000, $110,000, and $437,000 of cash for severance costs associated with the reduction in our workforce and other costs associated with the consolidation of our excess facilities in fiscal 2001, 2000 and 1999, respectively. For additional information regarding the restructuring and cost reduction plans, refer to the caption "Severance Costs and Facilities Costs and Assets Held for Disposal" set forth in Results of Operations above and to Note 11 of the Notes to Consolidated Financial Statements set forth in Part IV of this report on Form 10-K.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to a variety of risks, including changes in interest rates, foreign currency fluctuations, marketable equity security prices and market values of our investments which could impact our results of operations and financial condition. We currently do not utilize derivative financial instruments to hedge such risks.

   At July 31, 2001, we had an investment portfolio of fixed income securities excluding those classified as cash and cash equivalents and securities available for sale of $29,995,000. (Refer to Note 2 of the Notes to Consolidated Financial Statements set forth in Part IV of this report on Form 10-K for more details.) These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of July 31, 2001, the decline of the fair value of the portfolio would be immaterial. The majority of our fixed income investments have maturities of less than one year. While we intend to hold our fixed income investments until maturity to avoid recognizing an adverse impact in income or cash flows in the event of an increase in market interest rates, there can be no assurance that we will be able to do so.

   Due to the recent energy crisis in California that has caused a dramatic change in the financial position of PG&E Corporation, PG&E has defaulted on the interest and principal payments of its commercial paper obligations. Our investment portfolio included the PG&E commercial paper. Accordingly, we recorded a realized loss of approximately $300,000 to the value of our PG&E commercial paper for the impairment of this security in fiscal 2001. This charge is reflected in "Other, net" in consolidated statements of operations for the year ended July 31, 2001. In April 2001, we sold our PG&E commercial paper for the remaining book value of $700,000.

   To date, substantially all of our recognized revenue has been denominated in United States dollars and generated primarily from customers in the United States, and our exposure to foreign currency exchange rates has been immaterial. We expect, however, that more product and service revenue may also be derived from international markets and may be denominated in the currency of the applicable market in the future. As a result, our operating results may become subject to significant fluctuations based upon changes in exchange rates of certain currencies in relation to the United States dollar. We will also be exposed to increased risk of non-payment by our customers in foreign countries, especially those of highly inflationary economies. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products and services less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot be assured that exchange rate fluctuations will not adversely affect our financial results in the future.

   We are subject to equity price risks on the marketable portion of investments in publicly traded equity securities. These investments are generally in companies having operations or technology in areas within our strategic focus. We do not attempt to reduce or eliminate our market exposure on these securities. At July 31, 2001, the fair value of these investments is approximately $27,000. We believe that a decline in the investments' fair values would not adversely impact our results of operations.

   We are a limited partner in a venture capital fund and invest directly in equity instruments of privately-held companies, which include a number of our strategic partners who are both customers and vendors, for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method as ownership is less than 3% and we do not have the ability to exercise significant influence over operations. At July 31, 2001, these investments amounted to $2,502,000. (Refer to Note 4 of the Notes to Consolidated Financial Statements set forth in Part IV of this report on Form 10-K for more details.) For these investments, we regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired.

   As of the end of the third quarter of fiscal 2001, we concluded that the investments associated with YadaYada, If & Then, and PulseMD were impaired as such investments were deemed not to be recoverable. These investments were fully impaired due to changes in these entities' capital structure impacting our investment preferences, thin capitalization, dilution due to dramatic declines in valuations and overall lack of persuasive evidence that would indicate a future ability or intent of these entities that would support the carrying value of our investments. As a result, we recorded impairment charges aggregating $1,180,000 for fiscal 2001.

   Although we will continue to assess the carrying values of our investments, we cannot be assured that a decline in value of our current and future investments will not adversely affect our financial results in the future. Furthermore, given the recent unfavorable economic conditions and the effect of economic slowdown on the capital markets, we cannot be assured that any other investments we have can be fully recouped if at all.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated September 4, 2001, except as to Note 18, which is as of September 24, 2001, are hereby incorporated by reference to Part IV of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information relating to the directors and executive officers of the Company is set forth in Part I, Item 1 of this report under the caption "Executive Officers and Directors of the Registrant." Information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the definitive proxy statement for the Company's 2001 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this form (the "Proxy Statement") under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

   The information required by Item 11 is incorporated by reference to the Proxy Statement under the caption "Executive Compensation and Other Matters."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 12 is incorporated by reference to the Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 is incorporated by reference to the Proxy Statement under the caption "Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) 1. Financial Statements

          The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K:

         .  Consolidated Balance Sheets at July 31, 2001 and 2000 (F-2)

         . Consolidated Statements of Operations for the three fiscal years ended July 31, 2001 (F-3)

         . Consolidated Statements of Stockholders' Equity for the three fiscal years ended July 31, 2001 (F-4)

         . Consolidated Statements of Cash Flows for the three fiscal years ended July 31, 2001 (F-5)

         .  Notes to Consolidated Financial Statements (F-6)

         .  Report of Independent Accountants (F-35)

      2. Supplemental Schedules

          The following financial statement schedule of the Company is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Company's Consolidated Financial Statements.

         .  Schedule II--Valuation and Qualifying Accounts (S-1)

          Financial Statement Schedules, other than the schedule listed above, have been omitted because the required information is contained in the Consolidated Financial Statements and the Notes thereto, or because such schedules are not required or applicable.

      3. Exhibits

          The exhibits listed on the accompanying index to exhibits immediately preceding the financial statement schedules are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

   (b) Reports on Form 8-K

          There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

   (c) Exhibits

 Exhibit
 Number                                              Exhibit Title
----------                                           -------------

 2.1    1  Agreement and Plan Merger and Reorganization by and among Puma Technology, Inc., CAT
             Acquisition Corporation and ProxiNet, Inc., dated August 22, 1999.

 2.2    2  Agreement and Plan of Merger and Reorganization by and among Puma Technology, Inc. and Rocket
             Kitty Acquisition Corp. and NetMind Technologies, Inc. dated December 8,1999.

 2.3    3  Interest Purchase Agreement among Puma Technology, Inc., Dry Creek Software, LLC. and the The
             Dry Creek Members dated July 7, 2000.

 2.4    3  Asset Purchase Agreement by and among Puma Technology, Inc., dba Pumatech, Inc., Vanteon
             Corporation and The Windward Group dated October 18, 2000.

 2.5    3  Product Acquisition Agreement between Puma Technology, Inc., dba Pumatech, Inc. and SwiftTouch
             Corporation dated November 7, 2000.

 3.1    4  Certificate of Incorporation of Puma Technology, Inc., a Delaware corporation.

 3.2    4  Bylaws of Puma Technology, Inc., a Delaware corporation.

 3.3    5  Certificate of Amendment of Restated Certificate of Incorporation dated December 19, 2000.

10.1*   6  Amended and Restated 1993 Stock Option Plan and forms of stock option agreements used thereunder.

10.2*   6  Puma Technology, Inc. 1998 Employee Stock Purchase Plan and form of notice of exercised used thereunder.

10.3    4  Lease Agreement dated October 18, 1995, between the Company and Photonics Corporation.

10.4+   4  Software License Agreement dated as of May 30, 1995, between the Company and Toshiba Corporation.

10.5+   4  Software License Agreement dated as of September 14, 1995, between the Company and NEC
             Technologies, Inc. and Amendment No. 1 thereto dated October 25, 1995 and Amendment No. 2 thereto dated January 10, 1996.

10.6+   4  Software License Agreement dated as of May 23, 1995, between the Company and NEC Corporation and Amendment No. 1 thereto dated February 19, 1996.

10.7+   4  Software License Agreement dated as of May 20, 1996 between the Company and NEC Corporation.

10.8*   4  Form of Indemnity Agreement for directors and officers.

10.9*   7  ProxiNet 1997 Stock Plan.

10.10*  8  NetMind Technologies, Inc. 1997 Stock Plan.

10.11*  9  Form of Stock Purchase Agreement by and between Puma Technology, Inc. and each of the selling stockholders.

10.12* 10  Puma Technology, Inc. 2000 Supplemental Stock Option Plan and related form of stock option agreement.

10.13* 11  Puma Technology, Inc. 2000 Supplemental Stock Option Plan and Related Form of Non-statutory
             Stock Option Agreement initially established as of March 29, 2000 and as amended through
             August 22, 2000.

10.14* 12  Pumatech, Inc. Amended and Restated 1993 Stock Option Plan dated December 6, 2000.

10.15  13  Loan and Security Agreement dated March 29, 2001, by and between Imperial Bank and Pumatech, Inc.

21.1   14  Subsidiaries of the Registrant.

23.1   14  Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1   14  Power of Attorney (reference page 56 of this Form 10-K).

--------
 + Confidential treatment has been granted for portions of this exhibit.
 * Management contract or compensatory plan or arrangement.
 1 Incorporated by reference to the Company's Report on Form 8-K filed on
   October 29,1999.
 2 Incorporated by reference to the Company's Report on Form 8-K filed on
   December 10,1999.
 3 Incorporated by reference to the Company's Report on Form S-3 filed on
   December 4, 2000.
 4 Incorporated by reference to the Company's Registration Statement on Form
   S-1 (No. 333-011445).
 5 Incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended January 31, 2001 filed on March 19, 2001.
 6 Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal year ended July 31, 1999 filed on October 29, 1999.
 7 Incorporated by reference to the Company's Report on Form S-8 filed on
   November 1, 1999.
 8 Incorporated by reference to the Company's Report on Form S-8 filed on
   February 24, 2000.
 9 Incorporated by reference to the Company's Report on Form S-3 filed on April
   21, 2000.
10 Incorporated by reference to the Company's Report on Form S-8 filed on May
   5, 2000.
11 Incorporated by reference to the Company's Report on Form S-8 filed on
   October 27, 2000.
12 Incorporated by reference to the Company's Report on Form S-8 filed on
   February 6, 2001.
13 Incorporated by reference to the Company's Report on Form 10-Q for the quarterly period ended April 30, 2001 filed on June 16, 2001.
14 Filed herewith.

   (d) Financial Statement Schedules.

      Refer to Item 14 (a) above.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, on this 29/th/ day of October, 2001.

                                          PUMATECH, INC.

Date: October 29, 2001                    By:      /S/  KELLY J. HICKS
                                           ------------------------------------
                                          Kelly J. Hicks
                                          Vice President of Operations and
                                          Chief Financial Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Bradley A. Rowe and Kelly J. Hicks, and each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

        Signature                        Title                       Date
        ---------                        -----                       ----

    /S/ BRADLEY A.ROWE    President, Chief Executive Officer   October 29, 2001
 ------------------------   and Director (Principal Executive
     Bradley A. Rowe        Officer)

   /S/ STEPHEN A. NICOL   Executive Vice President, Sales and  October 29, 2001
 ------------------------   Business Development, Secretary
     Stephen A. Nicol       and Director

    /S/ KELLY J. HICKS    Vice President of Operations and     October 29, 2001
 ------------------------   Chief Financial Officer (Principal
      Kelly J. Hicks        Financial and Accounting
                            Officer)

   /S/ MICHAEL M. CLAIR   Chairman of the Board                October 29, 2001
 ------------------------
     Michael M. Clair

    /S/ M. BRUCE NAKAO    Director                             October 29, 2001
 ------------------------
      M. Bruce Nakao

   /S/ MICHAEL PRAISNER   Director                             October 29, 2001
 ------------------------
     Michael Praisner

 /S/ KIRSTEN BERG-PAINTER Director                             October 29, 2001
 ------------------------
   Kirsten Berg-Painter

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                           Page
                                                                           ----
Consolidated Balance Sheets...............................................  F-2
Consolidated Statements of Operations.....................................  F-3
Consolidated Statements of Stockholders' Equity and Comprehensive Loss....  F-4
Consolidated Statements of Cash Flows.....................................  F-5
Notes to Consolidated Financial Statements................................  F-6
Report of Independent Accountants......................................... F-35
Schedule II...............................................................  S-1

                                PUMATECH, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                                             July 31,
                                                                                        ------------------
                                                                                          2001      2000
                                                                                        --------  --------
                                        ASSETS
Current assets:
   Cash and cash equivalents........................................................... $ 18,837  $ 54,492
   Short-term investments..............................................................   30,071    30,768
   Accounts receivable, net of allowance for doubtful accounts of $1,286 and $1,210....    4,120     6,358
   Inventories, net....................................................................      233       235
   Other current assets................................................................    1,970     1,732
                                                                                        --------  --------
       Total current asset.............................................................   55,231    93,585
Property and equipment, net............................................................    6,974     4,828
Intangible assets, net.................................................................   12,818    17,109
Restricted cash........................................................................      686       600
Other assets...........................................................................    3,225     2,533
                                                                                        --------  --------
       Total assets.................................................................... $ 78,934  $118,655
                                                                                        ========  ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.................................................................... $  2,541  $  2,601
   Accrued liabilities.................................................................    4,639     4,036
   Current portion of long term notes payable..........................................      302       259
   Deferred revenue....................................................................    3,260     6,372
                                                                                        --------  --------
       Total current liabilities.......................................................   10,742    13,268
Long term notes payable................................................................       --       310
                                                                                        --------  --------
       Total liabilities...............................................................   10,742    13,578
                                                                                        --------  --------
Commitments and contingencies (Note 8).................................................
Stockholders' equity:
   Preferred stock, $0.001 par value; 2,000 shares authorized and no shares issued and
     outstanding at July 31, 2001 and 2000.............................................       --        --
   Common stock, $0.001 par value; 80,000 shares authorized, 44,555 shares issued and outstanding at July 31, 2001 and 60,000 shares authorized, 42,307 shares
     issued and outstanding at July 31, 2000...........................................       45        42
   Additional paid-in capital..........................................................  148,479   146,051
   Receivable from stockholders........................................................     (330)     (330)
   Deferred stock compensation.........................................................     (706)   (3,114)
   Accumulated deficit.................................................................  (79,407)  (37,589)
   Accumulated other comprehensive income..............................................      111        17
                                                                                        --------  --------
       Total stockholders' equity......................................................   68,192   105,077
                                                                                        --------  --------
       Total liabilities and stockholders' equity...................................... $ 78,934  $118,655
                                                                                        ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                                PUMATECH, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                             Year Ended July 31,
                                                                        ----------------------------
                                                                          2001      2000      1999
                                                                        --------  --------  --------
Revenue:
   License............................................................. $ 32,518  $ 27,685  $ 19,084
   Services............................................................    6,175     3,128     1,639
                                                                        --------  --------  --------
       Total revenue...................................................   38,693    30,813    20,723
                                                                        --------  --------  --------
Cost of revenue:
   Cost of license revenue.............................................    3,844     1,827     1,270
   Cost of service revenue (includes non-cash stock compensation of
     $8, $0 and $0)....................................................    6,392     1,953       709
                                                                        --------  --------  --------
       Total cost of revenue...........................................   10,236     3,780     1,979
                                                                        --------  --------  --------
Gross profit...........................................................   28,457    27,033    18,744
                                                                        --------  --------  --------
Operating expenses:
   Research and development (includes non-cash stock compensation of
     $220, $769 and $68)...............................................   23,723    17,909    12,489
   Sales and marketing (includes non-cash stock compensation of
     $596, $610 and $217)..............................................   22,171    17,024     9,975
   General and administrative (includes non-cash stock compensation of
     $234, $623 and $125)..............................................    6,120     5,520     4,034
   In-process research and development.................................       --     4,218        --
   Amortization of intangibles.........................................    7,957     2,630       459
   Merger costs........................................................       --     6,322        --
   Severance costs.....................................................      581        --       210
   Facilities costs and assets held for disposal.......................      836        --       558
   Loss on impairment of assets........................................   10,614        --        --
                                                                        --------  --------  --------
       Total operating expenses........................................   72,002    53,623    27,725
                                                                        --------  --------  --------
Operating loss.........................................................  (43,545)  (26,590)   (8,981)
Other income (expense):
   Interest income.....................................................    3,791     2,918     1,214
   Interest expense....................................................      (65)      (58)      (17)
   Other, net..........................................................     (382)    2,163     2,671
                                                                        --------  --------  --------
       Total other income..............................................    3,344     5,023     3,868
Other-than-temporary impairment of direct investments..................   (1,180)       --        --
                                                                        --------  --------  --------
Loss before income taxes...............................................  (41,381)  (21,567)   (5,113)
Provision for income taxes.............................................     (437)     (632)     (715)
                                                                        --------  --------  --------
Net loss...............................................................  (41,818)  (22,199)   (5,828)
Accretion of mandatorily redeemable convertible preferred stock to
  redemption value (Note 9)............................................       --    (3,877)   (4,238)
                                                                        --------  --------  --------
Net loss attributable to common stockholders........................... $(41,818) $(26,076) $(10,066)
                                                                        ========  ========  ========
Basic and diluted net loss per share................................... $  (0.96) $  (0.74) $  (0.34)
                                                                        ========  ========  ========
Shares used in computing basic and diluted net loss per common share...   43,729    35,319    29,970
                                                                        ========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                                PUMATECH, INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                                (In thousands)


                                                                         Common Stock  Additional  Receivable    Deferred
                                                                        --------------  Paid-in       From        Stock
                                                                        Shares  Amount  Capital   Stockholders Compensation
                                                                        ------  ------ ---------- ------------ ------------
Balance at July 31, 1998............................................... 29,374   $29    $ 35,476     $ (66)      $   (53)
Issuance of common stock upon exercise of options......................  1,388     1       1,164         _             _
Issuance of common stock under Employee Stock Purchase Plan............    348     _         308         _             _
Repurchase of unvested common stock....................................    (12)    _          (2)        _             _
Exercise of warrants...................................................     14     _           _         _             _
Notes issued to stockholders...........................................      _     _           _      (362)            _
Unrealized gain on securities available for sale.......................      _     _           _         _             _
Realized gain on securities available for sale.........................      _     _           _         _             _
Currency translation adjustment........................................      _     _           _         _             _
Issuance of common stock...............................................    389     _          47         _             _
Deferred compensation..................................................      _     _       4,130         _        (4,130)
Amortization of deferred compensation..................................      _     _           _         _           410
Redeemable stock accretion.............................................      _     _      (4,238)        _             _
Net loss...............................................................      _     _           _         _             _
                                                                        ======   ===    ========     =====       =======
Balance at July 31, 1999............................................... 31,501
                                                                                  30      36,885      (428)       (3,773)
Issuance of common stock upon exercise of options......................  1,529     2       1,026         _             _
Issuance of common stock under Employee Stock Purchase Plan............    141     _         307         _             _
Exercise of warrants...................................................    426     _         123         _             _
Conversion of preferred stock to common stock (see Note 9).............  3,397     4      15,166         _             _
Unrealized gain on securities available for sale.......................      _     _           _         _             _
Realized gain on securities available for sale.........................      _     _           _         _             _
Currency translation adjustment........................................      _     _           _         _             _
Issuance of common stock in connection with acquisitions...............  3,955     4      18,530         _             _
Issuance of common stock...............................................  1,358     2      76,923         _             _
Deferred compensation..................................................      _     _         968         _          (968)
Repayments by stockholders.............................................      _     _           _        98             _
Amortization of deferred compensation..................................      _     _           _         _         1,627
Redeemable stock accretion.............................................      _     _      (3,877)        _             _
Net loss...............................................................      _     _           _         _             _
                                                                        ======   ===    ========     =====       =======
Balance at July 31, 2000...............................................
                                                                        42,307    42     146,051      (330)       (3,114)
Issuance of common stock upon exercise of options, net of repurchases..  1,052     2         995         _             _
Issuance of common stock under Employee Stock Purchase Plan............    237     _         821         _             _
Exercise of warrants...................................................    138     _           2         _             _
Unrealized loss on securities available for sale.......................      _     _           _         _             _
Realized loss on securities available for sale.........................      _     _           _         _             _
Currency translation adjustment........................................      _     _           _         _             _
Issuance of common stock in connection with acquisitions...............    805     1       1,572         _             _
Stock-based compensation on issuance of common stock...................     16     _         388         _             _
Reversal of stock-based compensation on termination of employees.......      _     _      (1,650)        _         1,650
Deferred compensation..................................................      _     _         300         _          (300)
Amortization of deferred compensation..................................      _     _           _         _         1,058
Net loss...............................................................      _     _           _         _             _
                                                                        ======   ===    ========     =====       =======
Balance at July 31, 2001............................................... 44,555   $45    $148,479     $(330)      $  (706)
                                                                        ======   ===    ========     =====       =======

                                                                                     Accumulated
                                                                                        Other
                                                                        Accumulated Comprehensive Stockholders' Comprehensive
                                                                          Deficit      Income        Equity         Loss
                                                                        ----------- ------------- ------------- -------------
Balance at July 31, 1998...............................................  $ (9,562)     $     _      $ 25,824
Issuance of common stock upon exercise of options......................         _            _         1,165      $      _
Issuance of common stock under Employee Stock Purchase Plan............         _            _           308             _
Repurchase of unvested common stock....................................         _            _            (2)            _
Exercise of warrants...................................................         _            _             _             _
Notes issued to stockholders...........................................         _            _          (362)            _
Unrealized gain on securities available for sale.......................         _        3,533         3,533         3,533
Realized gain on securities available for sale.........................         _       (2,650)       (2,650)       (2,650)
Currency translation adjustment........................................         _           (6)           (6)           (6)
Issuance of common stock...............................................         _            _            47             _
Deferred compensation..................................................         _            _             _             _
Amortization of deferred compensation..................................         _            _           410             _
Redeemable stock accretion.............................................         _            _        (4,238)            _
Net loss...............................................................    (5,828)           _        (5,828)       (5,828)
                                                                         ========      =======      ========      ========
Balance at July 31, 1999...............................................                                           $ (4,951)
                                                                          (15,390)         877        18,201      ========
Issuance of common stock upon exercise of options......................         _            _         1,028      $      _
Issuance of common stock under Employee Stock Purchase Plan............         _            _           307             _
Exercise of warrants...................................................         _            _           123             _
Conversion of preferred stock to common stock (see Note 9).............         _            _        15,170             _
Unrealized gain on securities available for sale.......................         _        1,345         1,345         1,345
Realized gain on securities available for sale.........................         _       (2,221)       (2,221)       (2,221)
Currency translation adjustment........................................         _           16            16            16
Issuance of common stock in connection with acquisitions...............         _            _        18,534             _
Issuance of common stock...............................................         _            _        76,925             _
Deferred compensation..................................................         _            _             _             _
Repayments by stockholders.............................................         _            _            98             _
Amortization of deferred compensation..................................         _            _         1,627             _
Redeemable stock accretion.............................................         _            _        (3,877)            _
Net loss...............................................................   (22,199)           _       (22,199)      (22,199)
                                                                         ========      =======      ========      ========
Balance at July 31, 2000...............................................                                           $(23,059)
                                                                          (37,589)          17       105,077      ========
Issuance of common stock upon exercise of options, net of repurchases..         _            _           997      $      _
Issuance of common stock under Employee Stock Purchase Plan............         _            _           821             _
Exercise of warrants...................................................         _            _             2             _
Unrealized loss on securities available for sale.......................         _         (184)         (184)         (184)
Realized loss on securities available for sale.........................         _          340           340           340
Currency translation adjustment........................................         _          (62)          (62)          (62)
Issuance of common stock in connection with acquisitions...............         _            _         1,573             _
Stock-based compensation on issuance of common stock...................         _            _           388             _
Reversal of stock-based compensation on termination of employees.......         _            _             _             _
Deferred compensation..................................................         _            _             _             _
Amortization of deferred compensation..................................         _            _         1,058             _
Net loss...............................................................   (41,818)           _       (41,818)      (41,818)
                                                                         ========      =======      ========      ========
Balance at July 31, 2001...............................................  $(79,407)     $   111      $ 68,192      $(41,724)
                                                                         ========      =======      ========      ========

 The accompanying notes are an integral part of these consolidated statements.

                                PUMATECH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                        Year Ended July 31,
                                                                                   ----------------------------
                                                                                     2001      2000      1999
                                                                                   --------  --------  --------
Cash flows from operating activities:
    Net loss...................................................................... $(41,818) $(22,199) $ (5,828)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Purchased in-process research and development..............................       --     4,218        --
       Severance costs and facilities costs and assets held for disposal..........      753        --       331
       Other-than-temporary impairment of direct investments......................    1,180        --        --
       Loss on impairment of assets...............................................   10,614        --        --
       Allowance for doubtful accounts............................................    1,235       456       492
       Depreciation and amortization..............................................   10,483     4,215     1,678
       Non-cash stock compensation................................................    1,058     2,002       410
       Realized loss (gain) on sale of investment.................................      340    (2,221)   (2,650)
    Changes in assets and liabilities:............................................
       Accounts receivable........................................................      611    (3,514)      (37)
       Inventories................................................................        2        23       (14)
       Other current assets.......................................................       14    (1,092)     (180)
       Accounts payable...........................................................      (60)    1,259      (354)
       Accrued liabilities........................................................      198      (465)      493
       Deferred revenue...........................................................   (2,836)    2,313     2,320
       Other assets and liabilities...............................................     (543)     (692)      (36)
                                                                                   --------  --------  --------
          Net cash used in operating activities...................................  (18,769)  (15,697)   (3,375)
                                                                                   --------  --------  --------
Cash flows from investing activities:
    Purchase of property and equipment............................................   (4,856)   (3,105)     (877)
    Purchase of short term investments............................................  (45,128)  (41,813)  (20,230)
    Sale and maturities of short-term investments.................................   45,655    24,318    25,551
    Investments in non-marketable securities......................................   (1,250)   (2,132)       --
    Acquisitions, net of cash acquired............................................  (12,570)   (2,450)       --
                                                                                   --------  --------  --------
          Net cash provided by (used in) investing activities.....................  (18,149)  (25,182)    4,444
                                                                                   --------  --------  --------
Cash flows from financing activities:
    Principal payments under capital lease obligations............................       --        --       (69)
    Principal payments on notes payable...........................................     (267)       --      (203)
    Proceeds from line of credit, net.............................................       --       236       175
    Loan to related party (Note 5)................................................     (235)       --        --
    Note repayments from (advances to) stockholders...............................       --        98      (362)
    Proceeds from exercise of warrants............................................        2       123        --
    Proceeds from issuance of convertible preferred stock, net....................       --        --     7,055
    Proceeds upon exercise of stock options, net..................................      997     1,028     1,165
    Proceeds from issuance of common stock, net...................................      821    77,232       353
                                                                                   --------  --------  --------
          Net cash provided by financing activities...............................    1,318    78,717     8,114
                                                                                   --------  --------  --------
Effect of exchange rate changes on cash...........................................      (55)       15        30
                                                                                   --------  --------  --------
Net increase (decrease) in cash and cash equivalents..............................  (35,655)   37,853     9,213
Cash and cash equivalents at beginning of period..................................   54,492    16,639     7,426
                                                                                   --------  --------  --------
Cash and cash equivalents at end of period........................................ $ 18,837  $ 54,492  $ 16,639
                                                                                   ========  ========  ========
Supplemental disclosure of cash flow information:
    Interest paid................................................................. $     50  $     58  $     17
                                                                                   ========  ========  ========
    Income taxes paid............................................................. $    351  $    631  $     --
                                                                                   ========  ========  ========
    Common stock issued in connection with business acquisitions.................. $  1,573  $ 18,534  $     --
                                                                                   ========  ========  ========
    Conversion of preferred stock to common stock (Note 9)........................ $     --  $ 15,170  $     --
                                                                                   ========  ========  ========
    Non-cash stock compensation................................................... $    300  $    968  $  4,130
                                                                                   ========  ========  ========
    Reversal of stock-based compensation on termination of employees.............. $ (1,650) $     --  $     --
                                                                                   ========  ========  ========
    Accretion of redeemable convertible preferred stock........................... $     --  $  3,877  $  4,238
                                                                                   ========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                                PUMATECH, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 The Company and a Summary of its Significant Accounting Policies

  The Company

   Pumatech, Inc. (Pumatech or the "Company") was incorporated in California on August 27, 1993 and was subsequently reincorporated in Delaware on November 27, 1996, both under the name Puma Technology, Inc. In December 2000, the Company changed its name to Pumatech, Inc. The Company develops, markets and supports synchronization, change detection/notification, and Web rendering/browsing software that enables consumers, mobile professionals and information technology officers to harness the full capabilities of handheld organizers/computers, Web-enabled cellular phones, pagers and other wireless/wireline personal communications platforms.

  Basis of Presentation and Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including the company formerly known as NetMind Technologies, Inc. (NetMind) that merged with and into a wholly-owned subsidiary of Pumatech on February 24, 2000 in a pooling of interests transaction. (Refer to Note 3 for more information on the acquisition of NetMind.) All periods presented have been restated in order to include the financial results of NetMind since inception. All significant inter-company accounts and transactions have been eliminated. Certain amounts in prior periods have been reclassified to conform to the current presentation.

   Prior to the acquisition, NetMind's fiscal year ended on December 31. The consolidated financial statements for the years ended July 31, 2001, 2000, and 1999 reflect the results of operations of Pumatech combined with the results of operations of NetMind for the corresponding periods.

  Use of Estimates and Assumptions

   The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition

   In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2, "Software Revenue Recognition" which superseded SOP 91-1 and provides guidance on generally accepted accounting principles for recognizing revenue on software transactions. SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installations or training. Under SOP 97-2, the determination of fair value is based on objective evidence, which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. SOP 97-2 was amended in February 1998 by SOP 98-4, "Deferral of the effective date of Provision of SOP 97-2" and was amended again in December 1998 by SOP 98-9, "Modification of 97-2, Software Revenue recognition with Respect to Certain Transactions." Those amendments deferred and then clarified, respectively, the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement. The Company adopted the provisions of SOP 97-2 and SOP 98-4 as of August 1, 1998.

                                PUMATECH, INC.

   In December 1999, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB No. 101, as amended, in the fourth quarter of fiscal 2001 as required. The adoption of SAB No. 101 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

   Revenue is derived from software licenses and related services, which include implementation and integration, technical support, training and consulting. For contracts with multiple elements, and for which vendor-specific objective evidence of fair value for the undelivered elements exists, revenue is recognized for the delivered elements based upon the residual contract value as prescribed by Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions". The Company has accumulated relevant information from contracts to use in determining the availability of vendor-specific objective evidence and believes that such information complies with the criteria established in Statement of Position 97-2 as follows:

  . Customers are required to pay separately for annual maintenance. Future renewal rates are included as a term of the contracts. The Company uses the renewal rate as vendor-specific objective evidence of fair value for maintenance.

  . The Company charges standard hourly rates for consulting services based upon the nature of the services and experience of the professionals performing the services, and such services are separately priced in contracts.

  . For training, the Company charges standard course rates for each course based upon the duration of the course, and such courses are separately priced in contracts. The Company has a history of selling such courses separately.

   Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collectibility is probable. Arrangements for which the fees are not deemed probable for collection are recognized upon cash collection. Arrangements for which the fees are not deemed fixed or determinable are recognized in the period they become due. Payments from customers received in advance of revenue recognition are recorded as deferred revenue.

   Services revenue primarily comprises revenue from consulting fees, maintenance contracts and training. Services revenue from consulting and training is recognized as the service is performed. Maintenance contracts include the right to unspecified upgrades and ongoing support. Maintenance revenue is deferred and recognized on a straight-line basis as services revenue over the life of the related contract.

   License and services revenue on contracts involving significant implementation, customization or services, which are essential to the functionality of the software is recognized over the period of each engagement, primarily using the percentage-of-completion method. Labor hours incurred is generally used as the measure of progress towards completion. Revenue for these arrangements is classified as license revenue and services revenue based upon our estimates of fair value for each element and recognizes the revenue based on the percentage-of-completion ratio for the arrangement. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated.

   The Company currently sells its products directly to corporations, to original equipment manufacturers (OEMs) and to a lesser extent to distributors and resellers in the United States, Africa, Asia, Australia, Canada, Europe, New Zealand and South America. The Company grants distributors and resellers certain rights of return

                                PUMATECH, INC.

and price protection on unsold merchandise held by those distributors and resellers. Accordingly, reserves for estimated future returns and credits for price protection are provided for upon revenue recognition. Such reserves are based on historical rates of returns and allowances, distributor inventory levels and other factors.

   Revenue from OEMs under minimum guaranteed royalty arrangements, which are not subject to significant future obligations, is recognized when such royalties are earned and become payable. Royalty revenue that is subject to significant future obligations is recognized when such obligations are fulfilled. Royalty revenue that exceeds minimum guarantees is recognized in the period earned.

  Cash and Cash Equivalents

   The Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

  Short Term Investments

   The Company considers cash invested in highly liquid financial instruments with original maturities greater than three months to be short-term investments, which are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires the Company to classify debt and equity securities into one of three categories: held to maturity, trading or available for sale. As of July 31, 2001 and 2000, the Company's short-term investments include commercial paper, corporate notes, certificates of deposit, and auction rate preferred stock, which are classified as held-to-maturity and valued using the amortized cost method which approximates market value. Short-term investments also include United States government backed securities and equity securities, which are classified as available-for-sale and carried at fair value, with the unrealized gains and losses reported as a separate component of shareholders' equity. Short-term investments have maturities of less than one year from the balance sheet date, except for certain investments classified as available-for-sale which the Company intends to sell in the next fiscal year. Realized gains and losses on sales of investment securities are included in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Refer to Note 2 for more details on short-term investments.

  Inventories

   Inventories consist principally of software and related documentation, which are stated at the lower of cost (first-in, first-out) or market.

  Software Development Costs

   Software development costs incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. The Company defines establishment of technological feasibility at the point which product reaches beta. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," if material. To date, all software development costs have been expensed as incurred.

  Property and Equipment

   Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years, or in the case of leased assets,

                                PUMATECH, INC.

the life of the lease, if shorter. Repair and maintenance costs are charged to operations as incurred and major improvements are capitalized. The Company reviews the carrying amount of fixed assets and evaluates the remaining life and recoverability of such equipment in light of current market condition. Upon disposal, the assets and related accumulated depreciation are removed from the Company's accounts and resulting gains and losses are recorded in other income or expense.

   The Company follows the provisions of the AICPA's SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", in determining the amount of software costs developed in-house to be capitalized. The Company applies the provisions of Emerging Issues Task Force Issue (EITF) No. 00-02 "Accounting for Website Development Costs" in determining the amount of website development costs to be capitalized. These standards require capitalization of certain direct development costs associated with internal use software and website development costs. Costs to be capitalized include internal and external direct project costs including, among others, payroll and labor, material, and services. These costs are being amortized over the lesser of the estimated useful life. Costs incurred on new projects, projects in a preliminary phase and projects that contract negotiations have not begun, as well as maintenance, and training costs are charged to expense as incurred.

  Intangible Assets

   Goodwill represents the unamortized portion of the excess of the purchase price of acquired businesses over the fair value of the identifiable net assets acquired and is amortized using the straight-line method over estimated useful lives ranging from three to five years.

   Identifiable intangible assets result from the application of the purchase method of accounting for the Company's acquisitions and are composed of the unamortized identifiable assets including acquired workforce in place, customer contracts, developed technology and core technology. Acquired workforce-in-place is amortized over the period of benefit, generally 18 months. Customer contracts are amortized over the period of benefit of the respective contracts. Acquired developed and core technology is amortized over the period of benefit, generally three years.

  Long-Term Investments

   Long-term investments that are not represented by marketable securities are carried at cost less write-downs for declines in value that are judged to be other-than-temporary. Dividends are recorded in other income when received.

  Long Lived Assets

   The Company periodically evaluates the carrying value of long-lived assets and certain identifiable intangibles for impairment, when events and circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period, and the Company's market capitalization relative to net book value. When the Company determines that the carrying value of long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company's current business model. An impairment loss is recognized whenever the evaluation demonstrates that

                                PUMATECH, INC.

the carrying amount of a long-lived asset is not recoverable. Refer to Note 2 for balance sheet components, including long-lived assets, and Notes 4 and 12 for details on impairment of long-lived assets.

  Restricted Cash

   Restricted cash represents cash held by a financial institution as collateral on a letter of credit in connection with the Company's lease of office space. Restricted cash was $686,000 and $600,000 at July 31, 2001 and 2000, respectively.

  Shipping and Handling

   During fiscal 2001, the Company adopted EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 addresses the income statement classification of amounts billed to a customer for shipping and handling costs as well as the classification of amounts incurred for shipping and handling costs. The EITF No. 00-10 requires that amounts billed to customers in sales transactions related to shipping and handling should be classified as revenue, and any costs incurred should be classified as cost of goods sold. The adoption of EITF No. 00-10 by the Company did not have a material impact on the Company's financial position or results of operations.

  Sales Incentives

   In May 2000, the EITF released issue No. 00-14 "Accounting for Certain Sales Incentives", which provides guidance on the accounting for certain sales incentives offered by companies to their customers such as discounts, coupons, rebates and products or services. EITF 00-14 addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. The provisions of EITF 00-14 requires the Company to classify free product and service incentives delivered to customers at the time of sale as cost of sales in its consolidated statement of operations. The Company adopted this statement on August 1, 2000. The adoption did not have a material impact on the Company's financial position or results of operations.

  Advertising Expense

   The Company accrues for co-operative advertising as the related revenue is earned, and other advertising expense is recorded as incurred. Advertising costs, which are included in sales and marketing expense, were approximately $2,765,000, $1,081,000 and $873,000 for the fiscal years 2001, 2000 and 1999, respectively.

  Income Taxes

   Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of the assets and liabilities and are measured using the currently enacted tax rates and laws. The measurement of deferred tax assets is reduced, if necessary by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

  Comprehensive Income (Loss)

   Comprehensive income (loss) is defined as a change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and

                                PUMATECH, INC.

distributions to owners. The primary difference between net loss and comprehensive income (loss) for the Company arises from foreign currency translation adjustments and unrealized gains/(losses) on available-for-sale securities.

  Foreign Currency and Derivative Instruments

   Balance sheet accounts of non-United States subsidiaries are translated into United States dollars at exchange rates prevailing at balance sheet dates. Revenues, costs and expenses are translated into United States dollars at average rates for the period. Gains and losses resulting from translation are accumulated as a component of stockholders' equity (deficit). Net gains and losses resulting from foreign exchange transactions are included in the consolidated statement of operations and were not significant during any of the periods presented. To date, the Company has not engaged in hedging activities.

   In June 1998, the Financial Accounting Standards Board (FASB) issued No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 was amended by SFAS 138 in June 2000. SFAS 133 and 138 require that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company adopted these statements on August 1, 2000. Since the Company does not engage in hedging activities and does not buy or sell derivative instruments, the adoption of SFAS 133 and 138 had no impact on the consolidated financial statements.

  Concentration of Supply and Credit Risk

   The Company depends on development tools provided by a limited number of third party vendors. Together with application developers, the Company relies primarily upon software development tools provided by companies in the personal computer (PC) and mobile computing device industries. If any of these companies fail to support or maintain these development tools, the Company will have to support the tools itself or transition to another vendor. Any maintenance or support of the tools by the Company or transition could be time consuming, could delay product release and upgrade schedule and could delay the development and availability of third party applications used on the Company's products. Failure to procure the needed software development tools or any delay in availability of third party applications could negatively impact the Company's ability and the ability of third party application developers to release and support the Company's products or they could negatively and materially affect the acceptance and demand for the Company's products, business and prospects.

   Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. The Company places its cash, cash equivalents and short-term investments primarily in money market accounts, commercial paper, corporate notes, certificates of deposit, and government notes and bonds. At July 31, 2001, the Company held its depository accounts with four financial institutions in the United States, three financial institutions in Japan, and one financial institution in Ireland. Deposits with these institutions may exceed the amount of insurance provided on such deposits. The Company has not historically experienced any losses on deposits held at these institutions. The Company, by policy, limits the amount of credit exposure for cash equivalents and investments to any one issuer.

   The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. At July 31, 2001, one customer accounted for 26% of accounts receivable. At July 31, 2000, one customer accounted for 15% of accounts receivable. At July 31, 1999, two customers accounted for 21% and 14% of accounts receivable, respectively. No customers accounted for more than 10% of total revenue in fiscal 2001 and 2000. One customer accounted for 14% of total revenue in fiscal 1999.

                                PUMATECH, INC.

   The Company's sales are generally denominated in United States dollars. The Company does not undertake any foreign currency hedging activities.

  Fair Value Of Financial Instruments

   The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and notes receivable from stockholders approximate their respective fair values because of the short-term maturity of these items. Based on the borrowing rates available for the Company's loans with similar terms, the carrying values of the notes payable and capital lease obligation approximate fair value.

  Non-Cash Stock Compensation

   The Company uses the intrinsic value method of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options, and presents disclosure of proforma information required under SFAS No. 123, "Accounting for Stock-Based Compensation." Stock and other equity instruments issued to nonemployees is accounted for in accordance with SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Instruments Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" and valued using the Black Scholes model. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in FASB Interpretation (FIN) No. 28.

   In March 2000, FASB issued FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." FIN No. 44 clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 became effective on July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN No. 44 by the Company did not have a material impact on the Company's financial position or results of operations.

  Net Income (Loss) Per Share

   Net income (loss) per share is computed in accordance with SFAS No. 128. Basic net income per share is computed using the weighted average common shares outstanding during the period. Diluted net income per share is computed using the weighted average common shares and dilutive common equivalent shares outstanding during the period.

                                PUMATECH, INC.

Note 2 Balance Sheet Components

   Cash equivalents and short-term investments include available-for-sale securities as follows:

                                                       July 31, 2001
                                             ----------------------------------
                                               Gross       Gross      Estimated
                                             Amortized   Unrealized     Fair
                                               Cost    Gains/(Losses)   Value
                                             --------- -------------- ---------
                                                       (In thousands)
Cash equivalents
   Commercial paper.........................  $ 3,444       $ --       $ 3,444
   Corporate notes..........................    5,971         --         5,971
   Money market funds.......................    7,156         --         7,156
                                              -------       ----       -------
                                              $16,571       $ --       $16,571
                                              =======       ====       =======
Short term investments
   Commercial paper.........................  $ 2,182       $ --       $ 2,182
   Corporate notes..........................    6,907         --         6,907
   Certificate of deposit...................    2,000         --         2,000
   Government notes and bonds...............   16,030        176        16,206
   Auction rate preferred stock.............    2,700         --         2,700
   Other....................................       89        (13)           76
                                              -------       ----       -------
                                              $29,908       $163       $30,071
                                              =======       ====       =======


                                                         July 31, 2000
                                                 ------------------------------
                                                   Gross     Gross    Estimated
                                                 Amortized Unrealized   Fair
                                                   Cost      Gains      Value
                                                 --------- ---------- ---------
                                                         (In thousands)
Cash equivalents
   Commercial paper.............................  $38,927     $--      $38,927
   Corporate notes..............................       --      --           --
   Money market funds...........................   13,610      --       13,610
                                                  -------     ---      -------
                                                  $52,537     $--      $52,537
                                                  =======     ===      =======
Short term investments
   Commercial paper.............................  $11,524     $--      $11,524
   Corporate notes..............................    1,515      --        1,515
   Certificate of deposit.......................    2,000      --        2,000
   Government notes and bonds...................   10,904      --       10,904
   Auction rate preferred stock.................    4,600      --        4,600
   Other........................................      218       7          225
                                                  -------     ---      -------
                                                  $30,761     $ 7      $30,768
                                                  =======     ===      =======

   The realized loss on sales of securities was $340,000 for the year ended July 31, 2001. The realized gain on sales of securities was $2,221,000 and $2,650,000 for the years ended July 31, 2000 and July 31, 1999, respectively. The short-term investments include securities with maturities of less than one year from the balance sheet date and certain investments classified as available-for-sale which the Company intends to sell in the next fiscal year.

                                PUMATECH, INC.

   Inventories, net, consist of the following:

                                                                   July 31,
                                                                -------------
                                                                 2001   2000
                                                                ----    ----
                                                                (In thousands
    Raw materials.............................................. $ 74    $173
    Finished goods and work-in-process.........................  185     149
                                                                 ----   ----
                                                                 259     322
    Less: Inventory reserves...................................  (26)    (87)
                                                                 ----   ----
       Inventories, net........................................ $233    $235
                                                                 ====   ====

   Property and equipment, net, consist of the following:

                                                                 July 31,
                                                             ----------------
                                                              2001     2000
                                                             -------  -------
                                                              (In thousands)
 Computer equipment and software............................ $ 8,495  $ 5,977
 Furniture and office equipment.............................   2,376    2,313
 Leasehold improvements.....................................   1,332    1,006
                                                             -------  -------
                                                              12,203    9,296
 Less: Accumulated depreciation and amortization............  (5,229)  (4,468)
                                                             -------  -------
    Property and equipment, net............................. $ 6,974  $ 4,828
                                                             =======  =======

   At July 31, 2001, the Company had no equipment under capital lease. The depreciation expense for fiscal years 2001, 2000 and 1999 was $2,685,000, $1,428,000 and $1,678,000, respectively.

   Intangible assets, net, consist of the following:

                                                                  July 31,
                                                             -----------------
                                                               2001     2000
                                                             --------  -------
                                                               (In thousands)
 Intangible assets:
    Goodwill................................................ $ 14,746  $14,130
    Developed technology....................................    7,230    5,711
    Acquired workforce-in-place.............................    2,231      900
    Existing contracts......................................      200       --
                                                             --------  -------
                                                               24,407   20,741
 Less: Accumulated amortization.............................  (11,589)  (3,632)
                                                             --------  -------
    Intangible assets, net.................................. $ 12,818  $17,109
                                                             ========  =======

   Additions to intangible assets arose from the asset acquisitions of The Windward Group and SwiftTouch Corporation. The amount of goodwill at July 31, 2001 also reflects impairment write-down of $9,901 incurred in fiscal 2001.

   The amortization expense for fiscal 2001 was $7,957,000, exclusive of $9,901,000 impairment charge. The amortization expense for fiscal 2000 and 1999 was $2,630,000 and $459,000, respectively.

   Refer to Note 3 and Note 12 for more information on the acquisitions and impairment of certain intangibles, respectively.

                                PUMATECH, INC.

   Other assets consist of the following:

                                                                  July 31,
                                                               --------------
                                                                2001    2000
                                                               ------  ------
                                                               (In thousands)
   Long-term deposits......................................... $  322  $   28
   Investments (Note 4).......................................  2,502   2,432
   Long-term receivable from Vanteon Corporation..............    389      --
   Other long-term assets.....................................     12      73
                                                               ------  ------
      Other assets............................................ $3,225  $2,533
                                                               ======  ======

   Other-than-temporary impairment of direct investments totaled $1,180,000 for fiscal 2001. Refer to Note 4 for more information on the impairment.

   Accrued liabilities consist of the following:

                                                                  July 31,
                                                               --------------
                                                                2001    2000
                                                               ------  ------
                                                               (In thousands)
   Payroll related accruals................................... $2,705  $2,623
   Other accrued liabilities..................................  1,934   1,413
                                                               ------  ------
      Accrued liabilities..................................... $4,639  $4,036
                                                               ======  ======

Note 3 Business Combinations and Impairment of Purchased Intangibles

  Pooling of Interests Combination

  NetMind Technologies, Inc.

   On February 24, 2000, the Company completed its acquisition of NetMind, a provider of scalable software solutions that integrate user-driven personalization technologies into the Internet infrastructure. Pursuant to the terms of the Agreement and Plan of Reorganization dated December 8, 1999, the Company issued approximately 8,808,000 shares of Pumatech's common stock in the acquisition and assumed options and warrants that can be exercised for approximately 801,000 and 391,000 shares of Pumatech's common stock respectively.

   The acquisition has been accounted for as a pooling-of-interests. Prior to the acquisition, NetMind's fiscal year ended on December 31. The consolidated financial statements for the years ended July 31, 2001, 2000, and 1999 reflect the results of operations of Pumatech for the years ended July 31, 2001, 2000, and 1999 combined with the results of operations of NetMind for the corresponding periods.

   The Company incurred $6,322,000 in acquisition-related charges, principally in the fiscal third quarter ended April 30, 2000. These charges include direct transaction costs primarily for financial advisory services, legal and consulting fees and costs associated with combining the operations of the two companies.

  Purchase Combinations

  ProxiNet, Inc.

   On October 28, 1999, Pumatech closed the acquisition of ProxiNet, Inc. (ProxiNet), a software development company focusing on software that will enable users with handheld devices and wireline or wireless modems to access the Internet quickly, conveniently and securely. Under the terms of the agreement, the Company issued 5,200,000 shares of Common Stock, including stock options, in exchange for all outstanding shares of ProxiNet and options to purchase shares of ProxiNet.

                                PUMATECH, INC.

   The ProxiNet acquisition has been accounted for as a purchase. The consolidated financial statements include the results of operations of ProxiNet since the date of acquisition. The total purchase price of approximately $17,384,000 (including liabilities of $2,070,000), was assigned, based on an independent appraisal, to the fair value of the assets acquired, including the following (in thousands):

      Tangible assets acquired................................... $   676
      In-process research and development........................   4,218
      Core technology............................................   3,092
      Acquired workforce.........................................     286
      Goodwill...................................................   9,112
                                                                  -------
                                                                  $17,384
                                                                  =======

   As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use. Therefore, the Company expensed the in-process research and development in the first quarter of fiscal year 2000. The remaining intangible assets are being amortized using the straight-line method over the estimated useful life of the assets, 18 months to 5 years.

   The value assigned to this acquired in-process research and development was determined by identifying research projects in areas for which technological feasibility had not been established as of the acquisition date. These include projects for ProxiWare(TM) and ProxiWeb(TM) technology. The value was determined by estimating the revenue contribution and the percentage of completion of each of these projects. The projects were deemed to be 55% complete on the date of acquisition. The net cash flows were then discounted utilizing a weighted average cost of capital of 27.5%, which, among other related assumptions (discussed below), the Company believes to be fairly accurate. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates described above. Revenues were projected to be generated in fiscal 2000 for the products in development at the acquisition date.

   To date, actual results have been consistent, in all material respects, with assumptions at the time of the acquisition. The assumptions primarily consist of an expected completion date for the in-process projects, estimated costs to complete the projects, and revenue and expense projections once the products have entered the market. The projects for ProxiWare and ProxiWeb technology that is currently branded as the Browse-it/TM/ product were completed, as expected, in the fourth quarter of fiscal 2000 and are now generating revenue. Failure to achieve the expected levels of revenue and net income from this product during its entire life cycle will negatively impact the return on investment expected at the time that the acquisition was completed and potentially result in impairment of any other assets related to the development activities.

  Dry Creek Software, LLC

   On July 14, 2000, Pumatech closed the acquisition of Dry Creek Software, LLC (Dry Creek), a California Limited Liability Corporation and a professional services entity engaged in delivering software products and services that enable rapid integration of new product features into e-business applications. Under the terms of the agreement, the Company paid $1,987,500 in cash and issued approximately 153,000 shares of common stock in exchange for all outstanding Dry Creek membership interests.

                                PUMATECH, INC.

   The Dry Creek acquisition has been accounted for as a purchase. The consolidated financial statements include the results of operations of Dry Creek since the date of acquisition. The total purchase price of approximately $6,886,000 (including liabilities of $931,000 ), was assigned, based on independent appraisal, to the fair value of the assets acquired, including the following (in thousands):

       Tangible assets acquired................................... $  169
       Developed technology.......................................    345
       Core technology............................................  1,414
       Acquired workforce.........................................    404
       Goodwill...................................................  4,554
                                                                   ------
                                                                   $6,886
                                                                   ======

   The above goodwill reflects a final net adjustment to the purchase price of $70,000. The intangible assets acquired are being amortized using the straight-line method over the estimated useful life of the assets, 18 months to 5 years. During the fourth quarter of fiscal 2001, the Company recorded an impairment write-down of the above goodwill due to impairment. Refer to Note 12 for more details on the impairment charge.

  The Windward Group

   In October 2000, the Company signed and closed an asset purchase agreement with Vanteon Corporation (Vanteon), of Rochester, New York to acquire certain assets and assume certain liabilities of The Windward Group (Windward), a wholly owned subsidiary of Vanteon headquartered in Los Gatos, California. Windward is a professional services company specializing in creating consumer and enterprise solutions that combine mobile, wireless, desktop, Internet and database technology. Under the terms of the asset purchase agreement, the Company paid $12,250,000 in cash and placed 171,026 shares of Pumatech common stock in escrow. These shares will be valued upon release from escrow based on the fair value of the common stock on the release date and as a result, the amount of goodwill arising from the transaction may increase upon release of these shares. The shares will be released in equal installments to Vanteon based on the achievement of quarterly performance milestones through the first quarter of fiscal 2002. The performance milestones set for the second quarter of fiscal year 2001 were met and therefore 42,757 shares, valued at approximately $204,000, were released for the quarter ended January 31, 2001. As of the date of this Report on Form 10-K, no additional shares were released for the quarters ended April 30, 2001 and July 31, 2001 as the Company has determined that the performance milestones set for the said quarters had not been met. The agreement also provided for a rent reimbursement from Vanteon for the Los Gatos facility over the remaining term of the related lease which has been assumed by the Company. Approximately $611,000, representing the present value of the rent reimbursement, was treated as a reduction of the purchase price.

   The Windward acquisition has been accounted for as a purchase business combination. The consolidated financial statements include the results of operations of Windward since the date of acquisition. The total purchase price of approximately $12,234,000 (including liabilities of $191,000, acquisition costs of $200,000, and released shares from escrow of $204,000) was assigned to the fair value of net assets acquired, including the following (in thousands):

      Tangible assets acquired, net.............................. $   406
      Customer contracts.........................................     200
      Acquired workforce-in-place................................   1,281
      Goodwill...................................................  10,347
                                                                  -------
                                                                  $12,234
                                                                  =======

                                PUMATECH, INC.

   The intangible assets acquired are being amortized using the straight-line method over the estimated useful life of the assets. The estimated useful life of the existing contracts is the remaining term of the respective contracts ranging from one to four months. The useful life of the acquired workforce-in-place and goodwill is estimated to be 18 months and 5 years, respectively. During the fourth quarter of fiscal 2001, the Company recorded an impairment write-down of the above goodwill due to impairment. Refer to Note 12 for more details on the impairment charge.

  SwiftTouch Corporation

   In November 2000, the Company signed and closed an asset purchase agreement to acquire certain intellectual property and other assets of SwiftTouch Corporation (SwiftTouch) of Bedford, Massachusetts, a provider of Web-based Universal Access Solutions. Under the terms of the asset purchase agreement, the Company paid $320,000 in cash and issued 100,000 shares of the Company's common stock, 12,000 of which were held in escrow to be released in fiscal 2002 to secure the indemnification and other obligations of SwiftTouch. The shares were valued at approximately $1,368,000, using the average price of the Company's common stock, net of a 2.5% discount, for the period ended around the date of acquisition.

   The SwiftTouch acquisition has been accounted for as a purchase business combination. The consolidated financial statements include the results of operations of SwiftTouch since the date of acquisition. The total purchase price of approximately $1,688,000 was assigned to the fair value of the assets acquired, including the following (in thousands):

       Tangible assets acquired................................... $   20
       Developed technology.......................................  1,518
       Acquired workforce-in-place................................     50
       Goodwill...................................................    100
                                                                   ------
                                                                   $1,688
                                                                   ======

   The intangible assets acquired were originally amortized using the straight-line method over the estimated useful life of the assets ranging from 18 months to 5 years. During the fourth quarter of fiscal 2001, the Company recorded a write-down of the above goodwill and identifiable intangibles due to impairment. Refer to Note 12 for more details on the impairment charges.

                                PUMATECH, INC.

  Pro Forma Results (Unaudited)

   The following unaudited pro-forma consolidated financial information reflects the results of operations for the fiscal years ended July 31, 2001 and 2000, as if the acquisitions of ProxiNet, Dry Creek and Windward had occurred on August 1, 1999 and after giving effect to purchase accounting adjustments but excluding the impact of write-offs of acquired in-process technology. The pro forma effect of the SwiftTouch acquisition as if it had occurred on August 1, 1999 is immaterial and, therefore, excluded from the following pro-forma consolidated financial information. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on August 1, 1999 and may not be indicative of future operating results.

                                                        Year Ended July 31,
                                                     ------------------------
                                                        2001         2000
                                                      --------     --------
                                                     (In thousands, except pe
                                                            share data)
   Pro-forma revenue................................ $ 40,306     $ 39,894
   Pro-forma net loss............................... $(37,938)    $(31,613)
   Pro-forma basic and diluted loss per share....... $  (0.86)    $  (0.89)

Note 4 Long-Term Investments

   The Company is a limited partner in a venture capital fund and also invests directly for business and strategic purposes in equity instruments of privately-held companies, which include a number of its strategic partners who are both customers and vendors. These investments are included in other long-term assets and are accounted for under the cost method as none of the investments represents over 3% ownership in the respective companies, and the Company does not have the ability to exercise significant influence over operations. These investments consist of the following (in thousands):

                                                                 July 31,
                                                               -------------
                                                                2001   2000
                                                               ------ ------
   Azure Venture Partners, LLP................................ $2,500 $1,250
   YadaYada, Inc. (fka Free Communications, Inc.).............     --    750
   If & Then, Inc.............................................     --    330
   PulseMD Corporation (fka 7th Street, Inc.).................     --    100
   Others.....................................................      2      2
                                                               ------ ------
      Long-term investments................................... $2,502 $2,432
                                                               ====== ======

   The Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts of its investees in assessing the carrying values of the investments. The Company identifies and records impairment losses when events and circumstances indicate that such assets might be impaired.

   During the third quarter of fiscal 2001, the Company determined that the investments associated with YadaYada, If & Then, and PulseMD were impaired as such investments were deemed not to be recoverable. These investments were fully impaired due to changes in these entities capital structure impacting the Company's investment preferences, thin capitalization, dilution due to dramatic declines in valuation and overall lack of persuasive evidence that would indicate a future ability or intent of these entities that would support the historic carrying value of the Company's investments. As a result, the Company recorded other-than-temporary impairment charges aggregating $1,180,000 for fiscal 2001.

                                PUMATECH, INC.

Note 5 Related Party Transaction

   In April 2001, the Company loaned its Chief Financial Officer $235,000 which is repayable on or before April 16, 2002. The interest rate is 6% per annum. In the event that the officer's employment with the Company is terminated, any unpaid principal and interest shall be due on the 185th day from the termination date, or on the due date, whichever is sooner. The underlying amount is classified as "Other Current Assets" in the consolidated balance sheet.

Note 6 Employee 401(k) Plan

   The Company has adopted a plan to provide retirement and incidental benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 20% of their annual compensation, limited to a maximum annual amount as set periodically by the Internal Revenue Service. As of fiscal 2001, the Company matches 50% of employee contributions up to a maximum of $750 per year per person. Employee contributions vest immediately, whereas Company matching contributions vest at a rate of 25 percent per year after first year of employment. At the direction of each employee participant, the trustee of the 401(k) plan invests the contributions to the 401(k) plan in selected investment options. The Company's matching contributions to the 401(k) plan were approximately $151,000, $74,000 and $0 in fiscal 2001, 2000 and 1999, respectively.

Note 7 Notes Payable

   The Company's long-term notes payable includes the following:

                                                        July 31,
                                                     --------------
                                                      2001    2000
                                                     ----    ----
                                                     (In thousands)
             Equipment line, 9.3% average rate,
               payable through March 2003........... $302    $561
             Other..................................   --       8
                                                      ----    ----
                                                      302     569
             Less: Short-term portion of notes
               payable..............................  302     259
                                                      ----    ----
                Long-term notes payable............. $ --    $310
                                                      ====    ====

   The Company maintains a loan and security agreement that provides a $1,000,000 revolving credit line and a $750,000 equipment line. Borrowings under the revolving credit line bear interest at a per annum rate equal to the prime rate plus one half of one percent. Borrowings under the equipment line bear interest at a per annum rate equal to the prime rate plus one percent. Equipment acquired is pledged as collateral. The loan and security agreement contains covenants requiring that the Company maintain a minimum level of equity and meet certain quick and liquidity ratios. The agreement also contains certain restrictive covenants including but not limited to limitations on indebtedness, limitations on dividends and other restrictions on payments (including repurchases of our common stock), limitations on transactions with affiliates, limitations on liens and limitations on disposition of proceeds of asset sales, among others. Principal and interest payments are due monthly. At July 31, 2001, $302,000 was outstanding on the equipment line and will be paid in full in the first quarter of fiscal 2002. The Company had no outstanding balance drawn on the revolving credit line.

   On March 29, 2001, the Company entered into a loan and security agreement with a bank under which it can borrow up to $10,000,000. The loan and security agreement expires in March 2002. Borrowings under the agreement bear interest at a rate equal to the prime rate or LIBOR as selected by the Company and are secured by cash deposits,

                                PUMATECH, INC.

receivables, inventories, equipment, and intangibles. The loan and security agreement contains covenants requiring that the Company maintain a minimum level of tangible net worth and meet a certain quick ratio. The agreement also contains certain restrictive covenants including but not limited to limitations on indebtedness, limitations on dividends and other restrictions on payments (including repurchases of our common stock), limitations on transactions with affiliates, limitations on liens, limitations on disposition of proceeds of asset sales, and limitations on investments and mergers, among others. As of July 31, 2001, the Company was in compliance with the loan covenants. Principal is due at expiration, and interest payments are generally due monthly. At July 31, 2001, there were no outstanding borrowings under the agreement.

Note 8 Commitments and Contingencies

   The Company leases its facilities under operating leases that expire at various dates through April 2006. The leases provide for escalating lease payments.

   Future minimum lease payments, at July 31, 2001 were as follows:

                                                       Operating
                                                         Leases
                                                     --------------
                                                     (In thousands)
             Fiscal year ending July 31,
                2002................................    $ 2,490
                2003................................      2,718
                2004................................      2,456
                2005................................      2,372
                2006................................      1,662
                                                        -------
                    Total future minimum lease
                      payments......................    $11,698
                                                        =======

   Total rent expense was approximately $2,212,000, $1,225,000 and $1,161,000 for the years ended July 31, 2001, 2000 and 1999, respectively.

   The Company is also committed to invest an additional $2,500,000 ($1,500,000 in fiscal 2002) in Azure Venture Partners.

   The Company is involved in litigation arising from the normal course of business. In management's opinion, this litigation is not expected to materially impact the Company's consolidated results of operations or financial condition.

Note 9 Redeemable Convertible Preferred Stock

   During fiscal 1999 NetMind issued approximately 4.1 million shares of Series B Redeemable Preferred Stock which converted into approximately 3.4 million shares of the Company's common stock upon completion of the NetMind merger in February 2000. Under the terms of the original issuance, the Series B shares were redeemable in September 2003 and 2004, at the higher of their original issue price or fair value of the stock at the dates of redemption. The difference between the issuance price and the fair value of the Series B stock was accreted by NetMind until the date of conversion to common stock. Such accretion aggregated $3,877,000 and $4,238,000 in years ended July 31, 2000 and 1999, respectively.

                                PUMATECH, INC.

   The following table summarizes activities related to the Redeemable Convertible Preferred Stock:

                                                                                          Redeemable Convertible
                                                                                             Preferred Stock
                                                                                          ---------------------
                                                                                           Shares       Amount
                                                                                          ------       --------
                                                                                              (In thousands)
NetMind's issuance of Series B Mandatorily Redeemable Convertible Preferred Stock at
  $1.74 per share in October 1998, net of issuance costs.................................  4,072      $  7,055
Accretion of Mandatorily Redeemable Convertible Preferred Stock to redemption value......     --         4,238
                                                                                           ------      --------
Balance at July 31, 1999.................................................................  4,072        11,293

Accretion of Mandatorily Redeemable Convertible Preferred Stock to redemption value......     --         3,877
Conversion of Mandatorily Redeemable Convertible Preferred Stock into 3,397 shares of
  Pumatech's common stock................................................................ (4,072)      (15,170)
                                                                                           ------      --------
Balance at July 31, 2000.................................................................     --      $     --
                                                                                           ======      ========

Note 10 Stockholders' Equity

   Stock Option Plans. In October 1993, the Board of Directors and stockholders adopted the 1993 Stock Option Plan (the "Plan") which provides for granting of incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase shares of common stock to employees, directors, consultants and advisors of the Company. To date, the Company has not granted any significant options to consultants or advisors. In accordance with the Plan, the stated exercise price shall be not less than 100% and 85% of the estimated fair market value of common stock on the date of grant for ISOs and NSOs, respectively, as determined by the Board of Directors. The Plan provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest 25% one year after date of grant and 1/48th each month thereafter for the next 36 months. The Plan provides that the options may be exercised prior to the options becoming vested but the shares are subject to repurchase. If the optionee's employment is terminated for any reason, the Company has the right to repurchase any unvested shares. Options available for grant as of July 31, 2001 were approximately 1,089,000 shares.

   In October 1998, the Board of Directors approved the repricing of certain outstanding stock options under the Plan. Each employee, officer and director who elected to participate in the repricing program received a new option with an exercise price of $1.0938 (the fair market value on October 29, 1998). Each repriced option retained its original vesting schedule except that no portion of the option could be exercised prior to January 29, 1999. Options to purchase 4,719,032 shares were repriced pursuant to the program.

   The Company has assumed certain options granted to former employees of acquired companies (the "Acquired Options"). All of the Acquired Options have been adjusted to effectuate the conversion under the terms of the agreements between the Company and the companies acquired. The Acquired Options generally become exercisable over a four-year period and generally expire ten years from the date of grant. No additional options will be granted under any of these plans. Refer to Note 3 for more information on the acquired companies.

   In March 2000, the Board of Directors adopted the 2000 Supplemental Stock Option Plan (the "SSOP") which provides for granting of nonqualified stock options to purchase shares of common stock to non-executive officers, employees and consultants of the Company. In accordance with the SSOP, the stated exercise price shall

                                PUMATECH, INC.

not be less than 85% of the estimated fair market value of common stock on the date of grant as determined by the Board of Directors. The SSOP provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest 25% one year after date of grant and 1/48th each month thereafter for the next 36 months. Options available for grant as of July 31, 2001 were approximately 1,196,000 shares.

   In January 2001, the Company's Board of Directors approved a cancellation and regrant program for outstanding options. Under the program, holders of outstanding options granted after July 24, 1996, with exercise prices in excess of $15.00 per share were given the choice of retaining these options or obtaining in substitution repriced options for the same number of shares that will be issued on a date which is at least six months plus one day from the cancellation date. Holders of approximately 2,676,000 shares elected to participate in the program and received the new options. The re-grants for executive officers and directors were priced at $2.10 (the fair market value on July 30, 2001, the date of the new grant). The re-grants for employees were priced at $1.78 (85% of the underlying market price on July 30, 2001). The new options vest according to their original grant schedules.

   Stock option activity, both incentive and nonqualified, under all plans is presented as follows:

                                                                 Weighted Average
                                   Option Shares  Range of Price  Exercise Price
                                   (In thousands)   Per Share       per Share
                                   -------------- -------------- ----------------
Outstanding at July 31, 1998......      5,002      $0.10-$ 4.88       $ 2.68
   Granted........................      7,408      $0.13-$ 2.94       $ 1.30
   Exercised......................     (1,388)     $0.10-$ 1.25       $ 0.84
   Canceled.......................     (5,934)     $0.10-$ 4.88       $ 2.69
                                   -------------
Outstanding at July 31, 1999......      5,088      $0.10-$ 2.94       $ 1.16
   Granted........................      5,924      $0.16-$83.50       $27.44
   Exercised......................     (1,529)     $0.10-$ 2.94       $ 0.67
   Canceled.......................     (1,530)     $0.13-$83.50       $30.12
                                   -------------
Outstanding at July 31, 2000......      7,953      $0.10-$83.50       $14.70
   Granted........................      4,162      $1.78-$24.72       $ 5.29
   Exercised......................     (1,056)     $0.13-$ 7.50       $ 0.95
   Canceled.......................     (4,472)     $0.13-$83.50       $25.72
                                   -------------
Outstanding at July 31, 2001......      6,587      $0.10-$27.06       $ 3.47
                                   =============

   Proceeds received by the Company from exercises are credited to common stock and additional paid-in capital.

   At July 31, 2001, there were no shares subject to repurchase, and options to purchase approximately 2,285,000 shares were available for future grants.

   Deferred Stock Compensation. Based on an independent appraiser's valuation report, management believed that the exercise price for certain options granted during fiscal 1996 were below the estimated fair value of the Company's stock at the dates of grant. The Company is recognizing approximately $115,000 in fiscal 1996 of compensation expense over the options' four-year vesting periods.

   In conjunction with certain options granted by NetMind, the Company is recognizing over the options' four-year vesting periods a deferred compensation expense of approximately $3,563,000, $115,000 of which the Company recorded in fiscal 2001 in conjunction with remeasuring variable stock options. The total number of options accounted for under variable accounting relating to NetMind was approximately 24,000, of which all were vested and approximately 6,500 remained outstanding and exercisable at July 31, 2001.

                                PUMATECH, INC.

   In conjunction with the cancellation and regrant program implemented in January 2001 as described above, the new options granted to executive officers and directors were priced at the fair market value on the date of the new grant and accounted for as fixed awards. Accordingly, no stock compensation charge is recorded for these new options. The new options granted to employees were priced at a discount and accounted for using variable accounting under the guidance in FIN No. 44. According to FIN No. 44, the associated compensation charge under variable accounting is based on any excess of the common stock closing price at the end of the reporting period or date of exercise, forfeiture, cancellation without replacements, if earlier, over the exercise price (i.e. intrinsic value). Accordingly, the Company is recognizing approximately $185,000 of the underlying deferred compensation charge for the employees' options on an accelerated basis over the remaining vesting period of four years consistent with the method described in FIN No. 28. The Company will remeasure and record the intrinsic value of the repriced employee options every quarter until they are exercised, forfeited, cancelled, or expire.

   As a result of the employee and executive terminations during the year ended July 31, 2001, the Company recorded a reduction of unearned stock-based compensation of $1,650,000. For many of the terminated employees and executives, the Company had incurred significant deferred stock-based charges on the original option grants in previous years. The reversed amounts represent the additional paid in capital and stock-based compensation amounts associated with the unvested options and stock awards.

   The Company booked $1,058,000, $1,627,000 and $410,000 of expense relating to the above deferred compensation charges in fiscal 2001, 2000 and 1999, respectively.

   Other Stock Compensation. During fiscal 2001, the Company issued a total of 15,000 shares of its common stock pursuant to a certain employment and release agreement by and among the Company and two former employees of Dry Creek, each dated as of July 8, 2000 and executed in connection with the acquisition of Dry Creek. In addition, The Company issued 1,000 shares of its common stock to a consultant for services rendered during the fourth quarter of fiscal 2000. The Company recognized a total expense of approximately $388,000, which had been previously accrued in fiscal 2000, representing the fair value of the stock at the date of issuance.

   The following table summarizes information about stock options under all plans outstanding at July 31, 2001:

                                       Options Outstanding                      Options Exercisable
                         ------------------------------------------------ -------------------------------
                             Number                                           Number
                          Outstanding   Weighted-Average                   Exercisable
                           At 7/31/01      Remaining     Weighted-Average   At 7/31/01   Weighted-Average
Range of Exercise Prices (In thousands) Contractual Life  Exercise Price  (In thousands)  Exercise Price
------------------------ -------------- ---------------- ---------------- -------------- ----------------
       $0.10-$ 1.69          2,036            6.61            $1.04           1,860           $1.07
       $1.70-$ 2.10          2,619            9.98            $2.01           1,924           $2.04
       $2.11-$27.06          1,932            7.67            $8.02           1,116           $5.20
                             -----                                            -----
                             6,587            8.26            $3.47           4,900           $2.39
                             =====                                            =====

   Employee Stock Purchase Plan. In December 1998, the Board of Directors adopted the Employee Stock Purchase Plan (ESPP). The ESPP authorizes the issuance of 1,000,000 shares of Common Stock. The purpose of the ESPP is to provide eligible employees of the Company with a means of acquiring common stock of the Company through payroll deductions. The plan consists of four six-month purchase periods in each two-year offering period. Shares may be purchased under the ESPP at 85% of the lesser of the fair market value of the common stock on the grant or purchase date. During fiscal 2001, 2000 and 1999, 237,480, 141,352, and 348,228 shares were sold through the ESPP at a weighted average price of $3.46, $2.17 and $0.88, respectively. Approximately 621,000 shares were available for purchase as of July 31, 2001.

                                PUMATECH, INC.

   Pro Forma Information. The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for the stock compensation plans (the "Plans") described above. If compensation cost for the Plans had been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been adjusted to the pro-forma amounts indicated below:

                                                                     Year Ended July 31,
                                                            ------------------------------------
                                                               2001          2000        1999
                                                             --------      --------    --------
                                                            (In thousands, except per share data

Net loss attributable to common stockholders............... $(41,818)     $(26,076)   $(10,066)
                                                             ========      ========    ========
Net loss attributable to stockholders--pro forma........... $(40,888)     $(45,269)   $(14,138)
                                                             ========      ========    ========
Basic and diluted net loss per common share................ $  (0.96)     $  (0.74)   $  (0.34)
                                                             ========      ========    ========
Basic and diluted net loss per common share--pro forma..... $  (0.94)     $  (1.28)   $  (0.47)
                                                             ========      ========    ========

   Because the method of accounting prescribed by SFAS 123 has not been applied to options granted prior to August 1, 1995, pro forma net income for the year ended July 31, 1999 does not reflect all applicable options granted prior to such date. Because the Black-Scholes option valuation model was developed for traded options and requires the input of subjective assumptions and the number of future shares to be issued or cancelled is not known, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                 Stock Option Plans  Employee Stock Purchase Plan
                                 ------------------  ---------------------------
                                 Year Ended July 31,     Year Ended July 31,
                                 ------------------  ---------------------------
                                  2001   2000  1999    2001        2000    1999
                                 ----    ----  ----  ----        ----     ----
   Option life (in years).......  2.3     5.1   4.0   1.0         1.0      2.0
   Risk-free interest rate...... 4.37%   6.24% 6.04% 5.93%       6.50%    6.04%
   Stock price volatility.......  118%     75%   75%   82%         75%      75%
   Dividend yield...............   --      --    --    --          --       --

   The following is a summary of weighted-average grant date fair values:

                                                      Weighted-Average Grant
                                                         Date Fair Value
                                                      ----------------------
                                                       Year Ended July 31,
                                                      ----------------------
                                                       2001    2000    1999
                                                       -----  ------  -----
    Options granted under Stock Option Plans......... $3.63   $18.58  $1.81
    Shares granted under the Stock Purchase Plan..... $1.34   $ 1.20  $1.20

   Common Stock Warrants. In July 1996, the Company agreed to issue a warrant to purchase 280,000 shares of its common stock at $2.75 per share to one of its Series C stockholders in exchange for rights to certain technology. These warrants were subsequently issued in August 1996. The aggregate value of the warrant was estimated by the Company at $175,000 and is being accounted for as purchased technology. The warrant is exercisable immediately and expires at the earlier of August 2001 or the acquisition of the Company by another entity. The purchased technology was amortized over its estimated life of three years.

                                PUMATECH, INC.

   In conjunction with the issuance of convertible promissory notes and notes payable in fiscal 1997 and 1998, NetMind issued 91,650 shares of Series A Convertible Preferred Stock at $1.00 per share which converted into approximately 75,000 shares of the Company's common stock with an exercise price of $1.26 per share upon completion of the NetMind merger in February 2000. Under terms of the original issuance, the warrants are exercisable immediately and expire five years from the date of issue.

   In conjunction with the issuance of Series A Convertible Preferred Stock in fiscal 1998, NetMind issued warrants to purchase 816,250 shares of NetMind's common stock at $0.01 per share and 73,411 shares of NetMind's common stock at $1.00 per share which converted into approximately 651,000 shares exercisable at $0.01 per share and 58,600 shares exercisable at $1.26 per share, respectively, of the Company's common stock upon completion of the NetMind merger in February 2000. Under terms of the original issuance, the warrants are exercisable immediately and expire five years from the date of issue.

   The following summarizes the warrants to purchase Pumatech common stock which are outstanding at July 31, 2001:

                                Exercise  Term
Number of Shares                 Price   (Years) Expiration Date
----------------                -------- ------- ---------------
   280,000.....................  $2.75      5    August 2001
   5,518.......................  $1.26      5    January 2002-June 2002
   40,901......................  $0.01      5    August 2002-December 2002
   41,960......................  $1.26      5    May 2003-June 2003
  -------
  368,379
  =======

   Notes Receivable from Stockholders. In October 1996, an officer of the Company purchased a total of 2,500 shares of the Company's common stock for $15,000 in exchange for a full recourse promissory note. The note bears interest at 6 percent per annum, with interest and principal due on demand. The note is secured by the common shares purchased by the officer.

   In July 1999, an officer of the Company purchased a total of 143,413 shares of the Company's common stock for $315,000 in exchange for a full recourse promissory note. The note bears interest at 5.32 percent per annum, with interest and principal payable in July 2002. The note is secured by the common shares purchased by the officer.

Note 11 Restructuring and Cost Reduction Plans

  Fiscal 1999 Restructuring Program

   In the first quarter of fiscal 1999, the Company announced and implemented a restructuring program for the purpose of consolidating the majority of engineering and development work at existing facilities in Nashua, New Hampshire. As part of this program, the Company implemented a reduction in force of approximately 40 positions that primarily affected the engineering group located at the San Jose, California facility. This plan was completed at the end of February 1999. The severance costs were $210,000. As of July 31, 2001, there was no unused balance.

   Also as part of the restructuring, the Company vacated a portion of the San Jose, California facility, as well as a facility in Nashua, New Hampshire. The restructure charge was $558,000, of which $173,000 remained unused as of July 31, 2001.

                                PUMATECH, INC.

   A summary of the severance and facilities costs relating to the restructuring program in fiscal 1999 is outlined as follows (in thousands):

                                                            Consolidation
                                                  Workforce   of Excess
                                                  Reduction  Facilities   Total
-                                                 --------- ------------- -----
Total charge.....................................   $ 210       $ 558     $ 768
Cash payments....................................    (210)       (227)     (437)
                                                    -----       -----     -----
   Balance at July 31, 1999......................   $  --       $ 331     $ 331
Cash payments....................................      --        (110)     (110)
                                                    -----       -----     -----
   Balance at July 31, 2000......................   $  --       $ 221     $ 221
Cash payments....................................      --         (48)      (48)
                                                    -----       -----     -----
   Balance at July 31, 2001......................   $  --       $ 173     $ 173
                                                    =====       =====     =====

   Amounts related to the net lease expense due to the consolidation of excess facilities will be paid over the respective lease terms through June 2006 using cash from operations. The Company has reduced the total costs of leased facilities by subleasing the excess office space.

  Third Quarter-Fiscal 2001 Cost Reduction Plan

   In the third quarter of fiscal 2001, the Company announced and implemented its first cost reduction plan for the fiscal year. The Company's primary cost reduction initiatives included a reduction in workforce and facilities consolidation. The workforce reduction, which was completed during April 2001, represented a reduction of approximately 20% of the Company's then total workforce or approximately 57 full-time equivalent positions including 20 contractors and 37 permanent employees, the majority holding positions in engineering and in support for engineering related projects. The associated severance costs incurred were approximately $181,000. This implementation of the plan was completed at the end of April 2001. As of July 31, 2001, there was no unused balance.

   The Company also incurred additional restructuring charges aggregating $402,000 for consolidating facilities with space located in Santa Cruz, California and Nashua, New Hampshire. The costs of consolidating facilities includes $174,000 for excess facility lease and vacancy costs and $228,000 for write-off of property and equipment, which consisted primarily of leasehold improvements, office equipment and furniture and fixtures, to be taken out of service. The unused balance as of July 31, 2001 was $169,000.

   A summary of the severance and facilities costs and assets held for disposal relating to the cost reduction plan implemented in the third quarter of fiscal 2001 is outlined as follows (in thousands):

                                                            Consolidation
                                                  Workforce   of Excess
                                                  Reduction  Facilities   Total
                                                  --------- ------------- -----
Total charge.....................................   $ 181       $ 402     $ 583
Non-cash charges.................................      --        (130)     (130)
Cash payments....................................    (181)       (103)     (284)
                                                    -----       -----     -----
   Balance at July 31, 2001......................   $  --       $ 169     $ 169
                                                    =====       =====     =====

   Amounts related to the net lease expense due to the consolidation of excess facilities will be paid over the respective lease terms through April 2006 using cash from operations. The Company has reduced the total costs of leased facilities by subleasing the excess office space. All remaining assets held for disposal are expected to be disposed of by the end of first quarter of fiscal 2002.

                                PUMATECH, INC.

  Fourth Quarter-Fiscal 2001 Cost Reduction Plan

   In the fourth quarter of fiscal 2001, the Company announced and implemented its second cost reduction plan for the fiscal year. The Company's primary cost reduction initiatives included a reduction in workforce and facilities consolidation. The workforce reduction represented a further reduction of approximately 20% of the Company's then total workforce, or approximately 50 full-time equivalent positions. This reduction, affecting mostly those holding positions in engineering and professional services, brought the number of the Company's worldwide workforce down to approximately 215 full-time employees. The associated severance costs incurred were approximately $400,000, of which $20,000 remained unused as of July 31, 2001. This implementation of the plan was completed at the end of August 2001.

   The Company also incurred additional restructuring charges aggregating $434,000 for consolidating more facilities with space located in Santa Cruz, California. The costs of consolidating facilities includes $399,000 for excess facility lease and vacancy costs and $35,000 for write-off of property and equipment, which consisted primarily of leasehold improvements, computer and engineering equipment, office equipment and furniture and fixtures, to be taken out of service. The unused balance as of July 31, 2001 was $399,000.

   A summary of the severance and facilities costs and assets held for disposal relating to the cost reduction plan implemented in the fourth quarter of fiscal 2001 is outlined as follows (in thousands):

                                                           Consolidation
                                                 Workforce   of Excess
                                                 Reduction  Facilities   Total
                                                 --------- ------------- -----
Total charge....................................   $ 400       $434      $ 834
Non-cash charges................................      --        (35)       (35)
Cash payments...................................    (380)        --       (380)
                                                   -----       ----      -----
   Balance at July 31, 2001.....................   $  20       $399      $ 419
                                                   =====       ====      =====

   Amounts related to the net lease expense due to the consolidation of excess facilities will be paid over the respective lease terms through April 2006 using cash from operations. The Company has reduced the total costs of leased facilities by subleasing the excess office space. All remaining assets held for disposal are expected to be disposed of by the end of first quarter of fiscal 2002.

   The following table (unaudited) shows the amounts of severance costs and facilities costs and assets held for disposal that would have been recorded under the following income statement categories had these charges not been separately stated in the consolidated statements of operations:

                                                       Year Ended July 31,
                                                       -------------------
                                                        2001   2000  1999
                                                       ------  ----  -----
                                                         (In thousands)
     Cost of service revenue.......................... $  318  $ --  $  --
     Research and development.........................    622    --    763
     Sales and marketing..............................    366    --      5
     General and administrative.......................    111    --     --
                                                       ------  ----  -----
        Severance costs and facilities costs and
          assets held for disposal.................... $1,417  $ --  $ 768
                                                       ======  ====  =====

                                PUMATECH, INC.

Note 12 Impairment of Long-Lived Assets

  Goodwill and Identifiable Intangibles

   Dry Creek and Windward. During the fourth quarter of fiscal 2001, based on the significant decline in revenue from our professional services organization particularly for the last quarter of fiscal 2001, the Company, in accordance with its accounting policy, determined that a recoverability assessment of the carrying values of the intangibles associated with Dry Creek and Windward acquisitions was needed. Accordingly, the Company engaged a third party appraiser to perform the evaluation and, as a result, recorded an impairment write-down of goodwill of $8,745,000.

   The above impairment was measured as the amount by which the carrying amount of goodwill and purchased intangibles exceeded the present value of the estimated future cash flows for the professional services group and long-lived assets. The assumptions supporting the future cash flows, including the discount rate of 20%, were determined using the Company's best estimates. The discount rate was determined based upon the weighted average cost of capital of comparable companies. The new carrying amount of $5,438,000 is being amortized over the remaining life of the respective intangibles through July 2003, except for goodwill which, in accordance with the non-amortization provisions of SFAS 142 recently issued by FASB, will be amortized until the Company's adoption of the new accounting standard (Refer to Note 17).

   SwiftTouch. During the fourth quarter of fiscal 2001, the Company suspended indefinitely its online service offering, Intellisync.com, due to slow adoption by its customers and determined that the technology acquired with the SwiftTouch acquisition used exclusively for Intelliysnc.com was impaired. Accordingly, the Company recorded an impairment charge of $1,156,000 to write-off the underlying goodwill and other related intangibles.

  Intellisync.com-Related Assets

   In relation to the indefinite suspension of Intellisync.com, the Company classified certain related assets as "held-for-disposal" and recorded an impairment charge of $713,000 to revise the carrying value of the assets to recovery value less disposal costs.

   The total amount of the above impairment charges of $10,614,000 is recorded as "Loss on Impairment of Assets" in the consolidated statements of operations. The following table (unaudited) shows the charges that would have been recorded under the following income statement categories had they not been separately stated in the consolidated statements of operations (in thousands):

      Cost of service revenue.................................... $   713
      Research and development...................................   1,074
      General and administrative.................................   8,827
                                                                  -------
         Loss on impairment of assets............................ $10,614
                                                                  =======

  Investments

   Total impairment of investments of $1,180,000 in fiscal 2001 is recorded as "Other-Than-Temporary Impairment of Direct Investments" in consolidated statements of operations. Refer to Note 4 for more details.

                                PUMATECH, INC.

Note 13 Other Income (Expense)

   Other, net, consists of the following:

                                                         Year Ended July 31,
                                                        ---------------------
                                                        2001    2000    1999
                                                        -----  ------  ------
                                                            (In thousands)
    Other expenses, net................................ $ (42) $  (58) $  (55)
    Realized gains (losses)............................  (340)  2,221   2,650
    Miscellaneous income...............................    --      --      76
                                                        -----  ------  ------
        Other, net..................................... $(382) $2,163  $2,671
                                                        =====  ======  ======

Note 14 Income Taxes

   The income tax provision (benefit) for the years ended July 31, 2001, 2000 and 1999 is summarized as follows:

                                                          Year Ended July 31,
                                                          -------------------
                                                           2001   2000  1999
                                                          ----    ----  ----
                                                            (In thousands)
   Current
      Federal............................................ $ (5)   $ 20  $ --
      State..............................................   59      32     3
      Foreign withholding tax............................  383     580   712
                                                           ----   ----  ----
                                                          $437    $632  $715
                                                           ====   ====  ====

   Deferred tax assets are summarized as follows:

                                                               July 31,
                                                          -----------------
                                                            2001     2000
                                                          --------  -------
                                                            (In thousands)
   Deferred tax assets:
      Net operating loss carryforwards................... $ 20,528  $ 5,446
      Alternative minimum tax credit carryforwards.......      107       78
      Research and development credit carryforwards......    9,602    1,226
      Foreign tax credit carryforwards...................    1,343    1,923
      Reserves and accruals..............................    1,485    1,157
      Depreciation and amortization......................    6,257       --
      Deferred revenue...................................    2,329       --
                                                          --------  -------
          Total deferred tax assets......................   41,651    9,830
      Deferred tax asset valuation allowance.............  (41,651)  (9,830)
                                                          --------  -------
                                                          $     --  $    --
                                                          ========  =======

                                PUMATECH, INC.

   Except for fiscal 1997, the Company has incurred losses from inception through fiscal 2001. Management believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it is more likely than not that the Company will not be able to realize its deferred tax assets and thus a full valuation reserve has been recorded at July 31, 2001 and 2000. The change in valuation allowance for deferred tax assets was an increase of $31,821,000 and $4,503,000 during fiscal 2001 and 2000, respectively.

   Deferred tax assets of approximately $13,600,000 as of July 31, 2001 pertain to certain net operating losses carryforwards and credit carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these loss and credit carryforwards are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

   A reconciliation of the income tax provision to the amount computed by applying the statutory federal income tax rate to income (loss) before income tax provision is summarized as follows:

                                                           Year Ended July 31,
                                                       --------------------------
                                                         2001     2000     1999
                                                       --------  -------  -------
                                                             (In thousands)
Amounts computed at statutory federal rate............ $(14,070) $(7,548) $(1,739)
Foreign withholding taxes.............................      383      580      712
Non deductible amortization and in-process research
  and development.....................................    1,978    3,097       --
Future benefits not currently recognized..............   12,146    4,503    1,742
                                                       --------  -------  -------
                                                       $    437  $   632  $   715
                                                       ========  =======  =======

   At July 31, 2001, the Company has federal and state net operating loss carryforwards of $56,361,000 and $23,407,000, respectively, and federal and state credit carryforwards of $5,091,000 and $2,715,000, respectively, available to offset future taxable income. The Company's carryforwards expire in 2009 through 2021.

   The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. As a result of ownership changes which may have occurred in past fiscal years, the Company's net operating losses and carryforwards may be subject to these limitations.

Note 15 Net Income (Loss) Per Share

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

                                PUMATECH, INC.

   Basic and diluted net loss per share were calculated as follows during the years ended July 31, 2001, 2000 and 1999, respectively:

                                                  Year Ended July 31,
                                             ----------------------------
                                               2001      2000      1999
                                             --------  --------  --------
                                                 (In thousands, except
                                                  per share amounts)
     Numerator:
     Net loss attributable to common
       stockholders......................... $(41,818) $(26,076) $(10,066)
                                             ========  ========  ========
     Denominator:
     Weighted average shares outstanding
       used to compute basic and diluted net
       loss per common share................   43,729    35,319    29,970
                                             ========  ========  ========
     Basic and diluted net loss per share... $  (0.96) $  (0.74) $  (0.34)
                                             ========  ========  ========

   All common shares that were held in escrow, totaling approximately 140,000 as of July 31, 2001, were excluded from basic and diluted net loss per share calculations. Refer to Note 3 for more information on common shares held in escrow.

   Potential common shares attributable to mandatorily redeemable preferred stock, stock options, warrants and shares held in escrow of 7,095,868, 8,142,568 and 9,247,669 were outstanding at July 31, 2001, 2000 and 1999, respectively. However, as a result of a net loss incurred by the Company in the years ended July 31, 2001, 2000 and 1999, the corresponding weighted average outstanding shares (using the treasury stock method) were antidilutive and were excluded from net loss per share calculations.

Note 16 Business Segments

   Operating segments are identified as components of an enterprise about which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision making group to make decisions about how to allocate resources and assess performance. The Company's chief operating decision maker is the Chief Executive Officer. To date the Company has reviewed its operations principally in a single segment. The chief operating decision maker assesses performance based on the gross profit generated by this segment.

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

   Revenue information by geographic region is as follows (revenue is attributed to regions based on the location of customers):

                                                  Year Ended July 31,
                                                -----------------------
                                                 2001    2000    1999
                                                ------- ------- -------
                                                    (In thousands)
        North America.......................... $29,814 $22,786 $12,366
        Japan..................................   5,205   6,822   7,134
        Other International....................   3,674   1,205   1,223
                                                ------- ------- -------
           Total revenue....................... $38,693 $30,813 $20,723
                                                ======= ======= =======

   Substantially all of the Company's long-lived assets are in the United
States.

                                PUMATECH, INC.

   Revenue information by product group is as follows:

                                                       Year Ended July 31,
                                                     -----------------------
                                                      2001    2000    1999
                                                     ------- ------- -------
                                                         (In thousands)
   Notebook royalty revenues........................ $ 2,212 $ 4,724 $ 6,130
   Enterprise products..............................  17,838  14,144   9,114
   Technology licensing components..................  12,468   8,817   3,840
   Service..........................................   6,175   3,128   1,639
                                                     ------- ------- -------
      Total revenue................................. $38,693 $30,813 $20,723
                                                     ======= ======= =======

Note 17 Recent Accounting Pronouncements

  Income Statement Characterization of Consideration Paid to a Reseller

   In June 2001, the EITF of the FASB issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF No. 00-25 addresses whether consideration from a vendor to a reseller of the vendor's products is an adjustment to the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's results of operations, or, a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost of expense when recognized in the vendor's results of operations. EITF No. 00-25 is effective for the Company's fiscal quarters beginning on February 1, 2002. Upon adoption of EITF No. 00-25, financial statements for prior periods presented for comparative purposes should be reclassified to comply with EITF No. 00-25. The Company is currently assessing the impact of adopting EITF No. 00-25 on its financial position and results of operations.

  Accounting for Business Combinations, Goodwill and Other Intangible Assets

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually and written down only when impaired. The Company expects to adopt the goodwill non-amortization provisions, among others, of this statement at the beginning of fiscal 2003. The Company is currently assessing the impact of adopting SFAS No. 141 and SFAS No. 142 on its financial position and results of operations.

  Accounting for the Impairment or Disposal of Long-Lived Assets

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale. Although the Statement retains certain of the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", it supersedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business. SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial

                                PUMATECH, INC.

Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The Company is currently assessing the impact of adopting SFAS No. 144 on its financial position and results of operations.

Note 18 Subsequent Event

   On September 6, 2001, the Company announced that its Board of Directors had approved a proposal to offer its employees, officers and directors the opportunity to cancel stock options granted to them between September 1999 and June 2001 in exchange for an equal number of new options to be granted in the future, on a date more than six months after the date of cancellation of the original options. The Company's Board of Directors determined that existing options eligible under the terms of the proposal no longer have sufficient value to motivate and retain the optionholders.

   On September 24, 2001, the Company filed a tender offer document with the SEC that provides detailed information concerning the stock option exchange and supplemental option grant program.

   The new options will be granted on or about April 24, 2002, six months and two days following the close of the tender offer on October 22, 2001 and will be priced at the closing market price on the grant date. Additionally, the replacement grants will have the same terms, vesting start date and vesting schedule as those cancelled. In order to receive the new options, the employees must remain employed by the company until the new grant date. Holders of options exercisable for approximately 1,315,000 shares with exercise prices of $3.01 or greater and a weighted average price of $10.01 were given the opportunity to cancel their options.

   In accordance with FIN No. 44, a certain number of options to be granted under this new regrant program will be subject to variable plan accounting. Accordingly, the Company expects to incur variable accounting charges relating to these options in future periods. The intrinsic value of the regranted options will be determined based on the difference between the exercise price and the current fair value of the Company's common stock. The value of the options will be recalculated on a quarterly basis and amortized on an accelerated basis until the options are cancelled, exercised, forfeited or expire.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Pumatech, Inc.

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 53 present fairly, in all material respects, the financial position of Pumatech, Inc. and its subsidiaries at July 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 53 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

San Francisco, California
September 4, 2001,
except as to Note 18, which is as of September 24, 2001

                                  SCHEDULE II

                                PUMATECH, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)


                                                                  Balance  Charged
                                                                    at     to costs             Balance
                                                                 beginning   and               at end of
Classification                                                   of period expenses Deductions  period
--------------                                                   --------- -------- ---------- ---------
Allowance for doubtful accounts for the year ended:
   July 31, 1999................................................  $  530   $   492    $  114    $   908
   July 31, 2000................................................  $  908   $   456    $  154    $ 1,210
   July 31, 2001................................................  $1,210   $ 1,235    $1,159    $ 1,286

Valuation allowance for deferred tax assets for the year ended:
   July 31, 1999................................................  $3,769   $ 1,558    $   --    $ 5,327
   July 31, 2000................................................  $5,327   $ 4,503    $   --    $ 9,830
   July 31, 2001................................................  $9,830   $31,821    $   --    $41,651