Form 10-Q
period 2001-10-31
PUMATECH INC
filed 2001-12-13
CIK 1020716

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ____________________

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2001

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from       to

                              ____________________

                         Commission File Number 0-21709

                                 PUMATECH, INC.

           Incorporated Pursuant to the Laws of the State of Delaware

                              ____________________

                  IRS Employer Identification Number 77-0349154

               2550 North First Street, San Jose, California 95131

                                 (408) 321-7650

                              ____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes   X   No______
       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 10, 2001: 44,945,554

                                 PUMATECH, INC.

                                   10-Q REPORT

                                      INDEX

                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
PART I - FINANCIAL INFORMATION                                                                            1

           Item 1.        Unaudited Condensed Consolidated Financial Statements                           1

                               Condensed Consolidated Balance Sheets                                      1
                               Condensed Consolidated Statements of Operations                            2
                               Condensed Consolidated Statements of Cash Flows                            3

                          Notes to Unaudited Condensed Consolidated Financial Statements                  4

           Item 2.        Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                                  11

           Item 3.        Quantitative and Qualitative Disclosures About Market Risk                     34

PART II - OTHER INFORMATION                                                                              35

           Item 1.        Legal Proceedings                                                              35

           Item 2.        Changes in Securities and Use of Proceeds                                      35

           Item 3.        Defaults Upon Senior Securities                                                35

           Item 4.        Submission of Matters to a Vote of Security Holders                            35

           Item 5.        Other Information                                                              35

           Item 6.        Exhibits and Reports on Form 8-K                                               35

SIGNATURE                                                                                                36

                                 PUMATECH, INC.

                         PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                             October 31,       July 31,
                                                                                2001             2001
                                                                             -----------      ---------
Assets
------
Current assets:
   Cash and cash equivalents..............................................   $  14,896        $  18,837
   Short-term investments.................................................      31,584           30,071
   Accounts receivable, net of allowance for doubtful
      accounts of $1,228 and $1,286.......................................       3,962            4,120


   Inventories, net.......................................................         189              233
   Other current assets...................................................       1,932            1,970
                                                                             ---------        ---------
      Total current assets................................................      52,563           55,231

Property and equipment, net...............................................       6,325            6,974
Intangible assets, net....................................................      11,357           12,818
Restricted cash...........................................................         686              686
Other assets..............................................................       3,214            3,225
                                                                             ---------        ---------
          Total assets....................................................   $  74,145        $  78,934
                                                                             =========        =========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable.......................................................   $   2,652        $   2,541
   Accrued liabilities....................................................       4,242            4,639
   Notes payable..........................................................       2,000              302
   Deferred revenue.......................................................       2,817            3,260
                                                                             ---------        ---------
      Total current liabilities...........................................      11,711           10,742
                                                                             ---------        ---------

Commitments and contingencies (Note 7)....................................

Stockholders' equity:
   Preferred stock, $0.001 par value; 2,000 shares authorized and no
      shares issued and outstanding at October 31 and July 31, 2001.......           -                -
   Common stock, $0.001 par value; 80,000 shares authorized; 44,923 shares issued and outstanding at October 31, 2001 and 44,555 shares issued
      and outstanding at July 31, 2001....................................          45               45
   Additional paid-in capital.............................................     149,390          148,479
   Receivable from stockholders...........................................        (330)            (330)
   Deferred stock compensation............................................        (827)            (706)
   Accumulated deficit....................................................     (86,090)         (79,407)
   Other comprehensive income.............................................         246              111
                                                                             ---------        ---------
      Total stockholders' equity..........................................      62,434           68,192
                                                                             ---------        ---------
          Total liabilities and stockholders' equity......................   $  74,145        $  78,934
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

                                 PUMATECH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                 October 31,
                                                                         ---------------------------
                                                                           2001              2000
                                                                         ---------        ----------
Revenue
   License.............................................................  $   5,593        $    8,790
   Services............................................................      1,179             1,133
                                                                         ---------        ----------
        Total revenue..................................................      6,772             9,923
                                                                         ---------        ----------

Cost and operating expenses:
   Cost of revenue (includes non-cash stock compensation
     of $34 and $0)....................................................      2,250             1,559
   Research and development (includes non-cash stock compensation
     of $181 and $89)..................................................      4,075             6,088
   Sales and marketing (includes non-cash stock compensation
     of $79 and $37)...................................................      4,752             5,410
   General and administrative (includes non-cash stock compensation
     of $70 and $95)...................................................      1,248             1,418
   Amortization of intangibles.........................................      1,460             1,382
                                                                         ---------        ----------
       Total cost and operating expenses...............................     13,785            15,857
                                                                         ---------        ----------
Operating loss.........................................................     (7,013)           (5,934)
Other income and expense, net..........................................        441             1,088
                                                                         ---------        ----------
Loss before income taxes...............................................     (6,572)           (4,846)
Provision for income taxes.............................................       (111)             (136)
                                                                         ---------        ----------
Net loss...............................................................  $  (6,683)       $   (4,982)
                                                                         =========        ==========

Basic and diluted net loss per share...................................  $   (0.15)       $    (0.12)
                                                                         =========        ==========

Shares used in computing basic and diluted net loss per share..........     44,629            42,666
                                                                         =========        ==========

           See accompanying notes to unaudited condensed consolidated financial statements.

                                 PUMATECH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                       October 31,
                                                                                -----------------------------
                                                                                   2001                2000
                                                                                -----------        ----------
Cash flows from operating activities:
 Net loss ...............................................................       $ (6,683)          $  (4,982)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Allowance for doubtful accounts ......................................             61                 120
   Provision for obsolete inventory .....................................             30                   3
   Depreciation and amortization ........................................          2,308               1,927
   Non-cash stock compensation ..........................................            364                 221
 Changes in operating assets and liabilities:
   Accounts receivable ..................................................             97                (276)
   Inventories ..........................................................             14                 (12)
   Other current assets .................................................             38                 454
   Other assets .........................................................             19                (542)
   Accounts payable .....................................................            111                 799
   Accrued liabilities ..................................................           (386)               (529)
   Deferred revenue .....................................................           (443)               (370)
                                                                                --------           ---------
Net cash used in operating activities ...................................         (4,470)             (3,187)
                                                                                --------           ---------
Cash flows from investing activities:
 Purchase of property and equipment .....................................           (199)             (1,757)
 Purchase of short-term investments, net ................................         (1,396)             (6,287)
 Purchase of non-marketable securities ..................................              -              (1,000)
 Acquisition ............................................................              -             (12,250)
                                                                                --------           ---------
Net cash used in investing activities ...................................         (1,595)            (21,294)
                                                                                --------           ---------
Cash flows from financing activities:
 Principal payments on notes payable ....................................           (302)                (51)
 Proceeds from line of credit ...........................................          2,000                   -
 Proceeds from exercise of warrants .....................................              -                   2
 Proceeds upon exercise of stock options ................................             55                 183
 Proceeds from newly issued common stock ................................            371                 396
                                                                                --------           ---------
Net cash provided by financing activities ...............................          2,124                 530
                                                                                --------           ---------

Net decrease in cash and cash equivalents ...............................         (3,941)            (23,951)
Cash and cash equivalents at beginning of period ........................         18,837              54,492
                                                                                --------           ---------
Cash and cash equivalents at end of period ..............................       $ 14,896           $  30,541
                                                                                ========           =========

      See accompanying notes to unaudited condensed consolidated financial statements.

                                 PUMATECH, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1  Basis of Presentation

     The accompanying condensed consolidated financial statements of Pumatech, Inc. (Pumatech or the "Company") for the three months ended October 31, 2001 and 2000 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001. The condensed consolidated balance sheet as of July 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform to the current period's presentation. The results of operations for the interim period ended October 31, 2001 are not necessarily indicative of results to be expected for the full year.

Note 2  Recently Issued Accounting Pronouncements

Accounting for Consideration Given to a Customer or a Reseller of the Vendor's Products

     In June 2001, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." In addition in November 2001, the EITF reached a consensus on Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which codified all the issues in EITF No. 00-25, among others. EITF No. 01-09 addresses whether consideration from a vendor to a reseller of the vendor's products is an adjustment to the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's results of operations, or, a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost of expense when recognized in the vendor's results of operations. EITF No. 01-09 is effective for the Company's fiscal quarters beginning on February 1, 2002. Upon adoption of EITF No. 01-09, financial statements for prior periods presented for comparative purposes should be reclassified to comply with EITF No. 01-09. The Company currently estimates that sales and marketing expenses in the accompanying condensed consolidated statements of operations include approximately $96,000 and $105,000 for the three months ended October 31, 2001 and 2000, respectively, of consideration paid to its resellers (i.e. considered as an adjustment to the selling prices of the Company's products). Such consideration will be classified as a reduction of revenue when provisions of EITF 01-09 are applied. The Company's adoption of EITF No. 01-09 is not expected to have a material impact on its revenues and gross margins or any effect on its operating margins, net loss and net loss per share.

Accounting for Business Combinations, Goodwill and Other Intangible Assets

     In July 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually and written down only when impaired. The Company will continue to amortize its goodwill, which it anticipates will be approximately $2,700,000 for fiscal 2002, until its expected adoption of the goodwill non-amortization provisions, among others, of this statement at the beginning of fiscal 2003. The

Company is currently assessing the impact of adopting SFAS No. 141 and SFAS No. 142 on its future financial position and results of operations.

Accounting for the Impairment or Disposal of Long-Lived Assets

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale. Although the Statement retains certain of the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", it supersedes SFAS No. 121 and Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Statement is effective for the Company's financial statements issued for fiscal quarters beginning on August 1, 2002. The Company is currently assessing the impact of adopting SFAS No. 144 but does not expect the adoption to have a material impact on its financial position and results of operations.

Note 3  Balance Sheet Components

     Inventories, net, consist of the following:

                                                                                October 31,    July 31,
                                                                                   2001          2001
                                                                                -----------   ---------
                                                                                       (In thousands)
 Raw materials .............................................................    $      95     $      74
 Finished goods and work-in-process ........................................          150           185
                                                                                ---------     ---------
                                                                                      245           259
 Less: Inventory reserves ..................................................          (56)          (26)
                                                                                ---------     ---------
    Inventories, net........................................................    $     189     $     233
                                                                                =========     =========

 Intangible assets, net, consist of the following:

                                                                                October 31,   July 31,
                                                                                  2001           2001
                                                                                -----------   ---------
                                                                                       (In thousands)

 Intangible assets:
    Goodwill ...............................................................    $  15,820     $  15,820
    Developed technology ...................................................        6,175         6,175
    Acquired workforce-in-place ............................................        2,212         2,212
    Existing contracts .....................................................          200           200
                                                                                ---------     ---------
                                                                           .       24,407        24,407
    Less: Accumulated amortization .........................................      (13,050)      (11,589)
                                                                                ---------     ---------
        Intangible assets, net .............................................    $  11,357     $  12,818
                                                                                =========     =========

Note 4  Acquisition

     In October 2000, the Company signed and closed an asset purchase agreement with Vanteon Corporation (Vanteon), of Rochester, New York to acquire certain assets and assume certain liabilities of The Windward Group (Windward), a wholly owned subsidiary of Vanteon headquartered in Los Gatos, California. Windward is a professional services company specializing in creating consumer and enterprise solutions that combine mobile, wireless, desktop, Internet and database technology. Under the terms of the asset purchase agreement, the Company paid $12,250,000 in cash and placed 171,026 shares of Pumatech common stock in escrow. These shares were valued upon release from escrow based on the fair value of the common stock on the release date and as a result, the amount of goodwill arising from the transaction would increase upon release of these shares. The shares were to be released in equal installments to Vanteon based on the achievement of quarterly performance milestones through the first quarter of fiscal 2002. The performance milestones set for the second quarter of fiscal year 2001 were met and therefore 42,757 shares, valued at approximately $204,000, were released for the quarter ended January 31, 2001. As of the date of this Report on Form 10-Q, no additional shares were released for the quarters ended April 30, 2001, July 31, 2001 and October 31, 2001 as the Company has determined that the performance milestones set for the said quarters had not been met.

Pro Forma Results (Unaudited)

    The following unaudited pro-forma consolidated financial information reflects the results of operations for the three months ended October 31, 2000, as if the acquisition of Windward had occurred on August 1, 2000 and after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on August 1, 2000. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.


                                                             Three Months Ended
                                                              October 31, 2000
                                                            --------------------
          (In thousands, except per share data)

          Pro-forma revenue ...............................      $   11,536
          Pro-forma net loss ..............................      $   (6,333)
          Pro-forma basic and diluted loss per share ......      $    (0.15)

Note 5  Restructuring and Cost Reduction Plans

     During fiscal 1999 and 2001, the Company implemented restructuring and cost reduction plans aimed at reducing costs that were not integral to the Company's overall strategy and to better align its expense levels with current revenue levels and ensure conservative spending during periods of economic uncertainty. Included in the cost reduction initiatives were reductions in workforce and facilities consolidations. Of the resulting restructuring charges of $768,000 and $1,417,000 in fiscal 1999 and 2001, respectively, $167,000 and $461,000, respectively, remained unused as of October 31, 2001.

     A summary of the severance and facilities costs and assets held for disposal relating to the cost reduction plans implemented in fiscal 2001 is outlined as follows (in thousands):


                                                    Consolidation
                                      Workforce       of Excess
                                      Reduction      Facilities       Total
                                      ---------     -------------     -----
     Total charge...................   $ 581           $ 836         $1,417
     Non-cash charges...............       -            (165)          (165)
     Cash Payments..................    (561)           (103)          (664)
                                       -----           -----         ------
       Balance at July 31, 2001.....   $  20           $ 568         $  588

     Non-cash charges...............       -             (54)           (54)
     Cash payments..................     (20)            (53)           (73)
                                       -----           -----         ------
       Balance at October 31, 2001..   $   -           $ 461         $  461
                                       =====           =====         ======

Note 6  Notes Payable

     The Company's notes payable includes the following:

                                                                                  October 31,       July 31,
                                                                                     2001             2001
                                                                                  -----------       --------
                                                                                         (In thousands)

   Revolving credit line, 5.1% rate, payable in March 2002 ............             $  2,000         $     -
   Equipment line, 9.3% average rate, paid in September 2001 ..........                    -             302
                                                                                   ---------        --------
         Notes payable ................................................             $  2,000         $   302
                                                                                   =========        ========

     In September 2001, the Company borrowed $2 million under its loan and security agreement entered into on March 29, 2001, which remained outstanding at October 31, 2001. As of October 31, 2001, the Company was in compliance with the loan covenants.

     The outstanding balance at July 31, 2001 on a $750,000 equipment line of credit was paid off in September 2001 with a portion of the new borrowings described above. The $750,000 equipment line and the $1,000,000 revolving line of credit from the same bank were not renewed.

Note 7  Commitments

     The Company is committed to invest an additional $2,500,000 in Azure Venture Partners.

Note 8  Stock Option Cancellation/Regrant and Stock Compensation

     On September 6, 2001, the Company's Board of Directors approved a proposal to offer its employees, officers and directors the opportunity to cancel stock options granted to them between September 1999 and June 2001 in exchange for an equal number of new options to be granted in the future, on a date more than six months after the date of cancellation of the original options. The Company's Board of Directors determined that existing options eligible under the terms of the proposal no longer had sufficient value to motivate and retain the optionholders.

     On September 24, 2001, the Company filed a tender offer document with the Securities and Exchange Commission (SEC) that provides detailed information concerning the stock option exchange and supplemental option grant program.

     The new options will be granted on April 24, 2002, six months and two days following the close of the tender offer on October 22, 2001, and will be priced at the closing market price on the grant date. Additionally, the replacement grants will have the same terms, vesting start date and vesting schedule as those cancelled. In order to receive the new options, the employees must still be employed by the Company on the new grant date. Holders of options exercisable for approximately 1,315,000 shares with exercise prices of $3.01 or greater and a weighted average price of $10.01 were given the opportunity to cancel their options. Holders of options exercisable for approximately 967,000 shares, net of the effect of recent terminations, elected to cancel their options.

     As a result of the above offer to cancel options in exchange for new options and in accordance with FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25, options to purchase 41,500 shares that were granted in July 2001 became subject to variable plan accounting. FIN No. 44 holds that if a lower-priced option is granted within a six-month period before or after a higher priced option held by the same person is cancelled, the combined transactions are considered a repricing and result in variable-plan accounting. Accordingly, the Company recorded additional deferred stock compensation costs of approximately $23,000 and incurred an amortization expense of approximately $6,000 relating to such options in the first quarter of fiscal 2002. The variable accounting cost is based on any excess of the common stock closing price at the end of the reporting period or date of exercise, forfeiture, cancellation without replacements, if earlier, over the exercise price (i.e. intrinsic value). This cost is amortized on an accelerated basis over the remaining vesting period consistent with the method described in FIN No. 28. The Company remeasures and records the intrinsic value of the aforementioned repriced employee options every quarter until they are exercised, forfeited, cancelled, or expire.

     In addition, the remeasurement at October 31, 2001 of the intrinsic value of the repriced options granted to employees in July 2001 in conjunction with the cancellation and regrant program implemented in January 2001, resulted in additional deferred stock compensation costs of approximately $444,000. Approximately $262,000 of the aggregate costs relating to such options was recorded to expense in the first quarter of fiscal 2002.

     Including the expenses described above and a stock compensation expense of approximately $96,000 related to certain options granted to former employees by NetMind Technologies, Inc. (NetMind) prior to the Company's acquisition of NetMind, the total stock compensation expense recorded for the three months ended October 31, 2001 was approximately $364,000. The total stock compensation expense, all of which were related to options granted by NetMind, was $221,000 for the three months ended October 31, 2000.

Note 9  Net Income (Loss) Per Share

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

     Basic and diluted net loss per share were calculated as follows during the three months ended October 31, 2001 and 2000, respectively:

                                                                         Three Months Ended
                                                                             October 31,
                                                                       -----------------------
     (In thousands, except per share amounts)                             2001         2000
                                                                       ----------    ---------
     Numerator:
     Net loss ................................................         $  (6,683)    $ (4,982)
                                                                       =========     ========
     Denominator:
     Weighted average shares outstanding used to compute
      basic and diluted net loss per common share ............            44,629       42,666
                                                                       =========     ========

     Basic and diluted net loss per share ....................         $   (0.15)    $  (0.12)
                                                                       =========     ========

     All common shares that were held in escrow, totaling approximately 140,000 as of October 31, 2001, were excluded from basic and diluted net loss per share calculations.

     Potential common shares attributable to stock options, warrants and shares held in escrow of 5,817,706 and 8,459,416 were outstanding at October 31, 2001 and 2000, respectively. However, as a result of a net loss incurred by the Company in the three months ended October 31, 2001 and 2000, the shares were excluded from the weighted average outstanding shares (using the treasury stock method) used to calculate net loss per share because the effect would have been antidilutive.

Note 10  Comprehensive Income

     Accumulated other comprehensive income on the condensed consolidated balance sheets consists of net unrealized gains on available for sale investments and foreign currency translation adjustments. Total comprehensive income for the three months ended October 31, 2001 and 2000, respectively, is presented in the following table:

                                                                 Three Months Ended
          (In thousands)                                             October 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
          Net loss ........................................   $  (6,683)     $ (4,982)
          Other comprehensive income:
            Change in net unrealized gain on investments ..         117             6
            Change in currency translation adjustments ....          18             4
                                                              ---------      --------
              Total other comprehensive income ............         135            10
                                                              ---------      --------
                 Total comprehensive loss .................   $  (6,548)     $ (4,972)
                                                              =========      ========

     The balance of unrealized gain on investments at October 31, 2001 consisted of net unrealized gain from our holdings of Amazon.com common stock and government bonds. The balance of unrealized gain on investments at October 31, 2000 consisted entirely of net unrealized gain from our holdings of Amazon.com common stock.

Note 11  Business Segments

     Operating segments are identified as components of an enterprise about which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision-making group to make decisions about how to allocate resources and assess performance. The Company's chief operating decision maker is the Chief Executive Officer. To date, the Company has reviewed its operations principally in a single segment. The chief operating decision maker assesses performance based on the gross profit generated by this segment.

     The Company operates in a single industry segment encompassing the development, marketing and support of mobile data exchange software. The Company markets its products to customers primarily in North America, Asia and Europe. The Company's customer base consists primarily of corporate organizations, business development organizations, industry associations, resellers, international system integrators, large original equipment manufacturers (OEMs) in the personal computer (PC) market and selected distributors in North America, Africa, Asia, Australia, Europe, New Zealand and South America which primarily market to the retail channel.

     Revenue information by geographic region is as follows (revenue is attributed to regions based on the location of customers):

                                                           Three Months Ended
                                                               October 31,
                                                        -------------------------
                                                            2001         2000
                                                        ------------  -----------
                                                              (In thousands)
        North America ................................   $    4,795    $   7,829
        Japan ........................................        1,223        1,545
        Other International ..........................          754          549
                                                        ------------  -----------
          Total revenue ..............................   $    6,772    $   9,923
                                                        ============  ===========

     Substantially all of the Company's long-lived assets are in the United States.

     Revenue information by product group is as follows:

                                                           Three Months Ended
                                                               October 31,
                                                        -------------------------
                                                            2001         2000
                                                        ------------  -----------
                                                              (In thousands)
        Notebook royalty revenues ....................   $      389    $     757
        Enterprise products ..........................        2,851        4,720
        Technology licensing components ..............        2,353        3,313
        Service ......................................        1,179        1,133
                                                        ------------  -----------
          Total revenue ..............................    $   6,772    $   9,923
                                                        ============  ===========

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

Management's discussion and analysis includes:

     .  Business overview.

     . A comparison of our results of operations in the three months ended October 31, 2001 with the results in the corresponding period in fiscal 2001.

     .  Recently issued accounting pronouncements.

     .  A discussion of our operating liquidity and capital resources.

     .  A discussion of factors that may affect our future operating results.


Business Overview

     Pumatech, Inc. (Pumatech) develops, markets and supports synchronization, change detection/notification, and Web rendering/browsing software that enables consumers, mobile professionals and information technology (IT) officers to harness the full capabilities of handheld organizers/computers, Web-enabled cellular phones, pagers and other wireless/wireline personal communications platforms. We provide a mobile solution that provides several alternative implementations for synchronization, complete customization of device-based applications, centralized backup, security, information flow control, notification, e-commerce and browsing of intranet and Internet-based information. Our software is designed to improve the productivity of business professionals and corporations who are increasingly relying on mobile computing devices to address their growing needs for accessible, up-to-date information, whether in or out of the office. Our product families, which include Intellisync(R), Enterprise Intellisync(TM), Intellisync Anywhere(R) and Satellite Forms(R) software, along with our technology licensing components - Browse-it(TM), Mind-it(TM), Sync-it and Intellisync Software Development Kit (Intellisync SDK) software - are designed to connect mobile devices to essential information anytime, anywhere. The Intellisync platform lets users synchronize the critical connection between both wired and wireless handheld devices and the vast stores of information found in corporate databases, the Internet and individuals' personal computer (PC) applications. Intellisync Anywhere keeps users current with remote and local area network-based (LAN-based) data synchronization between groupware servers and handheld devices. Enterprise Intellisync gives IT administrators complete control over the configuration, deployment and management of Intellisync desktop client software. Satellite Forms provides the tools needed to create custom applications for Palm OS(R) handheld devices and the ability to integrate those applications with desktop or network databases. Browse-it enables users to view Web pages online or offline on their handhelds in a secure, conventional and quick manner. Mind-it technology provides user-driven personalization, enabling users to track specific Web information and be notified when that information changes. Based on our Intellisync synchronization software, Sync-it allows users to perform true, multi-point, Web-based synchronization of calendar, e-mail, contacts, and tasks between their Palm OS handheld and their home PC, work PC, and Internet PIM (Personal Information Management), using a network, dial-up, or wireless connection to the Internet. Intellisync SDK enables independent software vendors (ISVs), device original equipment manufacturers (OEMs) and Internet-based services to develop translator software for both applications and devices, which can be incorporated into Intellisync product offerings and provides a solution for adding intelligent synchronization to enterprise applications, mobile devices and Web-based services. With intelligent synchronization, users can keep their critical information up-to-date and "in sync" across multiple applications and mobile devices.

     We license our software products directly to corporations, OEMs and business development organizations worldwide. In addition, we sell our retail products through several distribution channels both domestically and internationally, including major distributors, resellers, computer dealers, retailers and mail-order companies. Internationally, we are represented by over 30 distributors and resellers in Africa, Asia, Australia, Canada, Europe, New Zealand, and South America.

     Many of our customers have been successful in implementing our various technology initiatives without further provision of technical service. However, we believe that building up a strong relationship with our customers, as well as future growth in our product and license sales, depends on our ability to provide customers with adequate support, training and consulting when necessary. We therefore remain committed to continuously improving the various services we offer to our customers, which include providing contract support services upon the purchase or use of our products and performing non-recurring engineering service projects for software development. To implement this commitment, we have established an in-house professional services organization. Created in July 2000 with the acquisition of Dry Creek Software (Dry Creek) and renamed The Windward Group (Windward) following the October 2000 acquisition of the company of the same name, our professional services organization provides business application experience, technical expertise and product knowledge to complement our various mobile technologies and to provide solutions to customers' business requirements. Windward specializes in creating consumer and enterprise solutions that combine handheld, mobile, wireless, desktop, Internet, synchronization, back-office applications and database technologies. The group works across multiple phases of development projects: business analysis and strategic technology consulting, project management, design, engineering, quality assurance, software testing, localization and technical writing.

     Currently we continue to face the impact of the recent unfavorable general economic conditions, which have resulted in a general decrease in consumer spending and delayed or postponed corporate IT spending. Consequently, we experienced declines in revenue in the last three fiscal quarters. However, despite the market fluctuations, our financial position has remained strong and we continue to have no long-term debt. In response to the economic slowdown, we implemented initiatives in the last fiscal year to reduce costs and control spending, and we remain committed to driving our top-line business growth and improving our financial results.

Results of Operations

     The following table sets forth certain consolidated statement of operations data as a percentage of revenue for the periods indicated:

                                                                          Three Months Ended
                                                                              October 31,
                                                                       -------------------------
                                                                           2001         2000
                                                                       ------------ ------------
         Revenue
          License ..................................................         82.6%        88.6%
          Services .................................................         17.4         11.4
                                                                       ------------ ------------
             Total revenue .........................................        100.0        100.0
                                                                       ------------ ------------


         Cost and operating expenses:
          Cost of revenue ..........................................         33.2         15.7
          Research and development .................................         60.2         61.4
          Sales and marketing ......................................         70.2         54.5
          General and administrative ...............................         18.4         14.3
          Amortization of intangibles ..............................         21.6         13.9
                                                                       ------------ ------------
             Total cost and operating expenses .....................        203.6        159.8
                                                                       ------------ ------------
         Operating loss ............................................       (103.6)       (59.8)
         Other income and expense, net .............................          6.5         11.0
                                                                       ------------ ------------
         Loss before income taxes ..................................        (97.1)       (48.8)
         Provision for income taxes ................................         (1.6)        (1.4)
                                                                       ------------ ------------
         Net loss ..................................................        (98.7)%      (50.2)%
                                                                       ============ ============

     Revenue. We derive revenue from two primary sources: software licenses and fees for service. Revenue for the three months ended October 31, 2001 decreased by 32% to $6,772,000 as compared to $9,923,000 for the same period in 2000, mainly due to the general economic slowdown and its impact on our customers, many of which have reduced their IT spending or ceased their investment in products, services and technologies such as those we provide. The decline in our revenue also resulted from general slowdown in sales of Palm-based and other handheld devices.

     . License Revenue. License revenue is earned from the sale and use of software products, including our technology licensing components, and royalty agreements with OEMs. License revenue was $5,593,000 in the three months ended October 31,2001 as compared to $8,790,000 for the same period in 2000. The 36% decrease in license revenues reflected a decrease in revenues of our Enterprise products, which include both personal and server based Intellisync, Enterprise Intellisync and Satellite Forms products, from our technology licensing components, and from our legacy PC or notebook business - Intellisync for Notebook royalty revenue.

     . Service Revenue. Service revenue is derived from fees for services, including time and materials for professional services, non-recurring engineering service projects for software development, amortization of maintenance contract programs, hosting and advertising fees. The overall decline in our revenue was slightly offset by revenue from a few major one-time professional service contracts executed during the first quarter of fiscal 2002. As a result, service revenue remained relatively flat at $1,179,000 in the three months ended October 31, 2001 as compared to $1,133,000 for the same period in 2000.

     Revenue from original equipment manufacturers (OEMs) continues to represent a significant portion of our revenue. OEM revenue of $2,438,000 and $2,795,000 represented 36% and 28% of our revenue, in the three months ended October 31, 2001 and 2000, respectively. OEM revenue decreased in absolute terms primarily due to a decline in revenue from Intellisync for Notebook royalties. The increase in OEM revenue as a percentage of total revenue was primarily due to a greater decline in revenue from other Enterprise products. We believe that the percentage of revenue derived from OEMs may fluctuate in future periods since the revenue associated with the distribution channels we use both domestically and internationally for our existing and future products is subject to change. Further, we expect the notebook and PC OEM portion of this revenue to continue to decrease or remain relatively constant in absolute terms and as a percentage of our overall revenue throughout fiscal 2002.

     International revenue continues to represent a significant portion of our revenue. International revenue in the three months ended October 31, 2001 was $2,298,000, or 34% of total revenue, compared to $2,345,000 or 24% of total revenue for the same period in 2000. In fiscal 2001, we expanded our international direct sales force, particularly in Europe, however, as a result of an overall global slowdown in technology spending, our international revenue remained relatively constant in absolute terms. The increase as a percentage of total revenue was due to a decline in our overall revenue. International revenue may be subject to certain risks not normally encountered in domestic operations, including exposure to tariffs, various trade regulations and fluctuations in currency exchange rates. Also, refer to other relevant risks and uncertainties associated with international revenue set forth below under the caption "Factors That May Affect Future Operating Results."

     No customer accounted for more than 10% of total revenue in either of the three-month periods ended October 31, 2001 and 2000.

     Deferred revenue was $2,817,000 and $3,260,000 at October 31, 2001 and July 31, 2001, respectively. The 14% decrease in deferred revenue was attributable to a number of factors, including an increase in royalty based technology licensing deal structures that do not generate as much deferred revenue as contracts negotiated to include larger up front payments. Further, there has been some decline in the number of technology licensing customers, many of whom were forced to close their operations or were unable to meet their contractual obligations as a result of the economic downturn. The decrease in deferred revenue was also due to continued amortization of existing deferred revenue exceeding deferred revenue generated from new transactions during the first quarter of fiscal 2002.

     Cost of Revenue. Cost of revenue consists of license costs and service costs. License costs include product packaging costs including product media and duplication, manuals, packing supplies, shipping expenses and post-sales customer support costs. Fluctuations in license costs are generally the result of varying changes in product mix and the timing of large license sales. Service costs include personnel related costs, including non-cash stock compensation, associated with work performed under professional service contracts, non-recurring engineering agreements and hosting costs for online services associated with the hosting of technology licensing components to both partners and end users. Hosting costs include expenses related to bandwidth for hosting, tape backup, security and storage, third-party fees and internal personnel costs associated with logistics and operational support of the hosting services and depreciation of computer equipment associated with the hosting service. Service costs can be expected to vary significantly from period to period depending on the mix of services we provide.

     In general, license costs are a far smaller percentage of license revenue than service costs, which have a much higher cost structure as a percentage of service revenue. Additionally, license costs tend to be variable based on license revenue volumes where service costs tend to be fixed within certain service revenue volume ranges. We would expect that an increase in service revenue as a percentage of our total revenue would generate lower overall gross margins as a percentage of total revenue. Also, given the high level of fixed costs associated with the professional services and online services groups, our inability to generate revenue sufficient to absorb these fixed costs could lead to negative gross service margins.

     Cost of revenue in the three months ended October 31, 2001 was $2,250,000, or 33% of revenue, compared to $1,559,000, or 16% of revenue, for the same period in 2000. The increase in cost of revenue in absolute dollars and as a percentage of revenue was primarily due to an increase in service costs due to higher level of fixed costs associated with our professional services organization and increased hosting costs associated with our online service offerings.

     Research and Development. Research and development expenses consist primarily of salaries and other related expenses, including non-cash stock compensation, for research and development personnel, quality assurance personnel, product localization, fees to outside contractors and the cost of facilities and depreciation of capital equipment. We invest in research and development both for new products and to provide continuing enhancements to existing products. Research and development expenses decreased by 33% to $4,075,000 in the three months ended October 31, 2001 from $6,088,000 for the same period in 2000. Research and development represented approximately 60% and 61% of total revenue in the three months ended October 31, 2001 and 2000, respectively. The decrease in absolute research and development spending was primarily due to the elimination of efforts related to the Intellisync.com online service and re-emphasis on core product development. Personnel-related and contractor-related costs decreased as a result of workforce reductions we implemented in the third and fourth quarters of fiscal 2001.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, promotional expenses and other related expenses, including non-cash stock compensation, of sales and marketing employees, as well as technical support personnel associated with pre-sales activities such as building brand awareness, performing product and technical presentations and answering customers' product and service inquiries. Sales and marketing expenses decreased by 12% to $4,752,000 in the three months ended October 31, 2001 from $5,410,000 for the same period in 2000. Sales and marketing expenses represented approximately 70% and 55% of total revenues in the three months ended October 31, 2001 and 2000, respectively. Sales and marketing expenses decreased in absolute terms primarily due to reduced bonus and commissions as a result of lower revenue, and reduced corporate marketing resources and corporate branding as a result of lower planned spending. Sales and marketing expenses, however, increased as a percentage of total revenue due to overall revenue decline for the quarter.

     General and Administrative. General and administrative expenses consist primarily of salaries and other related expenses, including non-cash stock compensation, of administrative, executive and financial personnel and other outside professional fees. General and administrative expenses decreased by 12% to $1,248,000 in the three months ended October 31, 2001 from $1,418,000 for the same period in 2000. General and administrative expenses represented approximately 18% and 14% of total revenues in the three months ended October 31, 2001 and 2000, respectively. The decrease in absolute general and administrative spending was primarily due to reduced bonus rates and other personnel-related costs as a result of lower revenue, as well as to reduced provision for bad debts allowance. General and administrative expenses, however, increased as a percentage of total revenue due to overall revenue decline for the quarter.

     Amortization of Intangibles. Amortization of acquired intangibles increased to $1,460,000 in the three months ended October 31, 2001 from $1,382,000 for the same period in 2000. The slight increase in amortization of intangibles resulted from our acquisition of Windward in the first quarter of fiscal 2001, offset by the effect of the impairment charge recorded in the fourth quarter of fiscal 2001 which significantly reduced the carrying value of our existing goodwill and other intangibles. We will continue to amortize our goodwill, which we anticipate will be approximately $2,700,000 for fiscal 2002, until our adoption in fiscal 2003 of Statement of Financial Accounting Standards (SFAS) No. 142 which requires the discontinuance of goodwill amortization and will amortize approximately $2,400,000 and $800,000 for other intangibles in fiscal 2002 and 2003, respectively, based on acquisitions completed as of October 31, 2001. Refer to the caption "Recently Issued Accounting Pronouncements" set forth below for more information on the new accounting for goodwill.

     Non-Cash Stock Compensation. Non-cash stock compensation, included in each appropriate operating expense category of our condensed consolidated statements of operations, relates to stock options that were deemed to have been granted at a price below market value, as well as certain options that are subject to variable plan accounting. These charges are amortized over the vesting period of the options. The aggregate non-cash stock compensation expense, net of the effect of terminations, was $364,000 and $221,000 in the three months ended October 31, 2001 and 2000, respectively. The non-cash compensation expense in the three months ended October 31, 2001 relates to options granted in July 2001, as described below, that are subject to variable plan accounting and options granted by NetMind Technologies, Inc. (NetMind) prior to our acquisition of NetMind. The non-cash compensation expense in the three months ended October 31, 2000 relates to options granted by NetMind prior to our acquisition of NetMind.

     In January 2001, we offered our employees, officers and directors the opportunity to cancel stock options granted to them between December 1999 and October 2000 in exchange for an equal number of new options to be granted on July 30, 2001, six months and a day after the date of cancellation of the original options. Holders of approximately 2,676,000 shares received the new options. The re-grants for executive officers and directors were priced at the closing market price on the date of the new grant or $2.10. The executive re-grants are accounted for as fixed awards, for which no stock compensation cost was recorded, with the exception of certain options belonging to an employee who elected to cancel other higher-priced options in October 2001 (see below for more details). The re-grants for other employees were priced at 85% of the underlying market price or $1.78. As they were priced below the then current market price, the new options granted to our employees are accounted for using variable accounting under the guidance in Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of Accounting Principles Board
(APB) Opinion No. 25. According to FIN No. 44, the variable accounting cost is based on any excess of the common stock closing price at the end of the reporting period or date of exercise, forfeiture, cancellation without replacements, if earlier, over the exercise price (i.e. intrinsic value). This cost is amortized on an accelerated basis over the remaining vesting period consistent with the method described in FIN No. 28. We remeasure and record the intrinsic value of the repriced employee options every quarter until they are exercised, forfeited, cancelled, or expire.

     In addition, our Board of Directors recently approved a new proposal to offer our employees, officers and directors the opportunity to cancel stock options granted to them between September 1999 and June 2001 in exchange for an equal number of new options to be granted six months and two days following the close of the related tender offer on October 22, 2001 and priced at the closing market price on the grant date. Holders of options exercisable for approximately 1,315,000 shares with exercise prices of $3.01 or greater and a weighted average price of $10.01 were given the opportunity to cancel their options. Holders of options exercisable for approximately 967,000 shares, net of the effect of recent terminations, elected to cancel their options.

     As a result of the October 2001 offer to cancel options in exchange for new options and in accordance with FIN No. 44, options to purchase 41,500 shares that were granted in July 2001 became subject to variable plan accounting. FIN No. 44 holds that if a lower-priced option is granted within a six-month period before or after a higher priced option held by the same person is cancelled, the combined transactions are considered a repricing and result in variable-plan accounting. Accordingly, we recorded additional deferred stock compensation costs of approximately $23,000 and incurred an additional amortization expense of approximately $6,000 relating to such options in the first quarter of fiscal 2002.

     As of October 31, 2001, we have remeasured the intrinsic value of the repriced options and recorded additional deferred stock compensation costs relating to the above regrants and cancellations of approximately $652,000 to deferred stock compensation of which a total of approximately $268,000 was recorded to expense in the first quarter of fiscal 2002.

     Other Income and Expense, Net. Other income and expense, net, represents interest earned on cash and short-term investments and realized gains on miscellaneous investments, offset by interest expense on notes payable and miscellaneous bank fees and charges. Other income and expense, net, was $441,000 and $1,088,000 in the three months ended October 31, 2001 and 2000, respectively. The decrease in other income and expense, net, was primarily due to a decrease in rate of interest on reduced balances of cash and investments. We expect this trend to continue in the next few quarters as higher yielding longer-term investments mature and are reinvested at reduced interest rates.

     Provision for Income Taxes. The provision for income taxes primarily represents foreign withholding taxes on royalties earned from certain foreign customers and, to a lesser extent, estimated taxes for foreign subsidiaries. Provision for income taxes was $111,000 and $136,000 in the three months ended October 31, 2001 and 2000, respectively.


Recently Issued Accounting Pronouncements

Accounting for Consideration Given to a Customer or a Reseller of the Vendor's Products

     In June 2001, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." In addition in November 2001, the EITF reached a consensus on Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which codified all the issues in EITF No. 00-25, among others. EITF No. 01-09 addresses whether consideration from a vendor to a reseller of the vendor's products is an adjustment to the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's results of operations, or, a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost of expense when recognized in the vendor's results of operations. EITF No. 01-09 is effective for our fiscal quarters beginning on February 1, 2002. Upon adoption of EITF No. 01-09, financial statements for prior periods presented for comparative purposes will be reclassified to comply with EITF No. 01-09. We currently estimate that sales and marketing expenses in the condensed consolidated statements of operations set forth in Item 1 above include approximately $96,000 and $105,000 for the three months ended October 31, 2001 and 2000, respectively, of consideration paid to our resellers (i.e. considered as an adjustment to the selling prices of our products). Such consideration will be classified as a reduction of revenue when provisions of EITF 01-09 are applied. Adoption of EITF No. 01-09 is not expected to have a material impact on our revenues and gross margins or any effect on our operating margins, net loss and net loss per share.

Accounting for Business Combinations, Goodwill and Other Intangible Assets

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually and written down only when impaired. We will continue to amortize our goodwill, which we anticipate will be approximately $2,700,000 for fiscal 2002, until we adopt the goodwill non-amortization provisions, among others, of this statement at the beginning of fiscal 2003. We are currently assessing the impact of adopting SFAS No. 141 and SFAS No. 142 on our future financial position and results of operations.

Accounting for the Impairment or Disposal of Long-Lived Assets

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale. Although the Statement retains certain of the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", it supersedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Statement is effective for our financial statements issued for fiscal quarters beginning on August 1, 2002. We are currently assessing the impact of adopting SFAS No. 144 but do not expect the adoption to have a material impact on our financial position and results of operations.

Liquidity and Capital Resources

     We ended the first quarter of fiscal 2002 with $46.5 million in cash, cash equivalents and short-term investments. Cash and cash equivalents decreased by $3.9 million during the first quarter of fiscal 2002 to $14.9 million at October 31, 2001. Short-term investments increased by $1.5 million to $31.6 million during the same period.


     Net cash used in operations was $4.5 million during the three months ended October 31, 2001, compared with $3.2 during the same period in fiscal 2001. Operating cash flow in the first quarter of fiscal 2002 was comprised of $3.9 million of net loss as adjusted for non-cash items and $0.6 million of net change in working capital items, compared with $2.7 million of net loss adjusted for non-cash items and $0.5 million of net change in working capital items in the first quarter of fiscal 2001.

     Net cash used in investing activities of $1.6 million during the first fiscal quarter of fiscal 2002, resulted from $1.4 million of net purchases of short-term investments and $0.2 million for capital expenditures. Net cash used in investing activities of $21.3 million during the first quarter of fiscal 2001 was primarily for $12.2 million of cash paid for the asset purchase of Windward, $6.3 million for net purchase of short term investments, $1.8 million for capital expenditures and $1.0 million for other long-term investments.

     Net cash provided by financing activities of $2.1 million during the first quarter of fiscal 2002 resulted primarily from $2.0 million drawn from a line of credit and $0.4 million of proceeds from issuance of common stock, partially offset by a $0.3 million of principal repayments of notes payable. Net cash provided by financing activities of $0.5 million during the first quarter of fiscal 2001 primarily resulted from issuance of common stock.

     We have restricted cash held by a financial institution as collateral on a letter of credit in connection with our lease of office space. The restricted cash amounted to $686,000 at October 31, 2001.

     In September 2001, we borrowed $2 million under our loan and security agreement entered into on March 29, 2001, which remained outstanding at October 31, 2001. As of October 31, 2001, we were in compliance with the loan covenants.

     The outstanding balance at July 31, 2001 on a $750,000 equipment line of credit was paid off in September 2001 with a portion of the new borrowings described above. The $750,000 equipment line and the $1,000,000 revolving line of credit from the same bank were not renewed.

     We believe that our current cash, cash equivalents and short-term investment balances, including the credit line and cash generated from operations, if any, will be sufficient to meet our working capital and other cash requirements for at least the next 12 months.

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

     Our revenue has declined sequentially in the last few quarters largely as a result of recent unfavorable economic conditions which have delayed or postponed corporate IT spending. In addition, due to slow adoption of Web-based service offerings as well as the delay of wireless handheld device deployment in United States corporations, in fiscal 2001 we suspended indefinitely the release to the general public of our Intellisync.comSM online service offering. We also incurred adjustments and other charges associated with actions we recently implemented aimed at reducing operating expenses. While we expect the current economic conditions to continue well into the remainder of fiscal 2002, there can be no certainty as to the severity or duration of the economic slowdown. We also cannot predict the extent and timing, if any, of the impact of economic slowdown in the United States on economies in other countries and geographic regions in which we conduct business.

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

     Historically, we have derived a portion of our revenues from small and early-stage companies including dot-coms. Recently, many of these dot-com and other small companies have been closing down their operations. As a result of such failures, many similarly situated customers and potential customers continue to experience difficulty in their capital-raising activities and may not be able to continue operations. The composition of our customer base exposes us to additional risks, including longer payment cycles and collection problems. We have implemented policies and procedures to identify and mitigate our exposure to such risks, but the failure of these thinly capitalized companies to be successful in their operations could have a material adverse effect on our business, results of operations and financial condition.

Our business and prospects depend on demand for and market acceptance of the wireless devices and mobile computing devices.

     The use of wireless devices and mobile computing devices for retrieving, sharing and transferring information among businesses, consumers, suppliers and partners has begun to develop only in recent years. Our success will depend in large part on continued growth in the use of wireless devices and mobile computing devices including personal digital assistants, handheld computers, smart phones, pagers and other mobile devices. The recent economic slowdown may adversely affect the growth of the wireless device and mobile computing device markets. In addition, critical issues concerning the commercial use of wireless devices and mobile computing devices, including security, reliability, cost, ease of access and use, quality of service, regulatory initiatives and necessary increases in bandwidth availability, remain unresolved and are likely to affect the development of the market for our services. The adoption of wireless devices and mobile computing devices for information retrieval and exchange, commerce and communications generally will require the acceptance of a new medium of conducting business and exchanging information. Demand for and market acceptance of wireless devices and mobile computing devices are subject to a high level of uncertainty and are dependent on a number of factors, including:

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

    We have experienced losses of $6.7 million for the three months ended October 31, 2001, and $41.8 million and $26.1 million for fiscal 2001 and 2000, respectively. We may not be able to attain or sustain consistent future revenue growth on a quarterly or annual basis, or achieve and maintain consistent profitability on a quarterly or annual basis. An investor in our common stock should accordingly consider the risks, expenses and difficulties that young companies frequently encounter in the new and rapidly evolving market for wireless and mobile computing products and services. These risks to us include:

      .   our evolving business model;

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

     Our operating results have fluctuated in the past, and with the integration of the ProxiNet, Inc. (ProxiNet), NetMind and Dry Creek acquisitions and the Windward and SwiftTouch Corporation (SwiftTouch) asset purchases, our operating results are likely to continue to fluctuate significantly. A number of factors, many of which are outside of our control, are likely to cause fluctuations in operating results, including, but not limited to:

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

     Due to our ongoing efforts to expand into retail and reseller channels, we are focusing our efforts on licensing our server and personal applications, as well as out technology licensing components - Browse-it, Mind-it, Sync-it and the Intellisync SDK - to corporations, software developers and mobile computing device manufacturers. As a result, we expect that our notebook and PC OEM revenue will continue to decrease as a percentage of our overall revenue. This new sales strategy has the following risks:

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

        . poducts that are accepted in the OEM market may not be readily accepted by corporations;

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

If we fail to maintain our existing relationships or enter into new key relationships with OEMs and business development organizations, our brand awareness and the use of our products and services would suffer.

     The success of our product and service offerings depends, in large part, on our ability to develop and maintain relationships with OEMs and business development organizations that help distribute our products and promote our services. We depend on these relationships to:

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

     Many of our customers have been successful in implementing our various technology initiatives without further provision of technical service. However, we believe that building up a strong relationship with our customers, as well as future growth in our product sales, depends on our ability to provide our customers with professional services, including customer support, training, consulting and initial implementation and deployment of our products when necessary. We have developed an in-house professional services organization with employees who can perform these tasks and who also educate third-party systems integrators in the use of our products so that they can provide these services to our customers. If we are unable to develop sufficient relationships with third-party systems integrators and other customers, unable to complete product implementations in a timely manner, and unable to provide customers with satisfactory and quality support, consulting, maintenance and other services, we could face customer dissatisfaction, damage to our reputation, decreased overall demand for our products and loss of revenue.

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

     International revenue, primarily from customers based in Japan, accounted for 34% and 24% of our revenue in the first quarter of fiscal 2002 and 2001, respectively. In the future, we may further expand our international presence. As we continue to expand internationally, we are increasingly subject to risks of doing business internationally, including:

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

     Any of these risks could harm our international operations. For example, some European countries already have laws and regulations related to content distributed on the technologies used on the Internet that are stricter than those currently in force in the United States. The European Parliament has recently adopted a directive relating to the reform of copyright in the European Community that will, if made into law, restrict caching and mirroring. Any or all of these factors could cause our business and prospects to suffer.

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

     To date, the majority of our customers have paid for our services in United States dollars. For the first quarter of fiscal year 2002 and fiscal year 2001, costs denominated in foreign currencies were nominal and we had minimal foreign currency losses during those periods. However, we believe that in the future an increasing portion of our costs will be denominated in foreign currencies as we ramp up our offices in Europe and open offices in other countries. Fluctuations in the value of the Yen, Euro or other foreign currencies may cause our business and prospects to suffer. We will also be exposed to increased risk of non-payment by our customers in foreign countries, especially those with highly inflationary economies. We currently do not engage in foreign exchange hedging activities and, although we have not yet experienced any material losses due to foreign currency fluctuation, our international revenues are currently subject to the risks of foreign currency fluctuations and such risks will increase as our international revenues increase.

We may incur significant stock-based compensation charges related to our stock option cancellation/regrant programs in future periods.

     Under the guidance in FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25, we have incurred and will continue to incur variable accounting costs related to certain stock options under our cancellation/regrant programs. These costs have been and will be based on the amount by which the common stock closing price at the end of the reporting period or date of exercise, forfeiture, cancellation without replacements, if earlier, exceeds the exercise price. The costs are amortized on an accelerated basis over the remaining vesting period consistent with the method described by FIN No. 28. Depending upon movements in the market value of our common stock, the variable accounting treatment of certain stock options we granted may result in significant additional non-cash compensation costs in future periods. Refer to the caption "Non-Cash Stock Compensation" set forth under Business Overview and Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements above for more information on our recent cancellations/regrant programs.

Our investment in goodwill and intangibles resulting from our acquisitions could become impaired.

     As of October 31, 2001, our goodwill and other intangibles, which are currently being amortized over a period of 18 months to five years, amounted to $11.4 million, net of accumulated amortization. We will continue to amortize our goodwill, $2.7 million for fiscal 2002, until our adoption in fiscal 2003 of SFAS No. 142, which requires the discontinuance of goodwill amortization. We will amortize approximately $2.4 million and $0.8 million for other intangibles in fiscal 2002 and 2003, respectively. However, to the extent we do not generate sufficient cash flows to recover the net amount of any investment in goodwill and intangibles recorded, the investment could be considered impaired and could be subject to earlier write-off. In such events, our results of operations in any given period could be negatively impacted.

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

         . incur amortization expenses related to intangible assets (other than goodwill); or

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

     Although we currently have 17 issued United States patents and have an additional 17 patent applications pending, we cannot be certain that such patents and patent applications will provide an adequate level of intellectual property protection. In addition, we have corresponding international patent applications pending under the Patent Cooperation Treaty in countries to be designated at a later date. We cannot be certain that any pending or future patent applications will be granted, that any pending or future patents will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us.

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

     Depending on future business conditions and requirements, we may hire a number of key employees to our professional services organization, research and development, administrative and sales and marketing groups. To integrate into our company, new employees must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties. Accordingly, the integration of new personnel may result in some disruption to our ongoing operations. If we fail to complete this integration in an efficient manner, our business and financial results will suffer.

We must retain and attract key employees or else we may not grow or be successful.

     We are highly dependent on key members of our management and engineering staff. The loss of one or more of these officers or key employees might impede the achievement of our business objectives. Furthermore, recruiting and retaining qualified technical personnel to perform research, development and technical support is critical to our success. From time to time, depending on our business requirements, we may need to recruit a significant number of management, technical and other personnel for our business. Competition for employees in our industry and geographic location could be intense. We may not be able to continue to attract and retain skilled and experienced personnel on acceptable terms.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to a variety of risks, including changes in interest rates, foreign currency fluctuations, and market values of our investments which could impact our results of operations and financial condition. We currently do not utilize derivative financial instruments to hedge such risks.

     At October 31, 2001, we had an investment portfolio of fixed income securities excluding those classified as cash and cash equivalents and securities available for sale of $31,520,000. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of October 31, 2001, the decline of the fair value of the portfolio would be immaterial. Other than certain government securities, our fixed income investments have maturities of less than one year. While we intend to hold such fixed income investments until maturity to avoid recognizing an adverse impact in income or cash flows in the event of an increase in market interest rates, there can be no assurance that we will be able to do so.

     To date, majority of our recognized revenue has been denominated in United States dollars, and our exposure to foreign currency exchange rates has been immaterial. We expect, however, that more product and service revenue may be derived from international markets and may be denominated in the currency of the applicable market in the future. As a result, our operating results may become subject to significant fluctuations based upon changes in exchange rates of certain currencies in relation to the United States dollar. We will also be exposed to increased risk of non-payment by our customers in foreign countries, especially those of highly inflationary economies. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products and services less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot be assured that exchange rate fluctuations will not adversely affect our financial results in the future.

     We are a limited partner in a venture capital fund, through which we invest in equity instruments of privately-held companies for business and strategic purposes. Our investment in this venture capital fund is included in other assets and is accounted for under the cost method as ownership is less than 3% and we do not have the ability to exercise significant influence over operations. At October 31, 2001, this investment amounted to $2,500,000. For such investments, we regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired.

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

Item 6. Exhibits and reports on Form 8-K - Not Applicable

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  PUMATECH, INC.
                                  (Registrant)

Date: December 13, 2001           By:    /s/ KELLY J. HICKS
                                      ----------------------------
                                              Kelly J. Hicks
                                        Vice President of Operations and
                                              Chief Financial Officer
                                    (Principal Financial and Accounting Officer)