Form 10-Q
period 2002-01-31
PUMATECH INC
filed 2002-03-14
CIK 1020716

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2002

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

       Yes   X   No _____
           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 11, 2002: 45,284,645

                                 PUMATECH, INC.

                                   10-Q REPORT

                                      INDEX


                                                                                                        Page
                                                                                                       Number
                                                                                                       ------

PART I - FINANCIAL INFORMATION                                                                             1

              Item 1.        Unaudited Condensed Consolidated Financial Statements                         1

                                    Condensed Consolidated Balance Sheets                                  1
                                    Condensed Consolidated Statements of Operations                        2
                                    Condensed Consolidated Statements of Cash Flows                        3

                             Notes to Unaudited Condensed Consolidated Financial Statements                4

              Item 2.        Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                                12

              Item 3.        Quantitative and Qualitative Disclosures About Market Risk                   35


PART II - OTHER INFORMATION                                                                               36

              Item 1.        Legal Proceedings                                                            36

              Item 2.        Changes in Securities and Use of Proceeds                                    36

              Item 3.        Defaults Upon Senior Securities                                              36

              Item 4.        Submission of Matters to a Vote of Security Holders                          36

              Item 5.        Other Information                                                            36

              Item 6.        Exhibits and Reports on Form 8-K                                             36


SIGNATURE                                                                                                 37

                                 PUMATECH, INC.

                         PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements



                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                January 31,          July 31,
                                                                                   2002                2001
                                                                                ----------           ----------
Assets
------
Current assets:
   Cash and cash equivalents............................................        $  13,093             $  18,837
   Short-term investments...............................................           29,264                30,071
   Accounts receivable, net of allowance for doubtful accounts
      of $1,200 and $1,286..............................................            3,866                 4,120
   Inventories, net.....................................................              129                   233
   Other current assets.................................................            2,092                 1,970
                                                                                ---------            ----------
      Total current assets..............................................           48,444                55,231

Property and equipment, net.............................................            5,546                 6,974
Intangible assets, net..................................................            9,992                12,818
Restricted cash.........................................................              407                   686
Other assets............................................................            3,214                 3,225
                                                                                ---------             ---------
          Total assets..................................................        $  67,603             $  78,934
                                                                                =========             =========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable.....................................................        $   2,105             $   2,541
   Accrued liabilities..................................................            4,335                 4,639
   Notes payable........................................................            2,000                   302
   Deferred revenue.....................................................            2,871                 3,260
                                                                                ---------             ---------
      Total current liabilities.........................................           11,311                10,742
                                                                                ---------             ---------
Commitments (Note 7)

Stockholders' equity:
   Preferred stock, $0.001 par value; 2,000 shares authorized and no shares issued and outstanding at January 31, 2002 and
      July 31, 2001.....................................................                -                     -
   Common stock, $0.001 par value; 80,000 shares authorized; 44,959 shares issued and outstanding at January 31, 2002 and 44,555 shares issued
      and outstanding at July 31, 2001..................................               45                    45
   Additional paid-in capital...........................................          149,203               148,479
   Receivable from stockholders.........................................             (330)                 (330)
   Deferred stock compensation..........................................             (511)                 (706)
   Accumulated deficit..................................................          (92,228)              (79,407)
   Other comprehensive income...........................................              113                   111
                                                                                ---------            ----------
      Total stockholders' equity........................................           56,292                68,192
                                                                                ---------            ----------
          Total liabilities and stockholders' equity....................        $  67,603             $  78,934
                                                                                =========             =========

                         See accompanying notes to unaudited condensed consolidated financial statements.

                                 PUMATECH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                              Three Months Ended           Six Months Ended
                                                                                 January 31,                  January 31,
                                                                           -----------------------    -------------------------
                                                                              2002          2001        2002            2001
                                                                           ---------      --------    ---------      ----------
Revenue
   License.............................................................    $   5,199      $  9,254    $  10,792       $  18,044
   Services............................................................        1,066         2,057        2,245           3,190
                                                                           ---------      --------    ---------       ---------
        Total revenue..................................................        6,265        11,311       13,037          21,234
                                                                           ---------      --------    ---------       ---------
Cost and operating expenses:
   Cost of revenue (includes non-cash stock
     compensation of $(3), $0, $31 and $0)..............................       2,012         2,900        4,262           4,459
   Research and development (includes non-cash stock compensation
     of $(10), $(15), $171 and $73)....................................        3,613         6,497        7,688          12,584
   Sales and marketing (includes non-cash stock compensation of
     $(6), $182, $73 and $220).........................................        4,449         5,306        9,201          10,717
   General and administrative (includes non-cash stock
     compensation of $95, $53, $165 and $148)..........................        1,124         1,547        2,372           2,965
   Amortization of intangibles.........................................        1,366         2,314        2,826           3,696
                                                                           ---------      --------    ---------       ---------
       Total cost and operating expenses...............................       12,564        18,564       26,349          34,421
                                                                           ---------      --------    ---------       ---------
Operating loss.........................................................       (6,299)       (7,253)     (13,312)        (13,187)
Other income and expense, net..........................................          257           763          698           1,851
                                                                           ---------      --------    ---------       ---------
Loss before income taxes...............................................       (6,042)       (6,490)     (12,614)        (11,336)
Provision for income taxes.............................................          (96)          (82)        (207)           (218)
                                                                           ---------      --------    ---------       ---------
Net loss...............................................................    $  (6,138)     $ (6,572)   $ (12,821)      $ (11,554)
                                                                           =========      ========    =========       =========

Basic and diluted net loss per share...................................    $   (0.14)     $  (0.15)   $   (0.29)      $   (0.27)
                                                                           =========      ========    =========       =========

Shares used in computing basic and diluted net loss per share..........       44,821        43,658       44,731          43,166
                                                                           =========      ========    =========       =========

                         See accompanying notes to unaudited condensed consolidated financial statements.

                                 PUMATECH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                               January 31,
                                                                                     ------------------------------
                                                                                          2002              2001
                                                                                     -------------      -----------
  Cash flows from operating activities:
     Net loss..............................................................         $  (12,821)         $  (11,554)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Allowance for doubtful accounts....................................                 55                 540
        Provision for obsolete inventory...................................                 23                   3
        Depreciation and amortization......................................              4,523               4,832
        Non-cash stock compensation........................................                440                 441
        Realized gain on sale of investments...............................                  -                 (16)
     Changes in operating assets and liabilities:
        Accounts receivable................................................                199              (2,257)
        Inventories........................................................                 81                 (50)
        Other current assets...............................................                (87)               (946)
        Other assets.......................................................                (11)               (686)
        Accounts payable...................................................               (436)               (324)
        Accrued liabilities................................................               (209)               (581)
        Deferred revenue...................................................               (389)               (628)
                                                                                    ----------          ----------
  Net cash used in operating activities....................................             (8,632)            (11,226)
                                                                                    ----------          ----------

  Cash flows from investing activities:
     Purchase of property and equipment....................................               (333)             (3,443)
     Maturities/sales of short-term investments, net.......................                821               3,400
     Decrease in restricted cash...........................................                223                   -
     Purchase of non-marketable securities.................................                  -              (1,000)
     Acquisitions..........................................................                  -             (12,570)
                                                                                    ----------          ----------
  Net cash provided by (used in) investing activities......................                711             (13,613)
                                                                                    ----------          ----------

  Cash flows from financing activities:
     Principal payments on notes payable...................................               (302)               (116)
     Proceeds from line of credit..........................................              2,000                   -
     Proceeds from exercise of warrants....................................                  -                   2
     Proceeds upon exercise of stock options...............................                108                 847
     Proceeds from ESPP shares issued......................................                371                 396
                                                                                    ----------          ----------
  Net cash provided by financing activities................................              2,177               1,129
                                                                                    ----------          ----------

  Net decrease in cash and cash equivalents................................             (5,744)            (23,710)
  Cash and cash equivalents at beginning of period.........................             18,837              54,492
                                                                                    ----------          ----------
  Cash and cash equivalents at end of period...............................         $   13,093          $   30,782
                                                                                    ==========          ==========

                         See accompanying notes to unaudited condensed consolidated financial statements.

                                 PUMATECH, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1  Basis of Presentation

     The accompanying condensed consolidated financial statements of Pumatech, Inc. (Pumatech or the "Company") for the three and six months ended January 31, 2002 and 2001 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001. The condensed consolidated balance sheet as of July 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform to the current period's presentation. The results of operations for the interim period ended January 31, 2002 are not necessarily indicative of results to be expected for the full year.

Note 2  Recently Issued Accounting Pronouncements

Accounting for Consideration Given to a Customer or a Reseller of the Vendor's Products

     In June 2001, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." In addition, in November 2001, the EITF reached a consensus on Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which codified all the issues in EITF No. 00-25, among others. EITF No. 01-09 addresses whether consideration from a vendor to a reseller of the vendor's products is an adjustment to the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's results of operations, or a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost of expense when recognized in the vendor's results of operations. EITF No. 01-09 is effective for the Company's fiscal quarters beginning on February 1, 2002. Upon adoption of EITF No. 01-09, financial statements for prior periods presented for comparative purposes should be reclassified to comply with EITF No. 01-09. The Company currently estimates that sales and marketing expenses in the accompanying condensed consolidated statements of operations include approximately $102,000 and $198,000 for the three and six months ended January 31, 2002, and $110,000 and $215,000 for the three and six months ended January 31, 2001, of consideration paid to its resellers (i.e. considered as an adjustment to the selling prices of the Company's products). Such consideration will be reclassified as a reduction of revenue when provisions of EITF 01-09 are applied. The Company's adoption of EITF No. 01-09 is not expected to have a material impact on its revenue and gross margins or any effect on its operating margins, net loss and net loss per share.

Accounting for Business Combinations, Goodwill and Other Intangible Assets

     In July 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets no longer be amortized and be tested for impairment at least annually and written down only when impaired. The Company will continue to amortize its goodwill, which it anticipates will be approximately $2,700,000 for fiscal 2002, until its expected adoption of the goodwill non amortization provisions, among others, of this statement at the beginning of fiscal 2003. The Company currently estimates that the non-amortization of goodwill to result in a decrease in its amortization expense of approximately $2,700,000 million for fiscal year 2003 based on acquisitions completed as of January 31, 2002.

     Further, SFAS No. 142 requires the Company to perform a transitional assessment of whether there is an indication that its goodwill is impaired as of the date of adoption. The Company will then have a transition period of six months from the date of adoption to determine if the goodwill has been impaired. The Company expects to complete the impairment test during the first quarter of fiscal 2003. Any goodwill impairment loss (measured as of the beginning of the fiscal year of adoption) will be recognized as the cumulative effect of a change in accounting principle no later than the end of the fiscal year of adoption. The Company will also be required to review its other intangible assets for impairment and to reassess the useful lives of such assets and make any necessary adjustments. The Company has not yet determined what further effect these impairment tests will have on the Company's earnings and financial position.

Accounting for the Impairment or Disposal of Long-Lived Assets

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale. Although the Statement retains certain of the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," it supersedes SFAS No. 121 and Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Statement is effective for the Company's financial statements issued for fiscal quarters beginning on August 1, 2002. The Company is currently assessing the impact of adopting SFAS No. 144 but does not expect the adoption to have a material impact on its financial position and results of operations.

Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred

     In November 2001, the FASB issued Staff Announcement Topic No. D-103, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred", which requires that all out-of-pocket expenses billed to a customer be classified as revenue. FASB Staff Announcement Topic No. D-103 is effective for the Company's fiscal quarters beginning on February 1, 2002, with comparative financial statements for prior periods reclassified to conform to this presentation. The Company has previously treated reimbursement for "out-of-pocket" expenses of insignificant amount as a reduction to cost of revenue. The Company's adoption of FASB Staff Announcement Topic No. D-103 is not expected to have a material impact on its revenue or any effect on its gross margins, operating margins, net loss and net loss per share.

Note 3  Balance Sheet Components

     Inventories, net, consist of the following:

                                                      January 31,    July 31,
                                                         2002         2001
                                                      ----------    --------
                                                            (In thousands)
 Raw materials....................................      $   65      $   74
 Finished goods and work-in-process...............         113         185
                                                        ------      ------
                                                           178         259
 Less: Inventory reserves.........................         (49)        (26)
                                                        ------      ------
    Inventories, net..............................      $  129      $  233
                                                        ======      ======

 Intangible assets, net, consist of the following:

                                               January 31,        July 31,
                                                   2002            2001
                                               ----------       ---------
                                                      (In thousands)
 Intangible assets:
    Goodwill...............................    $  15,820        $  15,820
    Developed technology...................        6,175            6,175
    Acquired workforce-in-place............        2,212            2,212
    Existing contracts.....................          200              200
                                               ---------        ---------
                                                  24,407           24,407
    Less: Accumulated amortization.........      (14,415)         (11,589)
                                               ---------        ---------
        Intangible assets, net.............    $   9,992        $  12,818
                                               =========        =========

Note 4  Acquisition

     In October 2000, the Company signed and closed an asset purchase agreement with Vanteon Corporation (Vanteon), of Rochester, New York to acquire certain assets and assume certain liabilities of The Windward Group (Windward), a wholly owned subsidiary of Vanteon headquartered in Los Gatos, California. Windward is a professional services company specializing in creating consumer and enterprise solutions that combine mobile, wireless, desktop, Internet and database technology. Under the terms of the asset purchase agreement, the Company paid $12,250,000 in cash and placed 171,026 shares of Pumatech common stock in escrow. These shares were valued upon release from escrow based on the fair value of the common stock on the release date and as a result, the amount of goodwill arising from the transaction would increase upon release of these shares. The shares were to be released in equal installments to Vanteon based on the achievement of quarterly performance milestones through the first quarter of fiscal 2002. The performance milestones set for the second quarter of fiscal year 2001 were met and therefore 42,757 shares, valued at approximately $204,000, were released for the quarter ended January 31, 2001. As of the date of this Report on Form 10-Q, no additional shares were released for the quarters ended April 30, 2001, July 31, 2001 and October 31, 2001 as the Company has determined that the performance milestones set for such quarters had not been met.

Pro Forma Results (Unaudited)

    The following unaudited pro-forma consolidated financial information reflects the results of operations for the three and six months ended January 31, 2001, as if the acquisition of Windward had occurred on August 1, 2000 and after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on August 1, 2000. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

                                                 Three Months Ended      Six Months Ended
                                                   January 31, 2001       January 31, 2001
                                                 ------------------      -----------------
(In thousands, except per share data)

Pro-forma revenue..............................       $    11,311           $   22,847
Pro-forma net loss.............................       $    (6,582)          $  (12,925)
Pro-forma basic and diluted loss per share.....       $     (0.15)          $    (0.30)

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

     Of the resulting restructuring charge of $768,000 in fiscal 1999, approximately $12,000 in cash was used during the six months ended January 31, 2002, for net lease payments on an excess office space. The unused balance as of January 31, 2002, was $161,000.

     Of the resulting restructuring charge of $1,417,000 in fiscal 2001, $287,000 remained unused as of January 31, 2002. A summary of the severance and facilities costs and assets held for disposal relating to the cost reduction plans implemented in fiscal 2001 is outlined as follows (in thousands):

                                                              Consolidation
                                                  Workforce     of Excess
                                                  Reduction     Facilities     Total
                                                  ---------   -------------   -------
         Total charge .........................    $   581      $   836       $ 1,417
         Non-cash charges .....................          -         (165)         (165)
         Cash payments ........................       (561)        (103)         (664)
                                                  ---------   -------------   -------
             Balance at July 31, 2001 .........    $    20      $   568       $   588
         Non-cash charges .....................          -          (52)          (52)
         Cash payments ........................        (20)        (229)         (249)
                                                  ---------   -------------   -------
             Balance at January 31, 2002 ......    $     -      $   287       $   287
                                                  =========   =============   =======

Note 6 Notes Payable

     The Company's notes payable includes the following:

                                                                    January 31,    July 31,
                                                                       2002          2001
                                                                    -----------  -----------
                                                                         (In thousands)
   Revolving credit line, 5.1% rate, payable in March 2002 .....     $  2,000      $    -
   Equipment line, 9.3% average rate, paid in September 2001 ...            -         302
                                                                    -----------  -----------
       Notes payable ...........................................     $  2,000      $  302
                                                                    ===========  ===========

     In September 2001, the Company borrowed $2,000,000 under its loan and security agreement entered into on March 29, 2001, which amount remained outstanding at January 31, 2002. As of January 31, 2002, the Company was in compliance with the loan covenants. The Company is currently negotiating to renew the related $10,000,000 revolving credit line in the third quarter of fiscal 2002 and pay off the loan balance by January 2003.

     The outstanding balance at July 31, 2001 on a $750,000 equipment line of credit was paid off in September 2001 with a portion of the new borrowings described above. The $750,000 equipment line and a $1,000,000 revolving line of credit from the same bank were not renewed.

Note 7 Commitments

     The Company is committed to invest an additional $2,250,000 in Azure Venture Partners. These funds are expected to be paid contractually as requested by the general partner over a period not to exceed the contract term of eight years. The Company, however, believes that the funds will be paid over the next three years.

Note 8 Stock Option Cancellation/Regrant and Stock Compensation

     On September 6, 2001, the Company's Board of Directors approved a proposal to offer its employees, officers and directors the opportunity to cancel stock options granted to them between September 1999 and June 2001 in exchange for an equal number of new options to be granted in the future, on a date more than six months after the date of cancellation of the original options. The Company's Board of Directors determined that existing options eligible under the terms of the proposal no longer had sufficient value to motivate and retain the option holders.

     On September 24, 2001, the Company filed a tender offer document with the Securities and Exchange Commission that provides detailed information concerning the stock option exchange and supplemental option grant program.

     The new options will be granted on April 24, 2002, six months and two days following the close of the tender offer on October 22, 2001, and will be priced at the closing market price on the grant date. Additionally, the replacement grants will have the same terms, vesting start date and vesting schedule as those cancelled. In order to receive the new options, the employees must still be employed by the Company on the new grant date. Holders of options exercisable for approximately 1,315,000 shares with exercise prices of $3.01 or greater and a weighted average price of $10.01 were given the opportunity to cancel their options. Holders of options exercisable for approximately 967,000 shares, net of the effect of recent terminations completed as of January 31, 2002, elected to cancel their options.

     As a result of the above offer to cancel options in exchange for new options and in accordance with FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25, options to purchase 81,500 shares that were granted between July and October 2001 became subject to variable plan accounting. FIN No. 44 holds that if a lower-priced option is granted within a six-month period before or after a higher priced option held by the same person is cancelled, the combined transactions are considered a repricing and result in variable plan accounting. The variable accounting cost is based on any excess of the common stock closing price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the exercise price (i.e. intrinsic value). This cost is amortized on an accelerated basis over the remaining vesting period consistent with the method described in FIN No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

     Additional deferred stock compensation costs, net of a recovery during the second quarter as a result of a lower closing price of the Company's common stock at January 31, 2002, compared to that at October 31, 2001, of approximately $163,000 were recorded for the six months ended January 31, 2002 for all repriced options accounted for using variable plan accounting, including those as described above. A net recovery of expense, as a result of a lower closing price of the Company's common stock, of approximately $68,000 and a net expense of approximately $200,000 relating to such options were recorded for the three and six months ended January 31, 2002, respectively.

     Additional deferred stock compensation costs of approximately $82,000 were recorded for the six months ended January 31, 2002 for certain variable stock options granted to employees of NetMind Technologies, Inc. (NetMind) prior to the Company's acquisition of NetMind. Stock compensation expense of approximately $144,000 and $240,000 was recorded for the three and six months ended January 31, 2002, respectively, related to such and other options granted to employees of NetMind.

     The total net change in deferred stock compensation costs, including the effect of stock compensation costs described above, was $195,000 during the six months ended January 31, 2002. Total stock compensation expense was approximately $76,000 and $440,000 for the three and six months ended January 31, 2002, respectively, compared to $220,000 and $441,000, respectively, of total stock compensation expense, all of which was related to options granted by NetMind, in the corresponding periods in fiscal 2001.

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

     Basic and diluted net loss per share were calculated as follows during the three and six months ended January 31, 2002 and 2001, respectively:

                                                                            Three Months Ended               Six Months Ended
                                                                                January 31,                     January 31,
                                                                         ------------------------       ---------------------------
(In thousands, except per share amounts)                                   2002            2001           2002              2001
                                                                         --------        --------       ---------        ----------
Numerator:
Net loss .........................................................       $ (6,138)       $ (6,572)      $ (12,821)       $  (11,554)
                                                                         ========        ========       =========        ==========

Denominator:
Weighted average shares outstanding used to compute basic
    and diluted net loss per common share ........................         44,821          43,658          44,731            43,166
                                                                         ========        ========       =========        ==========

Basic and diluted net loss per share .............................       $  (0.14)       $  (0.15)      $   (0.29)       $    (0.27)
                                                                         ========        ========       =========        ==========

     All common shares that were held in escrow, totaling approximately 128,000 and 140,000 as of January 31, 2002 and 2001, respectively, were excluded from basic and diluted net loss per share calculations.

     Potential common shares attributable to stock options, warrants and shares held in escrow of 5,869,872 and 5,163,066 were outstanding at January 31, 2002 and 2001, respectively. However, as a result of a net loss incurred by the Company in the three and six months ended January 31, 2002 and 2001, the shares were excluded from the weighted average outstanding shares (using the treasury stock method) used to calculate net loss per share because the effect would have been antidilutive.

Note 10  Comprehensive Income / (Loss)

     Accumulated other comprehensive income / (loss) on the condensed consolidated balance sheets consists of net unrealized gains on available for sale investments and foreign currency translation adjustments. Total comprehensive loss for the three and six months ended January 31, 2002 and 2001, respectively, is presented in the following table:

                                                                              Three Months Ended               Six Months Ended
(In thousands)                                                                   January 31,                      January 31,
                                                                           ------------------------        ------------------------
                                                                             2002            2001            2002            2001
                                                                           --------        --------        --------        --------
Net loss ...........................................................       $ (6,318)       $ (6,572)       $(12,821)       $(11,554)
Other comprehensive income/(loss):
    Change in net unrealized gain/(loss) on investments ............           (103)            119              14             125
    Change in currency translation adjustments .....................            (30)            (32)            (12)            (28)
                                                                           --------        --------        --------        --------
        Total other comprehensive income/(loss) ....................           (133)             87               2              97
                                                                           --------        --------        --------        --------
            Total comprehensive loss ...............................       $ (6,451)       $ (6,485)       $(12,819)       $(11,457)
                                                                           ========        ========        ========        ========

     The net balance of unrealized gain/(loss) on investments at January 31, 2002 and 2001 was generated from our holdings of Amazon.com common stock and government bonds.

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

     The Company operates in a single industry segment encompassing the development, marketing and support of mobile data exchange software. The Company markets its products to customers primarily in North America, Asia and Europe. The Company's customer base consists primarily of corporate organizations, business development organizations, industry associations, resellers, international system integrators, large original equipment manufacturers (OEMs) in the personal computer (PC) market and selected distributors in North America, Africa, Asia, Australia, Europe, New Zealand and South America, which primarily market to the retail channel.

     Revenue information by geographic region is as follows (revenue is attributed to regions based on the location of customers):

                                                            Three Months Ended             Six Months Ended
                                                                January 31,                   January 31,
                                                          ----------------------        -----------------------
                                                            2002           2001           2002            2001
                                                          -------        -------        -------         -------
                                                                             (In thousands)
North America ..................................          $ 4,796        $ 9,336        $ 9,591         $17,165
Japan ..........................................              744          1,461          1,967           3,006
Other International ............................              725            514          1,479           1,063
                                                          -------        -------        -------         -------
  Total revenue ................................          $ 6,265        $11,311        $13,037         $21,234
                                                          =======        =======        =======         =======

     Substantially all of the Company's long-lived assets are in the United States.

     Revenue information by product group is as follows:

                                                            Three Months Ended             Six Months Ended
                                                                January 31,                   January 31,
                                                          ----------------------        -----------------------
                                                            2002           2001           2002            2001
                                                          -------        -------        -------         -------
                                                                             (In thousands)
Enterprise products .............................          $ 3,488       $ 5,774        $ 6,747         $10,443
Technology licensing components .................            2,777         5,537          6,290          10,791
                                                           -------       -------        -------         -------
  Total revenue .................................          $ 6,265       $11,311        $13,037         $21,234
                                                           =======       =======        =======         =======

The Company's Enterprise products include Intellisync(R), Enterprise Intellisync(TM), Intellisync Anywhere(R) and Satellite Forms(R) software, as well as related support and maintenance. Technology licensing components include various licensed technology platforms, such as Sync-it, Mind-it(TM), Browse-it(TM) and Intellisync Software Development Kit (Intellisync SDK), Intellisync for Notebooks, professional services, non-recurring engineering services, hosting services and related maintenance contract programs.

Note 12  Subsequent Event

     In February 2002, the Company announced and implemented a further cost reduction initiative in its continued effort to streamline its operations to reduce its ongoing operating expenses and preserve its cash reserves. This initiative, which is expected to be fully implemented by the end of the Company's third fiscal quarter ending April 30, 2002, consists of workforce reductions and facilities consolidations. The Company will reduce its engineering workforce in the United States by approximately 60 employees, while it increases its offshore engineering capacity by utilizing an offshore software development partner to perform certain engineering-related projects and meet other company requirements. This reduction in the Company's engineering workforce, as well as the additional 20 positions being eliminated in other business functions, is expected to bring the number of the Company's worldwide full-time equivalent employees, excluding significant contracted offshore development resources, down to approximately 135. The Company will also further consolidate its business facilities located in Los Gatos, California and Nashua, New Hampshire to existing facilities located in San Jose and Santa Cruz, California. These actions are expected to result in restructuring charges of approximately $2,000,000 related to severance and facility closing costs in the third quarter, as well as additional operational cost savings beginning in the fourth quarter of fiscal 2002.

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

Management's discussion and analysis includes:

     . A discussion of estimates and assumptions affecting the application of our critical accounting policies.

     .    Business overview.

     . A comparison of our results of operations in the three and six months ended January 31, 2002 with the results in the corresponding periods in fiscal 2001.

     .    Recently issued accounting pronouncements.

     .    A discussion of our operating liquidity and capital resources.

     .    A discussion of factors that may affect our future operating results.

Estimates, Assumptions and Critical Accounting Policies

     The following discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and notes thereto set forth in Item 1 above, as well as our consolidated financial statements and management's discussion and analysis of financial condition and results of operations in our Form 10-K. These consolidated financial statements have been prepared to include estimates and assumptions affecting certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period, in conformity with generally accepted accounting principles.

     We believe that future conditions and events and their effects cannot be predicted with certainty; therefore, estimates and assumptions we make require a prudent application of critical accounting policies and exercise of judgment. These accounting policies are considered critical as they are both the most important to the representation of our financial condition and results of operations, and they require our management to make the most complex and subjective judgments, often as a result of the need to make estimates or assumptions about the effect of certain events or circumstances that are inherently uncertain. Exercising judgment depends on various factors that would provide us with a reasonable basis for making the estimates and assumptions. These factors may include, but not be limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and independent review. Actual results may differ from these estimates under different assumptions or conditions. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

     We use estimates in accounting for, among other things, allowances for uncollectible receivables, returns, inventory obsolescence, fixed asset obsolescence, recoverability of long-lived assets and investments, depreciation and amortization, taxes, post-contract support, sales incentives, contingencies and long-term contracts. The following describes the more significant assumptions and estimates affecting the application of critical accounting policies that our management uses in the preparation of our consolidated financial statements:

     . Allowance for doubtful accounts. Accounts receivable are valued and reported at net realizable value, that is the net amount expected to be received, which is not necessarily the amount legally receivable. Determining net realizable value requires an estimation of uncollectible receivables resulting from the inability of our customers to make required payments. If any of our customers were to experience financial difficulty, additional allowance for doubtful accounts may be required. Other factors that may affect our estimates of allowance for doubtful accounts include prior and current experience of other software companies in mobile computing industry, financial forecasts of our customers and appraisal of current economic conditions.

     . Channel inventory/returns reserve. We maintain a sales returns reserve for 100% of our product inventories held at our distribution partners. However, if any retail or other customers of our distributors were to experience slow sales, additional returns reserve may be required. Other factors that may affect our estimates of returns include the timing of the release of our new products or new versions to consumers or retail channels and change in our sales and marketing policies, as well as those of our distributors and resellers.

     . Valuation of intangibles, investments and other long-lived assets. We evaluate the carrying value of certain identifiable intangibles, investments and long-lived assets for impairment, when events and circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Changes in the manner of use of the acquired assets, changes in overall business strategy, negative industry or economic trends, and decline in stock price and market capitalization may trigger an impairment review for certain intangibles. Poor operating results of underlying investments or adverse changes in market conditions may result in losses or an inability to recover the carrying value of investments. Changes in market value of the assets, physical changes and continuing operating or cash flow losses associated with assets used to generate revenue may suggest problems of recoverability for certain long-lived assets. Whenever the evaluation demonstrates that the carrying amount of an intangible, investment or any other long-lived asset is not recoverable, an impairment charge may be required.

     . License and service revenue. Certain license and service revenue associated with contracts which involve significant implementation of customization of services, which are essential to the functionality of the software, is recognized over the period of each engagement primarily using the percentage-of-completion method. Labor hours incurred is generally used as the measure of progress towards completion. Revenue for these arrangements is classified as license revenue and service revenue based upon estimates of fair value of each element, and the revenue is recognized based on the percentage-of-completion ratio for the arrangement. Recognized revenue is subject to revisions as the engagement progresses to completion. Revisions in estimates or estimated losses on engagements are charged to income in the period in which the loss becomes probable and can be reasonably estimated.

     Refer to Note 1 of the Notes to Consolidated Financial Statements, "The Company and a Summary of its Significant Accounting Policies," set forth in Part IV, Item 14 of our Annual Report on Form 10-K for the year ended July 31, 2001, for more information on our critical accounting policies.

Business Overview

     Pumatech, Inc. (Pumatech) develops, markets and supports synchronization, change detection/notification, and Web rendering/browsing software that enables consumers, mobile professionals and information technology (IT) officers to harness the full capabilities of handheld organizers/computers, Web-enabled cellular phones, pagers and other wireless/wireline personal communications platforms. We provide a mobile solution that provides several alternative implementations for synchronization, complete customization of device-based applications, centralized backup, security, information flow control, notification, e-commerce and browsing of intranet and Internet-based information. Our software is designed to improve the productivity of business professionals and corporations who are increasingly relying on mobile computing devices to address their growing needs for accessible, up-to-date information, whether in or out of the office. Our product families, which include Intellisync(R), Enterprise Intellisync(TM), Intellisync Anywhere(R) and Satellite Forms(R) software, along with our technology licensing components - Sync-it, Mind-it(TM), Browse-it(TM) and Intellisync Software Development Kit (Intellisync SDK) software - are designed to connect mobile devices to essential information anytime, anywhere.

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

     Currently, as over the past several fiscal quarters, we continue to face the impact of the recent unfavorable general economic conditions, which have resulted in delayed or postponed corporate IT spending. Consequently, we experienced declines in revenue in the last four fiscal quarters. However, despite the market conditions, we have continued to secure new customers, develop and deliver products and services to our customers' satisfaction and maintain our financial position, and we continue to have no long-term debt. In response to the economic slowdown, we implemented initiatives in the last fiscal year and, most recently, this third quarter of fiscal 2002 to reduce costs and control spending, and we remain committed to reestablishing our top-line business growth and improving our financial results.

Recent Event

     In February 2002, in our continued effort to streamline our operations to reduce our ongoing operating expenses and preserve our cash reserves, we announced and implemented a cost reduction initiative consisting of further workforce reductions and facilities consolidations. This initiative is expected to be fully implemented by the end of the third quarter of fiscal 2002. The workforce reduction is expected to represent a reduction of approximately 60 employees in engineering and 20 employees in other business functions, bringing the number of our worldwide full-time equivalent workforce down to approximately
135. While we reduce our engineering workforce in the United States, we are increasing our offshore engineering capacity by utilizing an offshore software development partner to perform certain engineering-related projects and meet other company requirements. Additionally, we are further consolidating our business facilities located in Los Gatos, California and Nashua, New Hampshire to our existing facilities located in San Jose and Santa Cruz, California. These actions are expected to result in restructuring charges of approximately $2,000,000 related to severance and facility closing costs in the third quarter, as well as additional operational cost savings beginning in the fourth quarter of fiscal 2002.

Results of Operations

     The following table sets forth certain consolidated statement of operations data as a percentage of revenue for the periods indicated:

                                                 Three Months Ended     Six Months Ended
                                                    January 31,             January 31
                                                 -------------------   --------------------
                                                  2002     2001         2002          2001
                                                 ------   ------       ------        ------
Revenue
   License ....................................    83.0%    81.8%       82.8%          85.0%
   Services ...................................    17.0     18.2        17.2           15.0
                                                 ------   ------       -----          -----
        Total revenue .........................   100.0    100.0       100.0          100.0
                                                 ------   ------       -----          -----
Cost and operating expenses:
   Cost of revenue ............................    32.1     25.6        32.7           21.0
   Research and development ...................    57.7     57.4        58.9           59.2
   Sales and marketing ........................    71.0     46.9        70.6           50.5
   General and administrative .................    17.9     13.7        18.2           14.0
   Amortization of intangibles ................    21.8     20.5        21.7           17.4
                                                 ------   ------       -----          -----
       Total cost and operating expenses ......   200.5    164.1       202.1          162.1
                                                 ------   ------       -----          -----
Operating loss ................................  (100.5)   (64.1)     (102.1)         (62.1)
Other income and expense, net .................     4.1      6.7         5.4            8.7
                                                 ------   ------       -----          -----
Loss before income taxes ......................   (96.4)   (57.4)      (96.7)         (53.4)
Provision for income taxes ....................    (1.6)    (0.7)       (1.6)          (1.0)
                                                 ------   ------       -----          -----
Net loss ......................................   (98.0)%  (58.1)%     (98.3)%        (54.4)%
                                                 ======   ======       =====          =====

     Revenue. We derive revenue from two primary sources: software licenses and fees for service. Revenue for the three and six months ended January 31, 2002 was $6,265,000 and $13,037,000, respectively, compared to $11,311,000 and
$21,234,000, respectively, for the corresponding periods in fiscal 2001. The 45% and 39% decrease in revenue in the three and six months ended January 31, 2002 resulted mainly from the general economic slowdown and its impact on our customers, many of whom have reduced their IT spending or ceased their investment in products, services and technologies such as those we provide. The decline in our revenue also resulted from a general slowdown in sales of Palm-based and other handheld devices.

     . License Revenue. License revenue is earned from the sale and use of software products, including our technology licensing components, and royalty agreements with OEMs. License revenue in the three and six months ended January 31, 2002 decreased 44% to $5,199,000 and 40% to $10,792,000, respectively, compared to $9,254,000 and $18,044,000, respectively, for the corresponding periods in fiscal 2001. The decrease in license revenue reflected a decrease in revenue from our Enterprise products, which include both personal and server-based Intellisync and Satellite Forms products, from our technology licensing components, and from our legacy PC or notebooks business - Intellisync for Notebooks royalty revenue.

     . Service Revenue. Service revenue is derived from fees for services, including time and materials for professional services, non-recurring engineering service projects for software development, amortization of maintenance contract fees, hosting and advertising fees. Service revenue in the three and six months ended January 31, 2002 decreased 48% to $1,066,000 and 30% to $2,245,000, respectively, compared to $2,057,000 and $3,190,000, respectively, for the corresponding periods in fiscal 2001. The decrease in service revenue was primarily due to a decrease in professional service revenue, slightly offset by an increase in amortization of maintenance contracts.

     Revenue from original equipment manufacturers (OEMs) continues to represent a significant portion of our revenue. OEM revenue in the three and six months ended January 31, 2002, was $2,307,000, or 37% of revenue, and $4,984,000, or
38% of revenue, respectively, compared to $2,703,000, or 24% of revenue, and $5,498,000, or 26% of revenue, respectively, in the corresponding periods in fiscal 2001. OEM revenue decreased in absolute terms primarily due to a decline in revenue from Intellisync for Notebooks royalties and platform licensing of Intellisync SDK. The increase in OEM revenue as a percentage of total revenue was primarily due to a greater decline in revenue from personal Enterprise products, professional services and other technology licensing components. We believe that the percentage of revenue derived from OEMs may fluctuate in future periods since the use of domestic and international distribution channels for our existing and future products is subject to change, causing our revenue to be difficult to forecast. Further, we expect the notebooks and PC OEM portion of this revenue to continue to decrease in absolute terms and as a percentage of our overall revenue throughout fiscal 2002.

     International revenue continues to represent a significant portion of our revenue. International revenue in the three and six months ended January 31, 2002, was $1,861,000, or 30% of revenue, and $4,160,000, or 32% of revenue, respectively, compared to $2,459,000, or 22% of revenue, and $4,804,000, or 23% of revenue, respectively, in the corresponding periods in fiscal 2001. The revenue gains in Europe and certain parts of Asia, which resulted directly from our international direct sales force expansion in fiscal 2001, were more than offset by a decrease in revenue in Japan resulting from a general economic slowdown and an overall reduction in technology spending in that country. The increase as a percentage of total revenue was due to a decline in our overall revenue. International revenue may be subject to certain risks not normally encountered in domestic operations, including exposure to tariffs, various trade regulations, fluctuations in currency exchange rates, as well as international software piracy. Also, refer to other relevant risks and uncertainties associated with international revenue and software piracy set forth below under the caption "Factors That May Affect Future Operating Results."

     No customer accounted for more than 10% of total revenue in either the three-month or six-month period ended January 31, 2002 and 2001.

     Deferred revenue was $2,871,000 and $3,260,000 at January 31, 2002 and July 31, 2001, respectively. The 12% decrease in deferred revenue was attributable to a number of factors, including an increase in royalty-based technology licensing deal structures that do not generate as much deferred revenue compared to contracts negotiated to include larger, up-front payments. There has also been some decline in the number of technology licensing customers, many of whom were forced to close their operations or were unable to meet their contractual obligations as a result of the economic downturn. Further, the total amount of continued amortization of existing deferred revenue exceeds that of newly generated deferred revenue during the first half of fiscal 2002.

     Cost of Revenue. Cost of revenue consists of license costs and service costs. License costs are comprised of product packaging expenses such as product media and duplication, manuals, packing supplies, shipping and post-sales customer support costs. Fluctuations in license costs are generally the result of varying changes in product mix and the timing of large license sales. Service costs are comprised of personnel-related expenses such as non-cash stock compensation associated with work performed under professional service contracts, non-recurring engineering agreements and hosting costs for online services associated with technology licensing partners and end users. Hosting costs include expenses related to bandwidth for hosting, tape backup, security and storage, third-party fees and internal personnel costs associated with logistics and operational support of the hosting services and depreciation of computer equipment associated with the hosting service. Service costs can be expected to vary significantly from period to period depending on the mix of services we provide.

     In general, license costs are a far smaller percentage of license revenue than service costs, which have a much higher cost structure as a percentage of service revenue. Additionally, license costs tend to be variable based on license revenue volumes where service costs tend to be fixed within certain service revenue volume ranges. We would expect that an increase in service revenue as a percentage of our total revenue would generate lower overall gross margins as a percentage of total revenue. Also, given the high level of fixed costs associated with the professional services and online services groups, our inability to generate revenue sufficient to absorb these fixed costs could lead to negative service gross margins.

     Cost of revenue in the three and six months ended January 31, 2002, was $2,012,000, or 32% of revenue, and $4,262,000, or 33% of revenue, respectively, compared to $2,900,000, or 26% of revenue, and $4,459,000, or 21% of revenue, respectively, in the corresponding periods in fiscal 2001. The decrease in cost of revenue in absolute dollars was primarily due to a decrease in professional service costs as a result of workforce reductions we implemented in the third and fourth quarters of fiscal 2001. This decrease was slightly offset by an increase in hosting costs associated with our online service offerings. The increase in cost of revenue as a percentage of revenue was primarily due to a decline in our overall revenue.

     Research and Development. Research and development expenses consist primarily of salaries and other related costs, including non-cash stock compensation, for research and development personnel, quality assurance personnel, product localization, fees to outside contractors and the cost of facilities and depreciation of capital equipment. We invest in research and development both for new products and to provide continuing enhancements to existing products. Research and development expenses in the three and six months ended January 31, 2002, were $3,613,000, or 58% of revenue, and $7,688,000, or
59% of revenue, respectively, compared to $6,497,000, or 57% of revenue, and $12,584,000, or 59% of revenue, respectively, in the corresponding periods in fiscal 2001. The decrease in absolute research and development spending was primarily due to, as part of the cost control initiatives we implemented in the third and fourth quarters of fiscal 2001, the elimination of efforts related to the Intellisync.comSM online service and re-emphasis on core product development, which in turn resulted in a decrease in personnel-related and contractor-related costs.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, promotional expenses and other related costs, including non-cash stock compensation, of sales and marketing employees, as well as technical support personnel associated with pre-sales activities such as building brand awareness, performing product and technical presentations and answering customers' product and service inquiries. Sales and marketing expenses in the three and six months ended January 31, 2002, were $4,449,000, or 71% of revenue, and $9,201,000, or 71% of revenue, respectively, compared to $5,306,000, or 47% of revenue, and $10,717,000, or 50% of revenue, respectively, in the corresponding periods in fiscal 2001. Sales and marketing expenses decreased in absolute terms primarily due to reduced bonus and commissions and other personnel-related costs as a result of lower revenue, and reduced corporate marketing resources and corporate branding initiatives as a result of lower planned spending. Sales and marketing expenses, however, increased as a percentage of total revenue due to overall revenue decline in the first half of fiscal 2002.

     General and Administrative. General and administrative expenses consist primarily of salaries and other related costs, including non-cash stock compensation, of administrative, executive and financial personnel and outside professional fees. General and administrative expenses in the three and six months ended January 31, 2002, were $1,124,000, or 18% of revenue, and $2,372,000, or 18% of revenue, respectively, compared to $1,547,000, or 14% of revenue, and $2,965,000, or 14% of revenue, respectively, in the corresponding periods in fiscal 2001. The decrease in absolute general and administrative spending was primarily due to reduced provision for bad debts allowance, as well as to reduced personnel-related costs as a result of our recent restructurings. General and administrative expenses, however, increased as a percentage of total revenue due to overall revenue decline in the first half of fiscal 2002.

     Amortization of Intangibles. Amortization of acquired intangibles in the three and six months ended January 31, 2002, was $1,366,000, or 22% of revenue, and $2,826,000, or 22% of revenue, respectively, compared to $2,314,000, or 20% of revenue, and $3,696,000, or 17% of revenue, respectively, in the corresponding periods in fiscal 2001. The decrease in amortization of intangibles reflects the effect of the impairment charge recorded in the fourth quarter of fiscal 2001, which significantly reduced the carrying value of our existing goodwill and other intangibles. We will continue to amortize our goodwill, which we anticipate will be approximately $2,700,000 for fiscal 2002, until our adoption in fiscal 2003 of Statement of Financial Accounting Standards
(SFAS) No. 142, which requires the discontinuance of goodwill amortization. In addition, we will amortize approximately $2,400,000 and $800,000 for other intangibles in fiscal 2002 and 2003, respectively, based on acquisitions completed as of January 31, 2002. Refer to the caption "Recently Issued Accounting Pronouncements" set forth below for more information on the new accounting for goodwill.

     Non-Cash Stock Compensation. Non-cash stock compensation, included in each appropriate operating expense category of our condensed consolidated statements of operations, relates to stock options that were deemed to have been granted at a price below market value, as well as certain options that are subject to variable plan accounting. These charges are amortized over the vesting period of the options. The aggregate non-cash stock compensation expense, net of the effect of terminations, was $76,000 and $440,000 in the three and six months ended January 31, 2002, respectively, compared to $220,000 and $441,000, respectively, in the corresponding periods in fiscal 2001. The non-cash compensation expense in the three and six months ended January 31, 2002 relates to options granted between July and October 2001, as described below, that are subject to variable plan accounting and options granted by NetMind Technologies, Inc. (NetMind) prior to our acquisition of NetMind. The non-cash compensation expense in the three and six months ended January 31, 2001 relates to options granted by NetMind prior to our acquisition of NetMind.

     In January 2001, we offered our employees, officers and directors the opportunity to cancel stock options granted to them between December 1999 and October 2000 in exchange for an equal number of new options to be granted on July 30, 2001, six months and a day after the date of cancellation of the original options. Holders of approximately 2,676,000 shares received the new options. The new grants for executive officers and directors were priced at the closing market price on the date of the new grant, or $2.10. The new executive grants are accounted for as fixed awards, for which no stock compensation cost was recorded, with the exception of certain options belonging to an employee who later elected to cancel other higher-priced options in October 2001 (see below for more details). The new grants for other employees were priced at 85% of the underlying market price, or $1.78. As they were priced below the then current market price, the new options granted to our employees are accounted for using variable accounting under the guidance in Financial Accounting Standards Board
(FASB) Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of Accounting Principles Board
(APB) Opinion No. 25. According to FIN No. 44, the variable accounting cost is based on any excess of the common stock closing price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacements, if earlier, over the exercise price (i.e. intrinsic value). This cost is amortized on an accelerated basis over the remaining vesting period consistent with the method described in FIN No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." We remeasure and record the intrinsic value of the repriced employee options every quarter until they are exercised, forfeited, cancelled, or expire.

     In addition, in the first quarter of fiscal 2002, our Board of Directors approved a new proposal to offer our employees, officers and directors the opportunity to cancel stock options granted to them between September 1999 and June 2001 in exchange for an equal number of new options to be granted six months and two days following the close of the related tender offer on October 22, 2001 and priced at the closing market price on the grant date. Holders of options exercisable for approximately 1,315,000 shares with exercise prices of $3.01 or greater and a weighted average exercise price of $10.01 were given the opportunity to cancel their options. Holders of options exercisable for approximately 967,000 shares, net of the effect of recent terminations completed as of January 31, 2002, elected to cancel their options.

     As a result of the October 2001 offer to cancel options in exchange for new options and in accordance with FIN No. 44, options to purchase 81,500 shares that were granted between July and October 2001 became subject to variable plan accounting. FIN No. 44 holds that if a lower-priced option is granted within a six-month period before or after a higher priced option held by the same person is cancelled, the combined transactions are considered a repricing and result in variable plan accounting.

     Additional deferred stock compensation costs, net of a recovery during the second quarter as a result of a lower closing price of our common stock at January 31, 2002, compared to that at October 31, 2001, of approximately $163,000 were recorded for the six months ended January 31, 2002 for all options, accounted for using variable plan accounting, described above. A net recovery of expense, as a result of a lower closing price of our common stock, of approximately $68,000 and a net expense of approximately $200,000 relating to such options were recorded for the three and six months ended January 31, 2002, respectively.

     Additional deferred stock compensation costs of approximately $82,000 were recorded for the six months ended January 31, 2002 for certain variable stock options granted to employees of NetMind. Stock compensation expense of approximately $144,000 and $240,000 was recorded for the three and six months ended January 31, 2002, respectively, related to such and other options granted to employees of NetMind.

     Other Income and Expense, Net. Other income and expense, net, represents interest earned on cash and short-term investments and realized gains on miscellaneous investments, offset by interest expense on notes payable and miscellaneous bank fees and charges. Other income and expense, net, in the three and six months ended January 31, 2002 was $257,000 and $698,000, respectively, compared to $763,000 and $1,851,000, respectively, in the corresponding periods in fiscal 2001. The decrease in other income and expense, net, was primarily due to a decrease in yields on reduced balances of cash and investments as a result of a decline in short-term interest rates. We expect this trend to continue in the next few quarters as higher-yielding investments mature and proceeds are reinvested in lower yielding securities.

     Provision for Income Taxes. The provision for income taxes primarily represents foreign withholding taxes on royalties earned from certain foreign customers and, to a lesser extent, estimated income taxes for our foreign subsidiaries. Provision for income taxes in the three and six months ended January 31, 2002 was $96,000 and $207,000, respectively, compared to $82,000 and $218,000, respectively, in the corresponding periods of fiscal 2001.



Recently Issued Accounting Pronouncements


Accounting for Consideration Given to a Customer or a Reseller of the Vendor's Products

     In June 2001, the Emerging Issues Task Force (EITF) of the FASB issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." In addition, in November 2001, the EITF reached a consensus on Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which codified all the issues in EITF No. 00-25, among others. EITF No. 01-09 addresses whether consideration from a vendor to a reseller of the vendor's products is an adjustment to the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's results of operations, or a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost of expense when recognized in the vendor's results of operations. EITF No. 01-09 is effective for our fiscal quarters beginning on February 1, 2002. Upon adoption of EITF No. 01-09, financial statements for prior periods presented for comparative purposes will be reclassified to comply with EITF No. 01-09. We currently estimate that sales and marketing expenses in the accompanying condensed consolidated statements of operations include approximately $102,000 and $198,000 for the three and six months ended January 31, 2002, respectively, and $110,000 and $215,000 for the three and six months ended January 31, 2001, respectively, of consideration paid to our resellers (i.e. considered as an adjustment to the selling prices of the our products). Such consideration will be classified as a reduction of revenue when provisions of EITF 01-09 are applied. Adoption of EITF No. 01-09 is not expected to have a material impact on our revenue and gross margins or any effect on our operating margins, net loss and net loss per share.

Accounting for Business Combinations, Goodwill and Other Intangible Assets

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets no longer be amortized and be tested for impairment at least annually and written down only when impaired. We will continue to amortize our goodwill, which we anticipate will be approximately $2,700,000 for fiscal 2002, until we adopt the goodwill non-amortization provisions, among others, of this statement at the beginning of fiscal 2003. We currently estimate that the non-amortization of goodwill to result in a decrease in our amortization expense of approximately $2,700,000 million for fiscal year 2003 based on acquisitions completed as of January 31, 2002.

     Further, SFAS No. 142 requires performing a transitional assessment of whether there is an indication that our goodwill is impaired as of the date of adoption. We will then have a transition period of six months from the date of adoption to determine if the goodwill has been impaired. We expect to complete the impairment test during the first quarter of fiscal 2003. Any goodwill impairment loss (measured as of the beginning of the fiscal year of adoption) will be recognized as the cumulative effect of a change in accounting principle no later than the end of the fiscal year of adoption. We will also be required to review other intangible assets for impairment and to reassess the useful lives of such assets and make any necessary adjustments. We have not yet determined what further effect these impairment tests will have on our earnings and financial position.

Accounting for the Impairment or Disposal of Long-Lived Assets

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale. Although the Statement retains certain of the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," it supersedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Statement is effective for our financial statements issued for fiscal quarters beginning on August 1, 2002. We are currently assessing the impact of adopting SFAS No. 144 but do not expect the adoption to have a material impact on our financial position and results of operations.

Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred

     In November 2001, the FASB issued Staff Announcement Topic No. D-103, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred," which requires that all out-of-pocket expenses billed to a customer be classified as revenue. FASB Staff Announcement Topic No. D-103 is effective for our fiscal quarters beginning on February 1, 2002, with comparative financial statements for prior periods reclassified to conform to this presentation. We have previously treated reimbursement for "out-of-pocket" expenses of an insignificant amount as a reduction to cost of revenue. Adoption of FASB Staff Announcement Topic No. D-103 is not expected to have a material impact on our revenue or any effect on our gross margins, operating margins, net loss and net loss per share.

Liquidity and Capital Resources

     We ended the second quarter of fiscal 2002 with $42,400,00 in cash, cash equivalents and short-term investments. Cash and cash equivalents decreased by $5,700,000 during the first half of fiscal 2002 to $13,100,000 at January 31, 2002. Short-term investments decreased by $800,000 to $29,300,000 during the same period.

     Net cash used in operations was $8,600,000 during the six months ended January 31, 2002, compared with $11,200,000 during the same period in fiscal 2001. Operating cash flow in the first half of fiscal 2002 was comprised of $7,800,000 of net loss, as adjusted for non-cash items and $800,000 of net change in working capital items, compared with $5,700,000 of net loss, as adjusted for non-cash items and $5,500,000 of net change in working capital items in the first half of fiscal 2001. Our negative operating cash flows primarily reflect our net losses resulting generally from the same factors affecting our revenues and expenses as described above. We made significant changes to our operating structure, including the consolidation of facilities and the reduction of workforce, over the last two quarters of fiscal 2001 and continue to make such changes this third quarter of fiscal 2002. We believe that these efforts have and will continue to reduce costs, control spending and decrease our operating expenses and align us with our commitment to improve our operating cash flows and overall financial results.

     Net cash provided by investing activities of $700,000 during the first half of fiscal 2002 resulted from $800,000 of net sales of short-term investments and $200,000 of a decrease in restricted cash, partially offset by capital expenditures of $300,000. Net cash used in investing activities of $13,600,000 during the first half of fiscal 2001 primarily resulted from $12,600,000 of cash paid for the asset purchase of Windward and SwiftTouch, $3,400,000 for capital expenditures and $1,000,000 for an other long-term investment, partially offset by $3,400,000 in net sales of short term investments.

     Net cash provided by financing activities of $2,200,000 during the first half of fiscal 2002 resulted primarily from $2,000,000 drawn from a line of credit and $500,000 of proceeds from issuance of common stock, partially offset by $300,000 of principal repayments on notes payable. Net cash provided by financing activities of $1,100,000 during the first half of fiscal 2001 resulted primarily from $1,200,000 of proceeds from issuance of common stock, partially offset by $100,000 of principal repayments on notes payable.

     We have restricted cash held by a financial institution as collateral on a letter of credit in connection with our lease of office space. At January 31, 2002, the restricted cash amounted to $463,000, of which $56,000 is included in "Other Current Assets."

     We are committed to invest an additional $2,250,000 in Azure Venture Partners. These funds are expected to be paid contractually as requested by the general partner over a period not to exceed the contract term of eight years. We, however, believe that the funds will be paid over the next three years.

     In September 2001, we borrowed $2,000,000 under our loan and security agreement entered into on March 29, 2001, which remained outstanding at January 31, 2002. As of January 31, 2002, we were in compliance with the loan covenants. We are currently negotiating to renew the related $10,000,000 revolving credit line in the third quarter of fiscal 2002 and pay off the loan balance by January 2003.

     The outstanding balance at July 31, 2001 on a $750,000 equipment line of credit was paid off in September 2001 with a portion of the new borrowings described above. The $750,000 equipment line and a $1,000,000 revolving line of credit from the same bank were not renewed.

     We believe that our current cash, cash equivalents and short-term investment balances, including cash generated from operations, if any, will be sufficient to meet our working capital and other cash requirements for at least the next 12 months.

     In the future, we may seek to raise cash through the issuance of debt or equity securities. There can be no assurance that such financing will be available to us at all or on terms favorable to us.

Factors That May Affect Future Operating Results

     There are many factors that affect our business and the results of our operations, some of which are beyond our control. The following is a description of some of the important factors that may cause the actual results of our operations in future periods to differ materially from those currently expected or desired.

We are exposed to recent unfavorable economic conditions that have resulted in lower revenue and various actions to reduce operating expenses. Continued or worsened conditions may result in additional actions to reduce operating expenses.

     Our revenue has declined sequentially in the last few quarters largely as a result of recent unfavorable economic conditions that have caused our customers to delay or postpone corporate IT spending. We also made adjustments and incurred charges associated with actions we recently implemented aimed at reducing operating expenses. While we expect the current economic conditions to continue well into the remainder of fiscal 2002, there can be no certainty as to the severity or duration of the economic slowdown. To date, various segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdown, and layoffs. Also recently, concerns have increased throughout the technology industry regarding negative growth forecasts for calendar year 2002. Moreover, there is increasing uncertainty in the enterprise software market attributable to many factors, including global economic conditions and strong competitive forces. Our future revenue and results of operations may continue to experience substantial fluctuations from quarter to quarter as a consequence of these factors, and such conditions and other factors affecting capital spending may continue to affect the timing of purchase or service orders from our current and potential customers. As a result, continued economic downturns in general may require us to take additional cost reduction measures that could have a material adverse effect on our business, operating results or financial condition.

Our restructuring could result in business distractions.

     We have undergone a number of restructurings in fiscal 2001 and, most recently, in the third quarter of fiscal 2002 involving, among other things, a substantial reduction in our worldwide workforce. These reductions could result in customers or prospective customers deciding to delay or not purchase our products and services due to perceived uncertainty caused by the restructurings. There can be no assurance that we will not reduce or otherwise adjust our workforce again in the future or that the related transition issues associated with such reductions will not adversely affect our operations in the future. This uncertainty could result in a lack of focus and reduced productivity by our remaining employees, including those directly responsible for revenue generation, which in turn may affect our revenue in the future. In addition, employees directly affected by the reductions may seek future employment with our business partners, customers, or even our competitors. Although certain employees are required to sign a confidentiality agreement with us at the time of hire, there can be no assurances that the confidential nature of our proprietary information will be maintained in the course of such future employment.

We depend on strategic relationships and business alliances with our offshore software development partners.

     As recently announced, we plan to establish a global software development program that will assist us in the implementation of custom software and other technology applications. The program calls for extending our engineering team to include a number of offshore software development partners. The success of our future development efforts will depend on our ability to form and maintain strategic relationships with these offshore development companies. These business relationships often will consist of cooperative engineering programs, joint business seminars and cooperation in product development. Many of these relationships may not be contractual and may depend on the continued voluntary cooperation of each party with us. Divergence in strategy or change in focus by any of these companies may interfere with our ability to develop and support our products, which in turn could harm our business. Further, if these companies enter into strategic alliances with other companies, they could reduce their support of our products. Our existing relationships may be jeopardized if we enter into alliances with competitors of our strategic partners. One or more of these companies may use the information they gain from their relationship with us to develop competing products. In addition, our operations could be adversely affected if any of these offshore development companies is affected by volatile economic, political or military conditions in its country and by various restrictions imposed by its country on the transfer of technology, the mobile computing industry and business in general.

Recent terrorist activities and resulting military and other actions could adversely affect our business.

     The September 11 terrorist incident in the United States, which has brought devastation to many people and shaken consumer confidence, has disrupted commerce throughout the world. In response to such attacks, the United States is actively using military force to pursue those behind these attacks and initiating broader actions against global terrorism. The continued threat of terrorism throughout the world, the escalation of military action, and heightened security measures in response to such threats may cause significant disruption to the global economy, including widespread recession. To the extent that such disruptions result in a continued general decrease in consumer spending and demand for our products and services, our inability to effectively market our products, or financial or operational difficulties for various vendors on whom we rely for certain integral services used to support our operations, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, results of operations or financial condition.

We derive a portion of our revenue from a number of thinly capitalized and early-stage customers such as dot-com companies. The recent unfavorable economic conditions may severely affect a number of such and other customers, as well as vendors, which may subsequently harm our business and results of operations.

     Historically, we have derived a portion of our revenues from small and early-stage companies including dot-coms. Recently due to general economic slowdowns, many of these dot-com and other small companies have reduced their IT spending or ceased their investment in products, services and technologies such as those we provide. Many similarly situated customers and potential customers continue to experience difficulty in their capital-raising activities and may not be able to continue operations. As a result of such failures, any decrease in the demand for our products and services could adversely affect our operating results and financial condition. The composition of our customer base exposes us to additional risks, including longer payment cycles and collection problems.

     Economic slowdowns may also affect the various vendors on whom we rely for certain integral services used to support our operations. Our operating results and financial condition may be adversely affected in the event that a vendor were to experience financial or operational difficulties that resulted in a reduction or interruption in services it provides us.

     We have implemented policies and procedures to identify and mitigate our exposure to the risks mentioned above, but the failure of these thinly capitalized and other companies to be successful in their operations could have a material adverse effect on our business, results of operations and financial condition.

We have experienced losses and may not achieve sustained profitability in the future.

     We have experienced losses of $12.8 million for the six months ended January 31, 2002, and $41.8 million and $26.1 million for fiscal 2001 and 2000, respectively. We may not be able to attain or sustain consistent future revenue growth on a quarterly or annual basis, or achieve and maintain consistent profitability on a quarterly or annual basis. An investor in our common stock should accordingly consider the risks, expenses and difficulties that companies frequently encounter in the new and rapidly evolving market for wireless and mobile computing products and services. These risks to us include:

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

     We may not be successful in implementing any of our strategies or in addressing these risks and uncertainties. Despite cost reduction measures we implemented in the third and fourth quarters of fiscal 2001, and most recently in the third quarter of fiscal 2002, we expect that we will continue to incur reasonable costs, primarily as a result of (1) our investment in various initiatives to enhance our existing products, (2) develop and introduce, on a timely and cost-effective basis, new products and technologies that meet changing customer requirements, and (3) develop our relationship with our software development partners. Moreover, even if we accomplish our objectives, we still may not achieve sustainable profitability in the future.

     There can be no assurance that we will generate sufficient revenue to meet expenses or to operate profitably in the future. Our losses today and the risk of future losses present a significant risk to our stockholders. If we cannot achieve profitability or positive cash flows from operating activities, we may be unable to meet our working capital and other payment obligations, which would have a material adverse effect on our business, financial condition and results of operations and the price of our common stock.

Operating results may fluctuate significantly and may be difficult to predict.

     Our operating results have fluctuated in the past and are likely to continue to fluctuate significantly due to a number of factors, many of which are outside of our control, including, but not limited to:

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

        . the growth rate of the markets for personal computers, wireless devices and mobile computing devices in general; and

        .    general economic conditions.

Our business and prospects depend on demand for, and market acceptance of, the wireless devices and mobile computing devices.

     The use of wireless devices and mobile computing devices for retrieving, sharing and transferring information among businesses, consumers, suppliers and partners has begun to develop only in recent years. Our success will depend in large part on continued growth in the use of wireless devices and mobile computing devices including personal digital assistants, handheld computers, smart phones, pagers and other mobile devices. The recent economic slowdown may adversely affect the growth of the wireless device and mobile computing device markets. In addition, critical issues concerning the commercial use of wireless devices and mobile computing devices, including security, reliability, cost, ease of access and use, quality of service, regulatory initiatives and necessary increases in bandwidth availability, remain unresolved and are likely to affect the development of the market for our services. The adoption of wireless devices and mobile computing devices for information retrieval and exchange, commerce and communications generally will require the acceptance of a new medium of conducting business and exchanging information. Demand for, and market acceptance of, wireless devices and mobile computing devices are subject to a high level of uncertainty and are dependent on a number of factors, including:

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

     Specifically, even if the wireless and mobile computing services market does develop, services that we currently offer or may offer in the future may not achieve widespread market acceptance. Failure of our current and planned services to operate as expected could delay or prevent their adoption. If our target customers do not adopt, purchase and successfully deploy our other current and planned services, our revenue will not grow significantly and our business, results of operations and financial condition will be seriously harmed.
                                       25

The size of the mobile computing market cannot be accurately predicted, and if our market does not grow as we expect, our revenue will be below our expectations and our business and financial results will suffer.

     We are focusing on expanding into the mobile computing market, the size of which cannot be accurately estimated, and therefore we are unable to accurately determine the potential demand for our products and services. If our customer base does not expand or if there is not widespread acceptance of our products and services, our business and prospects will be harmed. We believe that our potential to grow and increase the market acceptance of our products depends principally on the following factors, some of which are beyond our control:

        .    the effectiveness of our marketing strategy and efforts;

        .    our product and service differentiation and quality;

        .    our ability to provide timely, effective customer support;

        . our distribution and pricing strategies as compared to those of our competitors;

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

     One or more states or the federal government could enact regulations aimed at companies like us, which provide software that facilitates e-commerce and wireless communications. The likelihood of the enactment of regulation in these areas will increase as the wireless and mobile devices become more pervasive. Any legislation, regulation or taxation of electronic commerce could dampen the growth of wireless and mobile computing devices. If a reduction in growth occurs as a result of these events, demand for our services, technologies and other products could decline significantly.

If we fail to maintain our existing relationships or enter into new key relationships with OEMs, business development organizations, and sales distribution channels, our brand awareness, the sales of our products and use of our services would suffer.

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

     If the products that these equipment manufacturers or business development organizations sell, or the operating systems upon which these products are based, were to lose popularity, or if any of these companies cease to utilize our product and service offerings in significant volumes, our business would suffer.

     The relationships we have developed with sales distribution channels and other resellers also allow us to offer our products and services to a much larger customer base than we would otherwise be able to reach through our own direct sales and marketing efforts. A significant number of our customers purchase our products and services through our resellers, and we anticipate they will continue to do so as we expand our product offerings. In addition, because we sell indirectly through sales distribution channels and resellers, we cannot control the relationships through which customers purchase our products. We do not control the presentation of our products to these customers as well. Our sales, therefore, could also be affected by disruptions in the relationships between our resellers and customers. Resellers may also choose not to emphasize our products to their customers. Any of these occurrences could diminish the effectiveness of our distribution channel and lead to decreased sales.

If we are unable to provide satisfactory and quality services through our professional services organization, customer satisfaction and demand for our products will suffer.

     Many of our customers have been successful in implementing our various technology initiatives without further provision of technical service. However, we believe that building strong relationships with our customers, as well as future growth in our product sales, depends on our ability to provide our customers with professional services, including customer support, training, consulting and initial implementation and deployment of our products when necessary. We have developed an in-house professional services organization with employees who can perform these tasks and who also educate third-party systems integrators in the use of our products so that they can provide these services to our customers. If we are unable to develop sufficient relationships with third-party systems integrators and other customers, unable to complete product implementations in a timely manner, and unable to provide customers with satisfactory and quality support, consulting, maintenance and other services, we could face customer dissatisfaction, damage to our reputation, decreased overall demand for our products and loss of revenue.

Our common stock will likely be subject to substantial price and volume fluctuations due to a number of factors, some of which are beyond our control.

     The trading price of our common stock has been, and is likely to continue to be, highly volatile. Our stock price is subject to wide fluctuations in response to a variety of factors including:

       .   quarterly variations in operating results;

       .   seasonal fluctuations on product sales;

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

     Our common stock is listed on the Nasdaq National Market. In order to maintain our listing on the Nasdaq National Market, we must meet minimum financial and other requirements. If our stock price fails to close at $1.00 or higher for 30 consecutive days, Nasdaq may determine that we are not in compliance with its listing requirements and commence proceedings to have our stock delisted from the National Market. In such case, while we intend to request an appeal of any potential delisting notice and undertake measures intended to maintain our listing, such as proposing a reverse split, there can be no assurance that our common stock will remain listed on the Nasdaq National Market. Additional reasons for delisting include failure to maintain a minimum amount of stockholders' equity, and failure to file various reports with the Securities and Exchange Commission (SEC) in a timely fashion, as well as other requirements. There are also circumstances where Nasdaq may exercise broad discretionary authority for continued inclusion. If our common stock were delisted from Nasdaq for any reason, it could materially reduce the value of our common stock and its liquidity.

There are many companies providing competing products and services.

     There are few substantial barriers to entry and we expect that we will face additional competition from existing competitors and new market entrants in the future.

     We currently face direct competition with respect to our Intellisync, Intellisync Anywhere and Enterprise Intellisync, Satellite Forms, Sync-it, Browse-it and Mind-it products. Intellisync retail and Enterprise products face competition from AvantGo Inc.'s Pylon Conduit, Chapura, Inc.'s Pocket Mirror, Extended Systems, Inc.'s XTNDConnectPC, IBM Corporation's Lotus Software EasySync Pro, Laplink, Inc.'s PDASync, and Palm Desktop from Palm, Inc. Satellite Forms faces competition from Accelio Corporation, Aligo, Inc., AppForge, Inc., Covigo, Inc., iConverse, Inc., Metrowerks Code Warrior, mPortal, Inc., Pencel Corporation, Pendragon Software Corporation, and Salsa Software. Our server-based software and Sync-it product's synchronization features face competition from Aether Systems, AvantGo, Extended Systems, FusionOne, Inc., InfoSpace, Inc., Infowave Software, JP Mobile, Inc., Microsoft, Inc., Motorola, Inc., Sybase, Inc., Synchrologic, Inc. and Wireless Knowledge, Inc. Browse-it's transformation and mobile content distribution features face competition from AlterEgo Networks, Altrus, AU-Systems, AvantGo, Everypath, Inc., 4thpass LLC, Handspring's Bluelark Systems, Neomar, Inc., Qualcomm, Inc., ThinkersGroup, Inc. and Wireless Knowledge. In the area of alerts, change detection and analytics, Mind-it faces competition from Adeptra, Inc., Alerts.com, Inc., BroadVision, Inc., Categoric Software Corporation, Connotate Technologies, Inc., MicroStrategy, Inc., and 724 Solutions Inc. In addition to direct competition noted, we face indirect competition from existing and potential customers that may provide internally developed solutions to each of our technology licensing components.

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

     International revenue, primarily from customers based in Japan, accounted for 30% and 32% of our revenue in the three months ended January 31, 2002 and 2001, respectively, and 22% and 23% of our revenue in the six months ended January 31, 2002 and 2001, respectively. In the future, we may further expand our international presence. As we continue to expand internationally, we are increasingly subject to risks of doing business internationally, including:

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

     Any of these risks could harm our international operations. For example, some European countries already have laws and regulations related to content distributed on the technologies used on the Internet that are stricter than those currently in force in the United States. The European Parliament has adopted a directive relating to the reform of copyright in the European Community that restrict caching and mirroring. Any or all of these factors could cause our business and prospects to suffer.

     Our international sales growth will be limited if we, in the future, are unable to expand international sales channel management and support, customize products for local markets, and develop relationships with international service providers, distributors and device manufacturers. Even if we are able to successfully expand international operations, we cannot be certain that we will succeed in maintaining or expanding international market demand for our products.

Foreign exchange fluctuations could decrease our revenues or cause us to lose money, especially since we do not hedge against currency fluctuations.

     To date, the majority of our customers have paid for our products and services in United States dollars. For the first half of fiscal year 2002 and fiscal year 2001, costs denominated in foreign currencies were nominal and we had minimal foreign currency losses during those periods. However, we believe that in the future an increasing portion of our costs will be denominated in foreign currencies as we ramp up our offices in Europe and open offices in other countries. Fluctuations in the value of the Yen, Euro or other foreign currencies may cause our business and prospects to suffer. We will also be exposed to increased risk of non-payment by our customers in foreign countries, especially those with highly inflationary economies. We currently do not engage in foreign exchange hedging activities and, although we have not yet experienced any material losses due to foreign currency fluctuation, our international revenues are currently subject to the risks of foreign currency fluctuations, and such risks will increase as our international revenues increase.

We may incur significant stock-based compensation charges related to our stock option cancellation/regrant programs in future periods.

     Under the guidance in FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25, we have incurred and will continue to incur variable accounting costs related to certain stock options under our cancellation/regrant programs. These costs have been, and will be, based on the amount by which the common stock closing price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacements, if earlier, exceeds the exercise price. The costs are amortized on an accelerated basis over the remaining vesting period consistent with the method described by FIN No. 28. Depending upon movements in the market value of our common stock, the variable accounting treatment of certain stock options we granted may result in significant additional non-cash compensation costs in future periods. Refer to the caption "Non-Cash Stock Compensation" set forth under Results of Operations and Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements above for more information on our recent cancellations/regrant programs.

Our investment in goodwill and intangibles resulting from our acquisitions could become impaired.

     As of January 31, 2002, our goodwill and other intangibles, which are currently being amortized over a period of 18 months to five years, amounted to $10.0 million, net of accumulated amortization. We will continue to amortize our goodwill, $2.7 million for fiscal 2002, until our adoption in fiscal 2003 of SFAS No. 142, which requires the discontinuance of goodwill amortization. We will amortize approximately $2.4 million and $0.8 million for other intangibles in fiscal 2002 and 2003, respectively. However, to the extent we do not generate sufficient cash flows to recover the net amount of any investment in goodwill and intangibles recorded, the investment could be considered impaired and could be subject to earlier write-off. In such events, our results of operations in any given period could be negatively impacted.

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

         .   incur debt;

         .   assume liabilities;

         . face the SEC challenges to the accounting treatment of these acquisitions, which may result in changes to our financial statements and cause us to incur charges to earnings over time that we did not expect;

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

     In addition, our stockholders may not take actions by written consent and are limited in their ability to make proposals at stockholder meetings.

We may require additional capital, which we may not be able to obtain.

     The expansion and development of our business may require additional capital in the future to fund our operating losses, working capital needs and capital expenditures. Historically we have relied on the capital markets, including a private placement in March 2000 to raise money for our working capital and capital expenditure needs. The capital markets are very volatile and we may not be able to obtain future equity or debt financing in the future on satisfactory terms or at all. Our failure to generate sufficient cash flow from sales of products and services or to raise sufficient funds may require us to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities. Our inability to obtain additional capital on satisfactory terms may delay or prevent the expansion of our business, which could cause our business, operating results and financial condition to suffer.

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

     We rely on a combination of patents, copyrights, trademark, service mark and trade secret laws and contractual restrictions to establish and protect proprietary rights in our products and services. These measures afford only limited protection. We currently have 17 issued United States patents and several other patent applications pending in the United States. Effective intellectual property protection may not be available in every country in which we offer our products and services. Our means of protecting our proprietary rights in the United States or abroad may not be adequate, and competitors may independently develop similar technologies. We have also provided our source code under escrow agreements and to foreign translators, which may increase the likelihood of misappropriation by third parties. Our future success will depend in part on our ability to protect our proprietary rights. Despite our efforts to protect our proprietary rights and technologies, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. Embedded software products, like those offered by us, can be especially susceptible to software piracy. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management's attention from growing our business. If we do not enforce and protect our intellectual property, our business may suffer substantial harm.

We are dependent on non-exclusive licenses for certain technology included in our products. We may be unable to license such technology or it may be subject to infringement claims by third parties.

     We depend on development tools provided by a limited number of third-party vendors. Together with application developers, we rely primarily upon software development tools provided by companies in the PC and mobile computing device industries. If any of these companies fails to support or maintain these development tools, we will have to support the tools ourselves or transition to another vendor. Any maintenance or our support of the tools or transition could be time consuming, could delay product release and upgrade schedule and could delay the development and availability of third-party applications used on our products. Failure to procure the needed software development tools or any delay in availability of third-party applications could negatively impact our ability and the ability of third-party application developers to release and support our products, or they could negatively and materially affect the acceptance and demand for our products, business and prospects.

     Our commercial success will also depend in part on not infringing upon the proprietary rights of others and not breaching technology licenses that cover technology used in our products. It is uncertain whether any third-party patents will require us to develop alternative technologies or to alter our products or processes, obtain licenses or cease activities that infringe on a third-party's intellectual property rights. If any such licenses are required, we may not be able to obtain such licenses on commercially favorable terms, if at all. Our failure to obtain a license to any technology that we may require to commercialize our products and services could cause our business and prospects to suffer. Litigation may also be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights.

Our products may contain product errors that could subject us to product liability claims.

     Our products may contain undetected errors or failures when first introduced or as new versions are released, which can result in loss of or delay in market acceptance and could adversely impact future operating results. We do not currently maintain product liability insurance. Although our license agreements contain provisions limiting our liability in the case of damages resulting from use of the software, in the event of such damages, we may be found liable, and in such event, such damages could materially affect our business, operating results and financial condition.

System failures or accidental or intentional security breaches could disrupt our operations, cause us to incur significant expenses, expose us to liability and harm our reputation.

     Our operations depend upon our ability to maintain and protect our computer systems and core business applications, which are located at our offices, as well as hosted by a third-party vendor. Our systems are vulnerable to damage from break-ins, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against break-in, unauthorized access, vandalism, fires, floods, earthquakes and general business interruptions, the amount of coverage may not be adequate in any particular case, and will not likely compensate us for all the damages caused by these or similar events. In addition, while we put various security measures in place to detect any unauthorized access to our computers and computer networks, we may be unable to prevent computer programmers or hackers from penetrating our network security or creating viruses to sabotage or otherwise attack our computer networks from time to time. A breach of our security could seriously damage our reputation, which would harm our business. In addition, because a hacker who penetrates our network security could misappropriate proprietary information or cause interruptions in our services, we might be required to expend significant resources to protect against, or to alleviate, problems caused by hackers. We might also face liability to persons harmed by misappropriation of secure information if it is determined that we did not exercise sufficient care to protect our systems.

The loss of key personnel could harm our business.

     We are highly dependent on key members of our management and engineering staff, many of whom would be extremely difficult to replace. The loss of one or more of these officers or key employees might impede the achievement of our business objectives. Furthermore, recruiting and retaining qualified technical personnel to perform research, development and technical support is critical to our success. In addition, competition for employees in our industry and geographic location could be intense. We may not be able to continue to attract and retain skilled and experienced personnel on acceptable terms.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to a variety of risks, including changes in interest rates, foreign currency fluctuations, and market values of our investments which could impact our results of operations and financial condition. We currently do not utilize derivative financial instruments to hedge such risks.

     At January 31, 2002, we had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents and securities available for sale, of $29,184,000. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of January 31, 2002, the decline of the fair value of the portfolio would be immaterial. Other than certain government securities, our fixed income investments have maturities of less than one year. While we intend to hold such fixed income investments until maturity to avoid recognizing an adverse impact in income or cash flows, in the event of an increase in market interest rates, there can be no assurance that we will be able to do so.

     To date, the majority of our recognized revenue has been denominated in United States dollars, and our exposure to foreign currency exchange rates has been immaterial. We expect, however, that more product and service revenue may be derived from international markets and may be denominated in the currency of the applicable market in the future. As a result, our operating results may become subject to significant fluctuations based upon changes in exchange rates of certain currencies in relation to the United States dollar. We will also be exposed to increased risk of non-payment by our customers in foreign countries, especially those of highly inflationary economies. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products and services less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot be assured that exchange rate fluctuations will not adversely affect our financial results in the future.

     We are a limited partner in a venture capital fund, through which we invest in equity instruments of privately-held companies for business and strategic purposes. Our investment in this venture capital fund is included in other assets and is accounted for under the cost method as our ownership is less than 3% and we do not have the ability to exercise significant influence over operations. At January 31, 2002, this investment amounted to $2,500,000. For such investment, we regularly review the operating performance of the fund in assessing the carrying value. We identify and record an impairment loss when events and circumstances indicate that such asset might be impaired.

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

Item 1.  Legal proceedings - Not Applicable

Item 2.  Changes in securities and use of proceeds - Not Applicable


Item 3.  Defaults upon senior securities - Not Applicable


Item 4.  Submission of matters to a vote of security holders

     Pumatech, Inc. held its annual meeting of stockholders on December 6, 2001. At that meeting, the following individuals were elected to serve as directors until the next annual meeting of stockholders or until their earliest resignation or removal:

         Nominee                                                   For            Withheld         Against
         ------------------------------------------------       ----------      ------------     -----------
         Bradley A. Rowe ................................       34,564,851       3,108,062            0
         Stephen A. Nicol ...............................       34,564,507       3,108,406            0
         Michael M. Clair ...............................       37,499,668         173,245            0
         M. Bruce Nakao .................................       37,255,450         417,463            0
         Michael J. Praisner ............................       36,888,820         784,093            0
         Kirsten Berg-Painter ...........................       37,507,882         165,031            0

      Also at that meeting, the following matters were voted upon with the number of votes cast for, against or withheld as set forth in the columns opposite the respective matters.

         Matter                                                    For             Against        Abstain
         --------------------------------------------------    ------------     -------------   ------------
         To ratify the appointment of
         PricewaterhouseCoopers LLP as
         Pumatech's independent public
         accountants for the fiscal year
         ending July 31, 2002 ..............................    37,584,315          56,878       31,720

Item 5.  Other information - Not Applicable

Item 6.  Exhibits and reports on Form 8-K - Not Applicable

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     PUMATECH, INC.
                                     (Registrant)

Date:  March 13, 2002                By: /s/ KELLY J. HICKS
                                         ---------------------------------------
                                              Kelly J. Hicks
                                         Vice President of Operations and
                                              Chief Financial Officer
                                   (Principal Financial and Accounting Officer)