Form 10-Q
period 2002-04-30
PUMATECH INC
filed 2002-06-13
CIK 1020716

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 10, 2002: 45,325,662

                                 PUMATECH, INC.

                                   10-Q REPORT

                                      INDEX

                                                                                                         Page
                                                                                                        Number
                                                                                                        ------
PART I - FINANCIAL INFORMATION                                                                             1

              Item 1.        Unaudited Condensed Consolidated Financial Statements                         1

                                    Condensed Consolidated Balance Sheets                                  1

                                    Condensed Consolidated Statements of Operations                        2

                                    Condensed Consolidated Statements of Cash Flows                        3

                             Notes to Unaudited Condensed Consolidated Financial Statements                4

              Item 2.        Management's Discussion and Analysis of

                             Financial Condition and Results of Operations                                13

              Item 3.        Quantitative and Qualitative Disclosures About Market Risk                   39


PART II - OTHER INFORMATION                                                                               40

              Item 1.        Legal Proceedings                                                            40

              Item 2.        Changes in Securities and Use of Proceeds                                    40

              Item 3.        Defaults Upon Senior Securities                                              40

              Item 4.        Submission of Matters to a Vote of Security Holders                          40

              Item 5.        Other Information                                                            40

              Item 6.        Exhibits and Reports on Form 8-K                                             40


SIGNATURE                                                                                                 41

EXHIBIT 10.1 - SUBLEASE AGREEMENT                                                                         42

                                 PUMATECH, INC.

                         PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                 April 30,             July 31,
                                                                                   2002                  2001
                                                                               ----------             ---------
Assets
------
Current assets:
   Cash and cash equivalents ................................................   $  10,585              $ 18,837
   Short-term investments ...................................................      26,754                30,071
   Accounts receivable, net of allowance for doubtful
      accounts of $1,261 and $1,286 .........................................       3,877                 4,120
   Inventories, net .........................................................          85                   233
   Other current assets .....................................................       1,767                 1,970
                                                                               ----------             ---------
      Total current assets ..................................................      43,068                55,231

Property and equipment, net .................................................       4,565                 6,974
Intangible assets, net ......................................................       8,739                12,818
Restricted cash .............................................................         407                   686
Other assets ................................................................       2,891                 3,225
                                                                               ----------             ---------
          Total assets ......................................................   $  59,670              $ 78,934
                                                                               ==========             =========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable .........................................................   $   1,546              $  2,541
   Accrued liabilities ......................................................       5,744                 4,639
   Notes payable ............................................................       2,000                   302
   Deferred revenue .........................................................       3,258                 3,260
                                                                               ----------             ---------
      Total current liabilities .............................................      12,548                10,742
                                                                               ----------             ---------

Commitments (Note 8)

Stockholders' equity:
   Preferred stock, $0.001 par value; 2,000 shares authorized; none issued
      and outstanding at April 30, 2002 and July 31, 2001 ...................          --                    --
   Common stock, $0.001 par value; 80,000 shares authorized;
      45,306 and 44,555 shares issued and outstanding at April 30,
      2002 and July 31, 2001, respectively ..................................          45                    45
   Additional paid-in capital ...............................................     149,221               148,479
   Receivable from stockholders .............................................        (330)                 (330)
   Deferred stock compensation ..............................................        (328)                 (706)
   Accumulated deficit ......................................................    (101,558)              (79,407)
   Other comprehensive income ...............................................          72                   111
                                                                               ----------             ---------
      Total stockholders' equity ............................................      47,122                68,192
                                                                               ----------             ---------
          Total liabilities and stockholders' equity ........................   $  59,670              $ 78,934
                                                                               ==========             =========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                 PUMATECH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                      Three Months Ended            Nine Months Ended
                                                                          April 30,                     April 30,
                                                                   -------------------------     ------------------------
                                                                      2002          2001            2002          2001
                                                                   ----------    -----------     ----------    ----------
Revenue
   License ......................................................   $   4,862      $   8,077      $  15,431     $  25,906
   Services .....................................................         860          2,136          3,105         5,326
                                                                   ----------    -----------     ----------    ----------
      Total revenue .............................................       5,722         10,213         18,536        31,232
                                                                   ----------    -----------     ----------    ----------

Cost and operating expenses:
   Cost of revenue (includes non-cash stock compensation
      of $(26), $0, $5 and $0) ..................................       1,423          2,873          5,685         7,332
   Research and development (includes non-cash stock compensation
      of $(95), $61, $76 and $134) ..............................       4,217          6,090         11,905        18,675
   Sales and marketing (includes non-cash stock compensation of
      $(46), $185, $27 and $405) ................................       3,630          5,570         12,608        16,071
   General and administrative (includes non-cash stock
      compensation of $22, $46, $187 and $194) ..................         952          1,720          3,324         4,685
   Amortization of intangibles ..................................       1,251          2,157          4,077         5,853
   Severance and facilities costs ...............................       3,568            583          3,568           583
                                                                   ----------    -----------     ----------    ----------
      Total cost and operating expenses .........................      15,041         18,993         41,167        53,199
                                                                   ----------    -----------     ----------    ----------
Operating loss ..................................................      (9,319)        (8,780)       (22,631)      (21,967)
Other income and expense, net ...................................         258            766            956         2,617
Other-than-temporary impairment of investments ..................        (195)        (1,180)          (195)       (1,180)
                                                                   ----------    -----------     ----------    ----------
Loss before income taxes ........................................      (9,256)        (9,194)       (21,870)      (20,530)
Provision for income taxes ......................................         (74)           (80)          (281)         (298)
                                                                   ----------    -----------     ----------    ----------
Net loss ........................................................   $  (9,330)     $  (9,274)     $ (22,151)    $ (20,828)
                                                                   ==========    ===========     ==========    ==========
Basic and diluted net loss per share ............................   $   (0.21)     $   (0.21)     $   (0.49)    $   (0.48)
                                                                   ==========    ===========     ==========    ==========
Shares used in computing basic and diluted net loss per share ...      44,831         44,220         44,764        43,510
                                                                   ==========    ===========     ==========    ==========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                 PUMATECH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                             April 30,
                                                                                ----------------------------------
                                                                                     2002                2001
                                                                                --------------     ---------------
Cash flows from operating activities:
   Net loss ................................................................         $ (22,151)          $ (20,828)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Severance and facilities costs .......................................             2,304                 402
      Other-than-temporary impairment of investments .......................               195               1,180
      Allowance for doubtful accounts ......................................                54               1,015
      Provision for obsolete inventory .....................................                11                 (40)
      Depreciation and amortization ........................................             6,576               7,765
      Non-cash stock compensation ..........................................               295                 733
      Realized gain on sale of investments .................................                --                 284
   Changes in operating assets and liabilities:
      Accounts receivable ..................................................               189              (1,123)
      Inventories ..........................................................               137                  47
      Other current assets .................................................               238                (375)
      Other assets .........................................................               (22)               (636)
      Accounts payable .....................................................              (861)               (719)
      Accrued liabilities ..................................................              (725)               (725)
      Deferred revenue .....................................................                (2)             (2,522)
                                                                                --------------     ---------------
Net cash used in operating activities ......................................           (13,762)            (15,542)
                                                                                --------------     ---------------

Cash flows from investing activities:
   Purchase of property and equipment ......................................              (530)             (4,324)
   Maturities/sales of short-term investments, net .........................             3,294               6,000
   Decrease in restricted cash .............................................               223                  --
   Purchase of non-marketable securities ...................................                --              (1,000)
   Acquisitions ............................................................                --             (12,570)
                                                                                --------------     ---------------
Net cash provided by (used in) investing activities ........................             2,987             (11,894)
                                                                                --------------     ---------------

Cash flows from financing activities:
   Principal payments on notes payable .....................................              (302)               (202)
   Loan to related party ...................................................                --                (235)
   Proceeds from line of credit ............................................             2,000                  --
   Proceeds from exercise of warrants ......................................                --                   2
   Proceeds upon exercise of stock options .................................               126                 946
   Proceeds from ESPP shares issued ........................................               699                 821
                                                                                --------------     ---------------
Net cash provided by financing activities ..................................             2,523               1,332
                                                                                --------------     ---------------
Net decrease in cash and cash equivalents ..................................            (8,252)            (26,104)
Cash and cash equivalents at beginning of period ...........................            18,837              54,492
                                                                                --------------     ---------------
Cash and cash equivalents at end of period .................................         $  10,585           $  28,388
                                                                                ==============     ===============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                 PUMATECH, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 Basis of Presentation

     The accompanying condensed consolidated financial statements of Pumatech, Inc. (Pumatech or the "Company") for the three and nine months ended April 30, 2002 and 2001 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2001. The condensed consolidated balance sheet as of July 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform to the current period's presentation. The results of operations for the interim period ended April 30, 2002 are not necessarily indicative of results to be expected for the full year.


Note 2 Recently Issued Accounting Pronouncements

Accounting for Business Combinations, Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets no longer be amortized and be tested for impairment at least annually and written down only when impaired. The Company will continue to amortize its goodwill, which it anticipates will be approximately $2,700,000 for fiscal 2002, until its expected adoption of the goodwill non-amortization provisions, among others, of this statement at the beginning of fiscal 2003. The Company currently estimates that the non-amortization of goodwill will result in a decrease in its amortization expense of approximately $2,700,000 million for fiscal year 2003 based on acquisitions completed as of April 30, 2002.

     Further, SFAS No. 142 requires the Company to perform a transitional assessment of whether there is an indication that its goodwill is impaired as of the date of adoption. The Company will then have a transition period of six months from the date of adoption to determine if the goodwill has been impaired. The Company expects to complete the impairment test during the first quarter of fiscal 2003. Any goodwill impairment loss (measured as of the beginning of the fiscal year of adoption) will be recognized as the cumulative effect of a change in accounting principle no later than the end of the initial fiscal year of adoption. The Company will also be required to review its other intangible assets for impairment and to reassess the useful lives of such assets and make any necessary adjustments. The Company has not yet determined what further effect these impairment tests will have on the Company's earnings and financial position.

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

Accounting for Consideration Given to a Customer or a Reseller of the Vendor's Products

     In November 2001, the Emerging Issues Task Force (EITF) of the FASB issued Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF No. 01-09 addresses whether consideration from a vendor to a reseller of the vendor's products is an adjustment to the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's results of operations, or a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost of expense when recognized in the vendor's results of operations. The Company adopted EITF No. 01-09 effective February 1, 2002, with comparative financial statements for prior periods reclassified to conform to this presentation. Amounts previously classified as sales and marketing expenses of approximately $91,000 and $315,000 for the three and nine months ended April 30, 2002, respectively, and $132,000 and $347,000 for the corresponding periods in fiscal 2001 were reclassified as a reduction of revenue in the accompanying condensed consolidated statements of operations. The Company's adoption of EITF No. 01-09 does not have a material impact on its revenue and gross margins or any effect on its operating margins, net loss and net loss per share.

Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred

     In November 2001, the EITF ruled that all out-of-pocket expenses billed to a customer be classified as revenue and subsequently issued EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred" in January 2002. The Company adopted EITF No. 01-14 effective February 1, 2002. The Company previously treated reimbursement for "out-of-pocket" expenses as a reduction to cost of revenue. However, no reclassifications were made as the amounts of such reimbursements for prior periods were not significant. The Company's adoption of EITF No. 01-14 does not have a material impact on its revenue or cost of revenue or any effect on its gross margins, operating margins, net loss and net loss per share.


Note 3 Balance Sheet Components

     Inventories, net, consist of the following:

                                                  April 30,       July 31,
                                                    2002            2001
                                                  ---------       --------
                                                       (In thousands)

Raw materials ................................        $  23          $  74
Finished goods and work-in-process ...........           99            185
                                                  ---------       --------
                                                        122            259
Less: Inventory reserves .....................          (37)           (26)
                                                  ---------       --------
   Inventories, net ..........................        $  85          $ 233
                                                  =========       ========

     Property and equipment, net, consist of the following:

                                                  April 30,       July 31,
                                                    2002            2001
                                                  ---------       --------
                                                       (In thousands)

Computer equipment and software .............      $  8,781       $  8,495
Furniture and office equipment ..............         1,822          2,376
Leasehold improvements ......................         1,070          1,332
                                                  ---------       --------
                                                     11,673         12,203
Less: Accumulated depreciation and
   amortization .............................        (7,108)        (5,229)
                                                  ---------       --------
   Property and equipment, net ..............      $  4,565       $  6,974
                                                  =========       ========


     Intangible assets, net, consist of the following:

                                                  April 30,       July 31,
                                                    2002            2001
                                                  ---------       --------
                                                       (In thousands)
Intangible assets:
   Goodwill .................................      $ 15,820       $ 15,820
   Developed technology .....................         6,175          6,175
   Acquired workforce-in-place ..............         2,212          2,212
   Existing contracts .......................           200            200
                                                  ---------       --------
                                                     24,407         24,407
   Less: Accumulated amortization ...........       (15,668)       (11,589)
                                                  ---------       --------
       Intangible assets, net ...............      $  8,739       $ 12,818
                                                  =========       ========

Note 4 Windward Acquisition and Escrow Shares

     In October 2000, the Company signed and closed an asset purchase agreement with Vanteon Corporation (Vanteon), of Rochester, New York to acquire certain assets and assume certain liabilities of The Windward Group (Windward), a wholly owned subsidiary of Vanteon headquartered in Los Gatos, California. Windward is a professional services company specializing in creating consumer and enterprise solutions that combine mobile, wireless, desktop, Internet and database technology. Under the terms of the asset purchase agreement, the Company paid $12,250,000 in cash and placed 171,026 shares of Pumatech common stock in escrow. These shares were to be valued upon release from escrow based on the fair value of the common stock on the release date and as a result, the amount of goodwill arising from the transaction would increase upon release of these shares. The shares were to be released in equal installments to Vanteon based on the achievement of quarterly performance milestones through the first quarter of fiscal 2002. The performance milestones set for the second quarter of fiscal year 2001 were met and therefore 42,757 shares, valued at approximately $204,000, were released for the quarter ended January 31, 2001. As of the date of this Report on Form 10-Q, no additional shares were released for the quarters ended April 30, 2001, July 31, 2001 and October 31, 2001 as the Company has determined that the performance milestones set for such quarters had not been met.

Note 5 Long-Term Investments

     The Company is a limited partner in a venture capital fund through which it invests for business and strategic purposes in equity instruments of privately-held companies. The Company's investment in this venture capital fund is included in other assets and is accounted for under the cost method as its ownership is less than 3% and it does not have the ability to exercise significant influence over operations.

     The Company's long-term investments consist of the following:

                                                  April 30,       July 31,
                                                    2002            2001
                                                  ---------       --------
                                                       (In thousands)
Azure Venture Partners, LLP ................        $ 2,305        $ 2,500
Others .....................................              2              2
                                                  ---------       --------
       Long-term investments ...............        $ 2,307        $ 2,502
                                                  =========       ========

     The Company regularly reviews the operating performance of the fund in assessing its carrying value. The Company identifies and records impairment losses when events and circumstances indicate that such asset might be impaired.

     During the third quarter of fiscal 2002, the Company recorded a charge for an other-than-temporary impairment of investments of approximately $195,000 related to the Company's pro-rata share of net loss realized by Azure Venture Partners on sale or liquidation of certain investments.

Note 6 Restructuring and Cost-Reduction Plans

     During fiscal 1999, 2001 and 2002, the Company implemented restructuring and cost-reduction plans aimed at reducing costs that were not integral to the Company's overall strategy and to better align its expense levels with current revenue levels and ensure conservative spending during periods of economic uncertainty. Included in the cost-reduction initiatives were reductions in workforce and facilities consolidations.

Fiscal 1999

     Of the resulting restructuring charge of $768,000 in fiscal 1999, approximately $17,000 in cash was used during the nine months ended April 30, 2002, for net lease payments on an excess office space. The unused balance as of April 30, 2002 of $156,000, which relates to the remaining net lease payments, will be paid over the respective lease term through June 2006 using cash from operations.

Fiscal 2001

     Of the resulting restructuring charge of $1,417,000 in fiscal 2001, $196,000 remained unused as of April 30, 2002. This amount related to the net lease expense due to the consolidation of excess facilities will be paid over the respective lease terms through April 2006 using cash from operations. A summary of the severance and facilities costs and assets held for disposal relating to the cost-reduction plans implemented in fiscal 2001 is outlined as follows (in thousands):

                                                            Consolidation
                                            Workforce         of Excess
                                            Reduction         Facilities          Total
                                            ---------       -------------       ---------
Total charge ...........................     $    581            $    836        $  1,417
Non-cash charges .......................           --                (165)           (165)
Cash payments ..........................         (561)               (103)           (664)
                                            ---------       -------------       ---------
    Balance at July 31, 2001 ...........     $     20            $    568        $    588
Non-cash charges .......................           --                 (52)            (52)
Cash payments ..........................          (20)               (320)           (340)
                                            ---------       -------------       ---------
    Balance at April 30, 2002 ..........     $     --            $    196        $    196
                                            =========       =============       =========

Fiscal 2002

     During the third quarter of fiscal 2002, the Company announced and implemented a further cost-reduction initiative in its continued effort to streamline its operations to reduce its ongoing operating expenses and preserve its cash reserves. As part of this program, the Company implemented a reduction in its engineering workforce of approximately 60 employees while it increased its offshore engineering capacity by utilizing a European software development partner to perform certain product engineering-related projects and meet other engineering requirements that may arise. This reduction in the Company's engineering workforce, as well as the additional 23 positions eliminated in other business functions, brought the number of the Company's worldwide full-time equivalent employees, excluding significant contracted offshore development resources, down to approximately 134. The program was completed by the end of April 2002, and the associated severance costs incurred were approximately $1,029,000, of which none remained unused as of April 30, 2002.

     The Company also further consolidated its business facilities located in Los Gatos, California and Nashua, New Hampshire with existing facilities located in San Jose and Santa Cruz, California. The costs of consolidating facilities includes $2,161,000 for excess facility lease and vacancy costs and $378,000 for write-off of property and equipment, which consisted primarily of leasehold improvements, office equipment and furniture and fixtures, to be taken out of service. The unused balance as of April 30, 2002 was $1,925,000.

     A summary of the severance and facilities costs relating to the cost-reduction plan implemented in the third quarter of fiscal 2002 is outlined as follows (in thousands):

                                                            Consolidation
                                            Workforce         of Excess
                                            Reduction         Facilities          Total
                                            ---------       -------------       ---------
Total charge ...........................    $   1,029           $   2,539       $   3,568
Non-cash charges .......................           --                (378)           (378)
Cash payments ..........................       (1,029)               (236)         (1,265)
                                            ---------       -------------       ---------
    Balance at April 30, 2002 ..........    $      --           $   1,925       $   1,925
                                            =========       =============       =========

     Amounts related to the net lease expense due to the consolidation of excess facilities will be paid over the respective lease terms through May 2006 using cash from operations. The remaining lease payments on these excess facilities as of April 30, 2002, was approximately $4,100,000, net of proceeds from outstanding sublease agreements. The Company has further reduced the total costs of excess facilities by its estimated proceeds from assumed future subleases. If the actual results differ from the Company's estimates and assumptions, the Company may be required to adjust its facilities costs accrual related to expected losses on subleases, including recording additional losses.

Note 7  Notes Payable

     The Company's notes payable includes the following:

                                                                 April 30,       July 31,
                                                                   2002            2001
                                                                 ---------       --------
                                                                      (In thousands)
Revolving credit line, 5.1% rate, payable in June 2002 ........   $  2,000       $     --
Equipment line, 9.3% average rate, paid in September 2001 .....         --            302
                                                                 ---------       --------
     Notes payable                                                $  2,000       $    302
                                                                 =========       ========

     In September 2001, the Company borrowed $2,000,000 under its loan and security agreement entered into on March 29, 2001, which amount remained outstanding at April 30, 2002. As of April 30, 2002, the Company was not in compliance with a certain financial covenant under the agreement. Although the loan balance is due in June 2002, the Company expects to receive a waiver of covenant non-compliance and has initiated negotiations to renew the related $10,000,000 revolving credit line. The Company also intends to amend its financial covenants on a going forward basis to amounts that the Company believes will allow for compliance.

     The outstanding balance at July 31, 2001 on a $750,000 equipment line of credit was paid off in September 2001 with a portion of the new borrowings described above. The $750,000 equipment line and a $1,000,000 revolving line of credit from the same bank were not renewed.

Note 8 Commitments

     The Company is committed to invest an additional $2,250,000 in Azure Venture Partners. The total of future actual investments may be less than this amount, depending on future performance of the investee companies. These funds are expected to be paid contractually as requested by the general partners over a period not to exceed the contract term of eight years. The Company will invest an additional $300,000 by the end of fiscal 2002 and believes that the remainder of the funds will be paid over the next three fiscal years.

Note 9 Stock Option Cancellation/Regrant and Stock Compensation

     On September 6, 2001, the Company's Board of Directors approved a proposal to offer its employees, officers and directors the opportunity to cancel stock options granted to them between September 1999 and June 2001 in exchange for an equal number of new options to be granted more than six months after date of cancellation of the original options. The Company's Board of Directors determined that existing options eligible under the terms of the proposal no longer had sufficient value to motivate and retain the option holders. Holders of options exercisable for approximately 1,315,000 shares with exercise prices of $3.01 or greater and a weighted average price of $10.01 were given the opportunity to cancel their options.

     On September 24, 2001, the Company filed a tender offer document with the Securities and Exchange Commission that provides detailed information concerning the stock option exchange and supplemental option grant program.

     Holders of options exercisable for approximately 845,000 shares, net of the effect of recent terminations completed as of April 24, 2002, elected to participate in the program and received the new options on April 24, 2002, six months and two days following the close of the tender offer. The new options were granted at $1.11, the closing market price on the grant date, and with the same terms, vesting start date and vesting schedule as those cancelled.

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

     As a result of a lower closing price of the Company's common stock at April 30, 2002, compared to that at July 31, 2001, a net recovery of deferred stock compensation costs of approximately $136,000 was recorded for the nine months ended April 30, 2002 for all options accounted for using variable plan accounting, including those as described above. A net recovery of expense, as a result of a lower closing price of the Company's common stock, of approximately $214,000 and $14,000 relating to such options were recorded for the three and nine months ended April 30, 2002, respectively.

     Additional deferred stock compensation costs of approximately $53,000 were recorded for the nine months ended April 30, 2002 for certain variable stock options granted to employees of NetMind Technologies, Inc. (NetMind) prior to the Company's acquisition of NetMind. Stock compensation expense of approximately $69,000 and $309,000 was recorded for the three and nine months ended April 30, 2002, respectively, related to such and other options granted to employees of NetMind.

     The total net change in deferred stock compensation costs, including the effect of stock compensation costs described above, was $378,000 during the nine months ended April 30, 2002. The net amount of stock compensation expense recovered was approximately $145,000 for the three months ended April 30, 2002, and the net stock compensation expense was $295,000 for the nine months then ended, compared to $292,000 and $733,000, respectively, of total stock compensation expense, all of which was related to options granted by NetMind, in the corresponding periods in fiscal 2001.

Note 10 Net Income (Loss) Per Share

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

     Basic and diluted net loss per share were calculated as follows during the three and nine months ended April 30, 2002 and 2001, respectively:

                                                                     Three Months Ended            Nine Months Ended
                                                                          April 30,                     April 30,
                                                                ----------------------------- -----------------------------
                                                                     2002            2001         2002             2001
                                                                --------------   ------------ -------------    ------------
(In thousands, except per share amounts)
Numerator:
Net loss ....................................................        $  (9,330)     $  (9,274)   $  (22,151)     $  (20,828)
                                                                ==============   ============ =============    ============
Denominator:
Weighted average shares outstanding used to compute basic and
    diluted net loss per common share .......................           44,831         44,220        44,764          43,510
                                                                ==============   ============ =============    ============
Basic and diluted net loss per share ........................        $   (0.21)     $   (0.21)   $    (0.49)     $    (0.48)
                                                                ==============   ============ =============    ============

     All common shares that were held in escrow, totaling approximately 128,000 and 140,000 as of April 30, 2002 and 2001, respectively, were excluded from basic and diluted net loss per share calculations.

     Potential common shares attributable to stock options, warrants and shares held in escrow of 6,018,565 and 4,925,370 were outstanding at April 30, 2002 and 2001, respectively. However, as a result of a net loss incurred by the Company in the three and nine months ended April 30, 2002 and 2001, the shares were excluded from the weighted average outstanding shares (using the treasury stock method) used to calculate net loss per share because the effect would have been antidilutive.

Note 11 Comprehensive Income/(Loss)

     Accumulated other comprehensive income/(loss) on the condensed consolidated balance sheets consists of net unrealized gains on available for sale investments and foreign currency translation adjustments. Total comprehensive loss for the three and nine months ended April 30, 2002 and 2001, respectively, is presented in the following table:

                                                                     Three Months Ended            Nine Months Ended
                                                                          April 30,                     April 30,
                                                                ----------------------------- -----------------------------
                                                                     2002            2001         2002             2001
                                                                --------------   ------------ -------------    ------------
(In thousands)
Net loss ....................................................        $  (9,330)      $ (9,274)   $  (22,151)      $ (20,828)
Other comprehensive income/(loss):
    Change in net unrealized gain/(loss) on investments .....              (38)            39           (23)            160
    Change in currency translation adjustments ..............               (3)             8           (16)            (16)
                                                                --------------   ------------ -------------    ------------
        Total other comprehensive income/(loss) .............              (41)            47           (39)            144
                                                                --------------   ------------ -------------    ------------
            Total comprehensive loss ........................        $  (9,371)      $ (9,227)   $  (22,190)      $ (20,684)
                                                                ==============   ============ =============    ============


     The net balance of unrealized gain/(loss) on investments at April 30, 2002 and 2001 was generated from our holdings of Amazon.com common stock and government bonds.


Note 12  Business Segments

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

     Revenue information by geographic region is as follows (revenue is attributed to regions based on the location of customers):

                                                                     Three Months Ended            Nine Months Ended
                                                                          April 30,                     April 30,
                                                                ----------------------------- -----------------------------
                                                                     2002            2001         2002             2001
                                                                --------------   ------------ -------------    ------------
                                                                                      (In thousands)
North America ...............................................        $   4,401     $    8,171      $  13,769     $   24,006
Japan .......................................................              585          1,042          2,552          4,212
Other International .........................................              736          1,000          2,215          3,014
                                                                --------------   ------------ -------------    ------------
   Total revenue ............................................        $   5,722     $   10,213      $  18,536     $   31,232
                                                                ==============   ============ =============    ============

     Substantially all of the Company's long-lived assets are in the United States.

     Revenue information by product group is as follows:

                                                                     Three Months Ended            Nine Months Ended
                                                                          April 30,                     April 30,
                                                                ----------------------------- -----------------------------
                                                                     2002            2001         2002             2001
                                                                --------------   ------------ -------------    ------------
                                                                                      (In thousands)
Enterprise products .........................................        $   3,360     $    4,559     $   9,884      $   14,787
Technology licensing components .............................            2,362          5,654         8,652          16,445
                                                                --------------   ------------ -------------    ------------
   Total revenue ............................................        $   5,722     $   10,213     $  18,536      $   31,232
                                                                ==============   ============ =============    ============

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


Note 13 Legal Proceedings

     On April 19, 2002, the Company filed a patent infringement suit against Extended Systems, Inc. in the United States District Court for the Northern District of California. The Company alleged that Extended Systems' server and desktop products infringe on seven of its synchronization-related patents. The Company is seeking in the suit an injunction against future sales of Extended Systems' infringing server and desktop products, as well as damages for past sales of the infringing products. The Company further alleged that Extended Systems' infringement of the seven synchronization patents was willful and deliberate, entitling the Company to an award of treble damages, costs and reasonable attorneys' fees. On May 28, 2002, The Company filed an amended complaint in the lawsuit, adding claims of trademark infringement, unfair competition and interference with contract, all in connection with Extended Systems' use of the Company's Satellite Forms trademark. Extended Systems has not yet filed a formal response in the lawsuit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Form 10-Q and in conjunction with the consolidated financial statements and management's discussion and analysis of financial condition and results of operations in our Form 10-K. This quarterly report on Form 10-Q, and in particular management's discussion and analysis of financial condition and results of operations, contains forward-looking statements regarding future events or our future performance that involve certain risks and uncertainties including those discussed in "Factors That May Affect Future Operating Results" below. In this Form 10-Q, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to planned product releases and composition of revenue, both in terms of segment and geographical source, are forward-looking statements. Such forward-looking statements are based on management's current views and assumptions regarding future events and operating performance, and speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Actual events or our actual future results may differ materially from any forward-looking statements due to the risks and uncertainties outlined below.


Management's discussion and analysis includes:

     o A discussion of estimates and assumptions affecting the application of our critical accounting policies.

     o    Business overview.

     o A comparison of our results of operations in the three and nine months ended April 30, 2002 with the results in the corresponding periods in fiscal 2001.

     o    Recently issued accounting pronouncements.

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

     We believe that future conditions and events and their effects cannot be predicted with certainty; therefore, estimates and assumptions we make require a prudent application of critical accounting policies and exercise of judgment. These accounting policies are considered critical as they are both important to the representation of our financial condition and results of operations, and they require our management to make the most complex and subjective judgments, often as a result of the need to make estimates or assumptions about the effect of certain events or circumstances that are inherently uncertain. Exercising judgment depends on various factors that would provide us with a reasonable basis for making the estimates and assumptions. These factors may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and independent review. Actual results may differ from these estimates under different assumptions or conditions. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

     We use estimates in accounting for, among other things, allowances for uncollectible receivables, returns, inventory obsolescence, fixed asset obsolescence, recoverability of long-lived assets and investments, depreciation and amortization, taxes, post-contract support, sales incentives, contingencies and various revenue contracts. The following describes the more significant assumptions and estimates affecting the application of critical accounting policies that our management uses in the preparation of our consolidated financial statements:

     o Allowance for doubtful accounts. Accounts receivable are valued and reported at net realizable value, the net amount expected to be received, which is not necessarily the amount legally receivable. Determining net realizable value requires an estimation of uncollectible receivables resulting from the inability of our customers to make required payments. If any of our customers were to experience financial difficulty, additional allowance for doubtful accounts may be required. Other factors that may affect our estimates of allowance for doubtful accounts include prior and current experience of other software companies in the mobile computing industry, financial forecasts of our customers and appraisal of current economic conditions.

     o Channel inventory/returns reserve. We maintain a sales returns reserve for 100% of product inventories held at our distribution partners. However, if any retail or other customers of our distributors were to experience slow sales, additional returns reserve may be required. Other factors that may affect our estimates of returns include the timing of the release of our new products or new versions to consumers or retail channels and change in our sales and marketing policies, as well as those of our distributors and resellers.

     o Valuation of intangibles, investments and other long-lived assets. We evaluate the carrying value of certain identifiable intangibles, investments and long-lived assets for impairment, when events and circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Changes in the manner of use of the acquired assets, changes in overall business strategy, negative industry or economic trends, and decline in stock price and market capitalization may trigger an impairment review for certain intangibles. Poor operating results of underlying investments or adverse changes in market conditions may result in losses or an inability to recover the carrying value of investments. Changes in market value of the assets, physical changes and continuing operating or cash-flow losses associated with assets used to generate revenue may suggest problems of recoverability for certain long-lived assets. Whenever the evaluation demonstrates that the carrying amount of an intangible, investment or any other long-lived asset is not recoverable, an impairment charge may be required.

     o Restructuring accruals. During fiscal 1999, 2000 and, most recently, the third quarter of fiscal 2002, we implemented cost-reduction plans as part of our continued effort to streamline our operations to reduce ongoing operating expenses. These plans resulted in the consolidation of excess facilities and a reduction in our workforce. Calculation of the restructuring accrual relating to expected losses on the existing lease requires us to make estimates, such as the expected length of time to sublease the excess facility, the expected rental rates on sublease, and estimated broker's fees associated with executing the sublease. We look at current economic conditions and use the assistance of independent real estate brokers in making such estimates. If actual results differ from our original estimates, adjustment to our restructuring accrual, as well as recording additional losses, may be required.

     o License and service revenue. Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collectibility is probable. Arrangements for which the fees are not deemed probable for collection are recognized upon cash collection. Arrangements for which the fees are not deemed fixed or determinable are recognized in the period they become due. If we were to assess the collectibility of fees differently, the timing and amount of our revenue recognition might differ substantially from previously estimated or reported.

          Services revenue primarily comprises revenue from consulting fees, maintenance contracts and training. Services revenue from consulting and training is recognized as the service is performed. Maintenance contracts include the right to unspecified upgrades and ongoing support. Maintenance revenue is deferred and recognized on a straight-line basis as services revenue over the life of the related contract. If we were to allocate more or less value to the unspecified upgrades and ongoing support, the timing of our revenue recognition might differ substantially from that previously reported.

          For contracts with multiple elements, and for which vendor-specific objective evidence of fair value for the undelivered elements exists, revenue is recognized for the delivered elements based upon the residual contract value as prescribed by the American Institute of Certified Public Accountants in Statement of Position (SOP) No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions." We have accumulated relevant information from contracts to use in determining the availability of vendor-specific objective evidence and believe that such information complies with the criteria established in SOP 97-2, "Software Revenue Recognition" which provides guidance on generally accepted accounting principles for recognizing revenue on software transactions. If we were to allocate the respective fair values of the aforementioned elements differently, the timing of our revenue recognition might differ substantially from that previously estimated or reported.

          License and service revenue associated with contracts that involve significant implementation of customization of services, which are essential to the functionality of the software, is recognized over the period of each engagement primarily using the percentage-of-completion method. Labor hours incurred are generally used as the measure of progress towards completion. Revenue for these arrangements is classified as license revenue and service revenue based upon estimates of fair value of each element, and the revenue is recognized based on the percentage-of-completion ratio for the arrangement. Recognized revenue is subject to revisions as the engagement progresses to completion. Revisions in estimates or estimated losses on engagements are charged to income in the period in which the loss becomes probable and can be reasonably estimated. Considerable judgement, such as the scope of work and reliance on the customer or other vendors to fulfill some tasks, may be required in determining estimates to complete an engagement. If we were to make different judgements or utilize different estimates of the total amount of work required to complete the engagement, the timing of our revenue recognition from period to period, as well as the related margins, might differ substantially from that previously estimated or reported.

     Refer to Note 1 of the Notes to Consolidated Financial Statements, "The Company and a Summary of Its Significant Accounting Policies," set forth in Part IV, Item 14 of our Annual Report on Form 10-K for the year ended July 31, 2001, for more information on our critical accounting policies.

Business Overview

     Pumatech, Inc. (Pumatech) develops, markets and supports synchronization, change detection/notification, and Web rendering/browsing software that enables consumers, mobile professionals and information technology (IT) officers to harness the full capabilities of handheld organizers and computers, Web-enabled cellular phones, pagers and other wireless or wireline personal communications platforms. We provide a mobile solution that provides several alternative implementations for synchronization, and complete customization of device-based applications, centralized backup, security, information flow control, notification, e-commerce and browsing of intranet and Internet-based information. Our software is designed to improve the productivity of business professionals and corporations who are increasingly relying on mobile computing devices to address their growing needs for accessible, up-to-date information, whether in or out of the office. Our product families, which include Intellisync(R), Enterprise Intellisync(TM), Intellisync Anywhere(R) and Satellite Forms(R) software, along with our technology licensing components - Sync-it, Mind-it(TM), Browse-it(TM) and Intellisync Software Development Kit (Intellisync SDK) software - are designed to connect mobile devices to essential information anytime, anywhere.

     We license our software products directly to corporations, original equipment manufacturers (OEMs) and business development organizations worldwide. In addition, we sell our retail products through several distribution channels both domestically and internationally, including major distributors, resellers, computer dealers, retailers and mail-order companies. Internationally, we are represented by over 30 distributors and resellers in Africa, Asia, Australia, Canada, Europe, New Zealand, and South America.

     Currently, as over the past several fiscal quarters, we continue to face the impact of the recent unfavorable general economic conditions and slow economic recovery, which has resulted in delayed or postponed corporate IT spending. Consequently, we have experienced declines in revenue in the last five fiscal quarters. However, despite adverse market conditions, we have continued to secure new customers, develop and deliver products and services to our customers' satisfaction and maintain our financial position, and we continue to have no long-term debt. Our current cash and tangible worth per-share values and strong current and quick ratios illustrate our financial strength. In response to the economic slowdown, we implemented initiatives in the last fiscal year and, most recently, this third quarter of fiscal 2002 to reduce costs and control spending, and we remain committed to reestablishing our top-line business growth and improving our financial results.

     In February 2002, we announced and implemented a cost-reduction initiative consisting of further workforce reductions and facilities consolidations. This initiative was fully implemented by the end of the third quarter of fiscal 2002. The workforce reduction represented a reduction of 60 employees in engineering and 23 employees in other business functions, bringing the number of our worldwide full-time equivalent workforce down to approximately 134. While we reduced our engineering workforce in the United States, we increased our offshore engineering capacity by utilizing a European software development partner to perform certain product engineering-related projects and meet other engineering requirements that may arise. Additionally, we further consolidated our business facilities located in Los Gatos, California and Nashua, New Hampshire with our existing facilities located in San Jose and Santa Cruz, California. These actions resulted in restructuring charges of approximately $3,568,000 related to severance and facility-closing costs in the third quarter of fiscal 2002. We expect the financial benefits from the recent restructuring to include increased gross margins, reduced operating expenses, and improved cash burn rate over the next several quarters.

Results of Operations

     The following table sets forth certain consolidated statement of operations data as a percentage of revenue for the periods indicated. Certain prior period amounts were reclassified to conform to the current period's presentation of certain channel marketing expenses as a reduction of revenue as required by the Emerging Issues Task Force (EITF) No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" issued by Financial Accounting Standards Board (FASB). Refer to the caption "Recently Issued Accounting Pronouncements" set forth below for more details.

                                                                     Three Months Ended              Nine Months Ended
                                                                          April 30,                       April 30,
                                                                -----------------------------   -----------------------------
                                                                     2002            2001           2002             2001
                                                                --------------   ------------   -------------    ------------
Revenue
   License                                                                85.0%          79.1%           83.2%           82.9%
   Services                                                               15.0           20.9            16.8            17.1
                                                                --------------   ------------   -------------    ------------
        Total revenue                                                    100.0          100.0           100.0           100.0
                                                                --------------   ------------   -------------    ------------

Cost and operating expenses:
   Cost of revenue                                                        24.9           28.1            30.7            23.5
   Research and development                                               73.7           59.6            64.2            59.8
   Sales and marketing                                                    63.4           54.6            68.0            51.4
   General and administrative                                             16.6           16.9            17.9            15.0
   Amortization of intangibles                                            21.9           21.1            22.0            18.7
   Severance and facilities costs                                         62.4            5.7            19.3             1.9
                                                                --------------   ------------   -------------    ------------
       Total cost and operating expenses                                 262.9          186.0           222.1           170.3
                                                                --------------   ------------   -------------    ------------
Operating loss                                                          (162.9)         (86.0)         (122.1)          (70.3)
Other income and expense, net                                              4.5            7.5             5.2             8.4
Other-than-temporary impairment of investments                            (3.4)         (11.5)           (1.1)           (3.8)
                                                                --------------   ------------   -------------    ------------
Loss before income taxes                                                (161.8)         (90.0)         (118.0)          (65.7)
Provision for income taxes                                                (1.3)          (0.8)           (1.5)           (1.0)
                                                                --------------   ------------   -------------    ------------
Net loss                                                                (163.1)%        (90.8)%        (119.5)%         (66.7)%
                                                                ==============   ============   =============    ============

     Revenue. We derive revenue from two primary sources: software licenses and fees for service. Revenue for the three and nine months ended April 30, 2002 was $5,722,000 and $18,536,000, respectively, compared to $10,213,000 and
$31,232,000, respectively, for the corresponding periods in fiscal 2001. The 44% and 41% decreases in revenue in the three and nine months ended April 30, 2002 resulted mainly from the general economic slowdown and its impact on our customers, many of whom have reduced their IT spending or ceased their investment in products, services and technologies such as those we provide. The decline in our revenue also resulted from a general slowdown in sales of Palm OS-based handhelds and other personal digital assistant (PDA) devices.

     o License Revenue. License revenue is earned from the sale and use of software products (including our technology licensing components) and royalty agreements with OEMs. License revenue in the three and nine months ended April 30, 2002 decreased 40% to $4,862,000 and $15,431,000, respectively, compared to $8,077,000 and $25,906,000, respectively, for the corresponding periods in fiscal 2001. The decrease in license revenue reflected a decrease in revenue from our Enterprise products (which include both personal and server-based Intellisync and Satellite Forms products), from our technology licensing components, and from our legacy personal computers (PC) or notebooks business - Intellisync for Notebooks royalty revenue.

     o Service Revenue. Service revenue is derived from fees for services, including time and materials for professional services, non-recurring engineering service projects for software development, amortization of maintenance contract fees, hosting and advertising fees. Service revenue in the three and nine months ended April 30, 2002 decreased 60% to $860,000 and 42% to $3,105,000, respectively, compared to $2,136,000 and $5,326,000, respectively, for the corresponding periods in fiscal 2001. The decrease in service revenue was primarily due to a decrease in professional service revenue associated with our technology licensing partners, many of whom have reduced their IT spending as a result of general economic slowdown.

     Revenue from original equipment manufacturers (OEMs) continues to represent a significant portion of our revenue. OEM revenue in the three and nine months ended April 30, 2002, was $1,964,000, or 34% of revenue, and $6,948,000, or 37%
of revenue, respectively, compared to $2,251,000, or 22% of revenue, and $7,750,000, or 25% of revenue, respectively, in the corresponding periods in fiscal 2001. OEM revenue decreased in absolute terms primarily due to a decline in revenue from Intellisync for Notebooks royalties and platform licensing of the Intellisync SDK. This decrease was slightly offset by an increase in revenue from our server-based products. The increase in OEM revenue as a percentage of total revenue was primarily due to a greater decline in revenue from personal Enterprise products, professional services and other technology licensing components. We believe that the percentage of revenue derived from OEMs may fluctuate in future periods since the use of domestic and international distribution channels for our existing and future products is subject to change, causing our revenue to be difficult to forecast. Further, we expect the notebook-related OEM portion of this revenue to continue to decrease in absolute terms and as a percentage of our overall revenue throughout fiscal 2002.

     International revenue also continues to represent a significant portion of our revenue. International revenue in the three and nine months ended April 30, 2002, was $1,585,000, or 28% of revenue, and $5,745,000, or 31% of revenue, respectively, compared to $2,310,000, or 23% of revenue, and $8,067,000, or 26% of revenue, respectively, in the corresponding periods in fiscal 2001. The revenue gains in Europe and certain parts of Asia, which resulted directly from our international direct sales force expansion in fiscal 2001, were more than offset by a decrease in revenue in Japan resulting from a general economic slowdown and an overall reduction in technology spending in that country. The increase as a percentage of total revenue was due to a decline in our overall revenue. International revenue may be subject to certain risks not normally encountered in domestic operations, including exposure to tariffs, various trade regulations, fluctuations in currency exchange rates, as well as international software piracy. Also, refer to other relevant risks and uncertainties associated with international revenue and software piracy set forth below under the caption "Factors That May Affect Future Operating Results."

     No customer accounted for more than 10% of total revenue in either the three-month or nine-month period ended April 30, 2002 and 2001.

     Deferred revenue remained relatively flat at $3,258,000 as of April 30, 2002, compared to $3,260,000 at July 31, 2001.

     Cost of Revenue. Cost of revenue consists of license costs and service costs. License costs comprise product-packaging expenses such as product media and duplication, manuals, packing supplies, shipping and post-sales customer support costs. Fluctuations in license costs are generally the result of varying changes in product mix and the timing of large license sales. Service costs comprise personnel-related expenses such as salaries and other related costs (including non-cash stock compensation) associated with work performed under professional service contracts, non-recurring engineering agreements and hosting costs for online services associated with technology licensing partners and end users. Hosting costs include expenses related to bandwidth for hosting, tape backup, security and storage, third-party fees and internal personnel costs associated with logistics and operational support of the hosting services and depreciation of computer equipment associated with the hosting service. Service costs can be expected to vary significantly from period to period depending on the mix of services we provide.

     In general, license costs represent a far smaller percentage of license revenue than service costs, which have a much higher cost structure as a percentage of service revenue. Additionally, license costs tend to be variable based on license revenue volumes, whereas service costs tend to be fixed within certain service revenue volume ranges. We would expect that an increase in service revenue as a percentage of our total revenue would generate lower overall gross margins as a percentage of total revenue. Also, given the high level of fixed costs associated with the professional services and online services groups, our inability to generate revenue sufficient to absorb these fixed costs could lead to negative service gross margins.

     Cost of revenue in the three and nine months ended April 30, 2002, was $1,423,000, or 25% of revenue, and $5,685,000, or 31% of revenue, respectively, compared to $2,873,000, or 28% of revenue, and $7,332,000, or 23% of revenue, respectively, in the corresponding periods in fiscal 2001. The decrease in cost of revenue in absolute dollars was primarily due to a decrease in professional services costs as a result of workforce reductions we implemented in the third and fourth quarters of fiscal 2001, as well as overall reduction in our service revenues. The decrease also resulted, to a lesser extent, from reduced variable packaged product costs associated with reduced license volumes. The increase in cost of revenue as a percentage of revenue for the nine months ended April 30, 2002 was primarily due to a decline in our overall revenue.

     Research and Development. Research and development expenses consist primarily of salaries and other related costs (including non-cash stock compensation) for research and development personnel, quality assurance personnel, product localization, fees to outside contractors and the cost of facilities and depreciation of capital equipment. We invest in research and development both for new products and to provide continuing enhancements to existing products. Research and development expenses in the three and nine months ended April 30, 2002, were $4,217,000, or 74% of revenue, and $11,905,000, or 64% of revenue, respectively, compared to $6,090,000, or 60% of revenue, and $18,675,000, or 60% of revenue, respectively, in the corresponding periods in fiscal 2001. The decrease in absolute research and development spending was primarily due to the elimination of the Intellisync.comSM online service and re-emphasis on core product development, as part of the cost control initiatives we implemented in the third and fourth quarters of fiscal 2001, which in turn resulted in a decrease in personnel- and contractor-related costs. This decrease was slightly offset by completion bonuses paid to certain employees affected by restructuring in the third quarter of fiscal 2002, as well as contract costs associated with ramping up our offshore development resources. As a percentage of total revenue, research and development expenses increased due to overall revenue decline in the first three quarters of fiscal 2002.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, promotional expenses and other related costs (including non-cash stock compensation) relating to sales and marketing employees, as well as to technical support personnel associated with pre-sales activities such as building brand awareness, performing product and technical presentations and answering customers' product and service inquiries. Sales and marketing expenses in the three and nine months ended April 30, 2002, were $3,630,000, or 63% of revenue, and $12,608,000, or 68% of revenue, respectively, compared to $5,570,000, or 55% of revenue, and $16,071,000, or 51% of revenue, respectively, in the corresponding periods in fiscal 2001. Sales and marketing expenses decreased in absolute terms primarily due to reduced salaries and other personnel-related costs as a result of headcount reductions, reduced bonus and commissions as a result of lower revenue, and reduced corporate marketing resources and corporate branding initiatives as a result of lower planned spending. Sales and marketing expenses, however, increased as a percentage of total revenue due to overall revenue decline in the first three quarters of fiscal 2002.

     General and Administrative. General and administrative expenses consist primarily of salaries and other related costs (including non-cash stock compensation) relating to administrative, executive and financial personnel and outside professional fees. General and administrative expenses in the three and nine months ended April 30, 2002, were $952,000, or 17% of revenue, and $3,324,000, or 18% of revenue, respectively, compared to $1,720,000, or 17% of revenue, and $4,685,000, or 15% of revenue, respectively, in the corresponding periods in fiscal 2001. The decrease in absolute general and administrative spending was primarily due to a reduced provision for bad debts allowance, as well as to reduced personnel-related costs as a result of our recent restructurings. General and administrative expenses, however, increased as a percentage of total revenue for the nine months ended April 30, 2002 due to overall decline in revenue.

     Amortization of Intangibles. Amortization of acquired intangibles in the three and nine months ended April 30, 2002, was $1,251,000, or 22% of revenue, and $4,077,000, or 22% of revenue, respectively, compared to $2,157,000, or 21% of revenue, and $5,853,000, or 19% of revenue, respectively, in the corresponding periods in fiscal 2001. The decrease in amortization of intangibles reflects the effect of the impairment charge recorded in the fourth quarter of fiscal 2001, which significantly reduced the carrying value of our existing goodwill and other intangibles. We will continue to amortize our goodwill, which we anticipate will be approximately $2,700,000 for fiscal 2002, until our adoption in fiscal 2003 of Statement of Financial Accounting Standards
(SFAS) No. 142, which requires the discontinuance of goodwill amortization. In addition, we will amortize approximately $2,400,000 and $800,000 for other intangibles in fiscal 2002 and 2003, respectively, based on acquisitions completed as of April 30, 2002. Refer to the caption "Recently Issued Accounting Pronouncements" set forth below for more information on the new accounting for goodwill.

     Non-Cash Stock Compensation. Non-cash stock compensation, included in each appropriate operating expense category of our condensed consolidated statements of operations, relates to stock options that were deemed to have been granted at a price below market value, as well as to certain options that are subject to variable plan accounting. These charges are amortized over the vesting period of the options. The aggregate non-cash stock compensation expense (recovery), net of the effect of terminations, was $(145,000) and $295,000 in the three and nine months ended April 30, 2002, respectively, compared to $292,000 and $733,000, respectively, in the corresponding periods in fiscal 2001. The non-cash compensation expense (recovery) in the three and nine months ended April 30, 2002 relates to options granted between July and October 2001, as described below, that are subject to variable plan accounting, and options granted by NetMind Technologies, Inc. (NetMind) prior to our acquisition of NetMind. The non-cash compensation expense in the three and nine months ended April 30, 2001 relates to options granted by NetMind prior to our acquisition of NetMind.

     In January 2001, we offered our employees, officers and directors the opportunity to cancel stock options granted to them between December 1999 and October 2000 in exchange for an equal number of new options to be granted on July 30, 2001, six months and a day after the date of cancellation of the original options. Holders of approximately 2,676,000 shares received the new options. The new grants for executive officers and directors were priced at the closing market price on the date of the new grant, or $2.10. The new executive grants are accounted for as fixed awards, for which no stock compensation cost was recorded, with the exception of certain options belonging to an employee who later elected to cancel other higher-priced options in October 2001 (see below for more details). The new grants for other employees were priced at 85% of the underlying market price, or $1.78. As they were priced below the then current market price, the new options granted to our employees are accounted for using variable accounting under the guidance in FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of Accounting Principles Board (APB) Opinion No. 25. According to FIN No. 44, the variable accounting cost is based on any excess of the common stock closing price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacements, if earlier, over the exercise price (i.e. intrinsic value). This cost is amortized on an accelerated basis over the remaining vesting period consistent with the method described in FIN No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." We remeasure and record the intrinsic value of the repriced employee options every quarter until they are exercised, forfeited, cancelled, or expire.

     In addition, in the first quarter of fiscal 2002, our Board of Directors approved a new proposal to offer our employees, officers and directors the opportunity to cancel stock options granted to them between September 1999 and June 2001 in exchange for an equal number of new options. The new options were granted on April 24, 2002, six months and two days following the close of the tender offer on October 22, 2001, and priced at $1.11, the closing market price on the grant date. Holders of options exercisable for approximately 845,000 shares, net of the effect of recent terminations completed as of April 24, 2002, elected to participate in the program and received the new options.

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

     As a result of a lower closing price of our common stock at April 30, 2002, compared to that at July 31, 2001, a net recovery of deferred stock compensation costs of approximately $136,000 was recorded for the nine months ended April 30, 2002 for all options accounted for using variable plan accounting, including those as described above. A net recovery of expense, as a result of a lower closing price of our common stock, of approximately $214,000 and $14,000 relating to such options were recorded for the three and nine months ended April 30, 2002, respectively.

     Additional deferred stock compensation costs of approximately $53,000 were recorded for the nine months ended April 30, 2002 for certain variable stock options granted to employees of NetMind prior to our acquisition of NetMind. Stock compensation expense of approximately $69,000 and $309,000 was recorded for the three and nine months ended April 30, 2002, respectively, related to such and other options granted to employees of NetMind.

     Other Income and Expense, Net. Other income and expense, net, represents interest earned on cash and short-term investments and realized gains on miscellaneous investments, offset by interest expense on notes payable and miscellaneous bank fees and charges. Other income and expense, net, in the three and nine months ended April 30, 2002 was $258,000 and $956,000, respectively, compared to $766,000 and $2,617,000, respectively, in the corresponding periods in fiscal 2001. The decrease in other income and expense, net, was primarily due to a decrease in yields on reduced balances of cash and investments as a result of a decline in short-term interest rates. We expect this trend to continue in the next few quarters as higher-yielding investments mature and proceeds are reinvested in lower-yielding securities.

     Provision for Income Taxes. The provision for income taxes primarily represents foreign withholding taxes on royalties earned from certain foreign customers and, to a lesser extent, estimated income taxes for our foreign subsidiaries. Provision for income taxes in the three and nine months ended April 30, 2002 was $74,000 and $281,000, respectively, compared to $80,000 and $298,000, respectively, in the corresponding periods of fiscal 2001.

Non-Recurring Charges

     Severance and Facilities Costs. During the third quarter of fiscal 2002, we announced and implemented a cost-reduction initiative in our continued effort to streamline our operations to reduce ongoing operating expenses and preserve our cash reserves. As part of this program, we implemented a reduction in our engineering workforce of approximately 60 employees while simultaneously increasing our offshore engineering capacity by utilizing a European software development partner. This reduction in our engineering workforce, as well as the additional 23 positions eliminated in other business functions, brought the number of our worldwide full-time equivalent employees, excluding significant contracted offshore development resources, down to approximately 134. The program was completed by the end of April 2002, and the associated severance costs incurred were approximately $1,029,000, of which none remained unused as of April 30, 2002.

     We also further consolidated our business facilities located in Los Gatos, California and Nashua, New Hampshire with existing facilities located in San Jose and Santa Cruz, California. The costs of consolidating facilities includes $2,161,000 for excess facility lease and vacancy costs and $378,000 for write-off of property and equipment, which consisted primarily of leasehold improvements, office equipment and furniture and fixtures, to be taken out of service. The unused balance as of April 30, 2002 was $1,925,000.

     A summary of the severance and facilities costs relating to the cost-reduction plan implemented in the third quarter of fiscal 2002 is outlined as follows (in thousands):

                                                            Consolidation
                                            Workforce         of Excess
                                            Reduction         Facilities          Total
                                            ---------       -------------       ---------
Total charge ...........................     $  1,029           $   2,539       $   3,568
Non-cash charges .......................           --                (378)           (378)
Cash payments ..........................       (1,029)               (236)         (1,265)
                                            ---------       -------------       ---------
    Balance at April 30, 2002 ..........     $     --           $   1,925       $   1,925
                                            =========       =============       =========

     Amounts related to the net lease expense due to the consolidation of excess facilities will be paid over the respective lease terms through May 2006 using cash from operations. The remaining lease payments on these excess facilities as of April 30, 2002, was approximately $4,100,000, net of proceeds from outstanding sublease agreements. We have further reduced the total costs of excess facilities by the estimated proceeds from assumed future subleases. If the actual results differ from our estimates and assumptions, we may be required to adjust our facilities costs accrual related to expected losses on subleases, including recording additional losses.

     During the third quarter of fiscal 2001, we implemented our first cost-reduction plan for the fiscal year, which resulted in a total charge of approximately $583,000. This amount, together with the $834,000 charge relating to the cost-reduction plan we implemented during the fourth quarter of fiscal 2001, was incurred for the purpose of reducing our workforce and consolidating our excess facilities. Of the total charge of $1,417,000, $196,000 remained unused as of April 30, 2002. This amount related to the net lease expense due to the consolidation of excess facilities will be paid over the respective lease terms through April 2006 using cash from operations.

     A summary of the severance and facilities costs relating to the cost-reduction plans implemented in fiscal 2001 is outlined as follows (in thousands):

                                                            Consolidation
                                            Workforce         of Excess
                                            Reduction         Facilities          Total
                                            ---------       -------------       ---------
Total charge ...........................     $    581             $   836         $ 1,417
Non-cash charges .......................           --                (165)           (165)
Cash payments ..........................         (561)               (103)           (664)
                                            ---------       -------------       ---------
    Balance at July 31, 2001 ...........     $     20             $   568         $   588
Non-cash charges .......................           --                 (52)            (52)
Cash payments ..........................          (20)               (320)           (340)
                                            ---------       -------------       ---------
    Balance at April 30, 2002 ..........     $     --             $   196         $   196
                                            =========       =============       =========

     Other-Than-Temporary Impairment of Investments. During the third quarter of fiscal 2002, we recorded a charge for an other-than-temporary impairment of investments of approximately $195,000 representing our pro-rata share of net loss realized by our venture capital fund on sale or liquidation of certain investments.

     During the third quarter of fiscal 2001, we concluded that our direct investments in YadaYada, Inc., If & Then, Inc., and PulseMD Corporation were impaired as such investments were deemed not to be recoverable. These investments were fully impaired due to changes in these entities' capital structure impacting our investment preferences, thin capitalization, dilution due to dramatic declines in valuations and overall lack of persuasive evidence that would indicate a future ability or intent of these entities that would support the carrying value of our investments. As a result, we recorded impairment charges aggregating $1,180,000 for fiscal 2001.

Recently Issued Accounting Pronouncements

Accounting for Business Combinations, Goodwill and Other Intangible Assets

     In July 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets no longer be amortized and be tested for impairment at least annually and written down only when impaired. We will continue to amortize our goodwill, which we anticipate will be approximately $2,700,000 for fiscal 2002, until our expected adoption of the goodwill non-amortization provisions, among others, of this statement at the beginning of fiscal 2003. We currently estimate that the non-amortization of goodwill to result in a decrease in its amortization expense of approximately $2,700,000 million for fiscal year 2003 based on acquisitions completed as of April 30, 2002.

     Further, SFAS No. 142 requires that we perform a transitional assessment of whether there is an indication that our goodwill is impaired as of the date of adoption. We will then have a transition period of six months from the date of adoption to determine if the goodwill has been impaired. We expect to complete the impairment test during the first quarter of fiscal 2003. Any goodwill impairment loss (measured as of the beginning of the fiscal year of adoption) will be recognized as the cumulative effect of a change in accounting principle no later than the end of the initial fiscal year of adoption. We will also be required to review our other intangible assets for impairment and to reassess the useful lives of such assets and make any necessary adjustments. We have not yet determined what further effect these impairment tests will have on our earnings and financial position.

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

Accounting for Consideration Given to a Customer or a Reseller of the Vendor's Products

     In November 2001, the EITF of the FASB issued Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF No. 01-09 addresses whether consideration from a vendor to a reseller of the vendor's products is an adjustment to the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's results of operations, or a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost of expense when recognized in the vendor's results of operations. We adopted EITF No. 01-09 effective February 1, 2002, with comparative financial statements for prior periods reclassified to conform to this presentation. Amounts previously classified as sales and marketing expenses of approximately $91,000 and $315,000 for the three and nine months ended April 30, 2002, respectively, and $132,000 and $347,000 for the corresponding periods in fiscal 2001 were reclassified as a reduction of revenue in the accompanying condensed consolidated statements of operations. Adoption of EITF No. 01-09 does not have a material impact on our revenue and gross margins or any effect on our operating margins, net loss and net loss per share.

Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred

     In November 2001, the EITF ruled that all out-of-pocket expenses billed to a customer be classified as revenue and subsequently issued EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred" in January 2002. We adopted EITF No. 01-14 effective February 1, 2002. We previously treated reimbursement for "out-of-pocket" expenses as a reduction to cost of revenue. However, no reclassifications were made as the amounts of such reimbursements for prior periods were not significant. Adoption of EITF No. 01-14 does not have a material impact on our revenue or cost of revenue or any effect on our gross margins, operating margins, net loss and net loss per share.


Liquidity and Capital Resources

     We ended the third quarter of fiscal 2002 with $37,339,000 in cash, cash equivalents and short-term investments. Cash and cash equivalents decreased by $8,252,000 during the first three quarters of fiscal 2002 to $10,585,000 at April 30, 2002. Short-term investments decreased by $3,317,000 to $26,754,000 during the same period.

     Net cash used in operations was $13,762,000 during the nine months ended April 30, 2002, compared with $15,542,000 during the same period in fiscal 2001. Operating cash flow in the first three quarters of fiscal 2002 comprised $12,716,000 of net loss, as adjusted for non-cash items and $1,046,000 of net change in working capital items, compared with $9,489,000 of net loss, as adjusted for non-cash items and $6,053,000 of net change in working capital items during the nine months ended April 30, 2002. Our negative operating cash flows primarily reflect our net losses resulting generally from the same factors affecting our revenues and expenses as described above. We made significant changes to our operating structure, including the consolidation of facilities and the reduction of workforce, over the last two quarters of fiscal 2001 and, more recently, during the third quarter of fiscal 2002. We believe that these efforts have and will continue to reduce costs, control spending and decrease our operating expenses and align us with our commitment to improve our operating cash flows and overall financial results.

     Net cash provided by investing activities of $2,987,000 during the nine months ended April 30, 2002, resulted from $3,294,000 of net sales of short-term investments and a decrease of $223,000 in restricted cash, partially offset by capital expenditures of $530,000. Net cash used in investing activities of $11,894,000 during the nine months ended April 30, 2001 primarily resulted from $12,570,000 of cash paid for the asset purchase of The Windward Group (Windward) and SwiftTouch Corporation (SwiftTouch), $4,324,000 for capital expenditures and $1,000,000 for an other long-term investment, partially offset by $6,000,000 in net sales of short term investments.

     Net cash provided by financing activities of $2,523,000 during the nine months ended April 30, 2002, resulted primarily from $2,000,000 drawn from a line of credit and $825,000 of proceeds from issuance of common stock, partially offset by $302,000 of principal repayments on notes payable. Net cash provided by financing activities of $1,332,000 during the nine months ended April 30, 2001, resulted primarily from $1,769,000 of proceeds from issuance of common stock, partially offset by a loan of $235,000 to a related party and $202,000 of principal repayments on notes payable.

     We have restricted cash held by a financial institution as collateral on a letter of credit in connection with our lease of office space. At April 30, 2002, the restricted cash amounted to $463,000, of which $56,000 is included in "Other Current Assets."

     We are committed to invest an additional $2,250,000 in Azure Venture Partners. The total of future actual investments may be less than this amount, depending on future performance of the investee companies. These funds are expected to be paid contractually as requested by the general partners over a period not to exceed the contract term of eight years. We will invest an additional $300,000 by the end of fiscal 2002 and believe that the remainder of the funds will be paid over the next three fiscal years.

     In September 2001, we borrowed $2,000,000 under our loan and security agreement entered into on March 29, 2001, which remained outstanding at April 30, 2002. As of April 30, 2002, we were not in compliance with a certain financial covenant under the agreement. Although the loan balance is due in June 2002, we expect to receive a waiver of covenant non-compliance and have initiated negotiations to renew the related $10,000,000 revolving credit line. We also intend to amend our financial covenants on a going forward basis to amounts that we believe will allow for compliance.

     The outstanding balance at July 31, 2001 on a $750,000 equipment line of credit was paid off in September 2001 with a portion of the new borrowings described above. The $750,000 equipment line and a $1,000,000 revolving line of credit from the same bank were not renewed.

     The table below summarizes our future payments due under debt and lease obligations as of April 30, 2002:

                                                 Less Than
(In thousands)                                     1 year         1-3 years        4-5 years         Total
                                               --------------  ---------------  ---------------  --------------
Line of credit ..............................     $  2,000        $     --         $     --         $  2,000
Operating leases, net of minimum proceeds
   from sublease ............................        2,043           4,527            2,105            8,675
                                               --------------  ---------------  ---------------  --------------
     Total                                        $  4,043        $  4,527         $  2,105         $ 10,675
                                               ==============  ===============  ===============  ==============


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

     On June 11, 2002, we received a letter from The Nasdaq Stock Market, Inc. (Nasdaq) stating that our common stock had failed to maintain a minimum bid price of $1.00 over the prior 30 consecutive trading days as required for continued listing on the Nasdaq National Market under Marketplace Rule 4450(a)(5). (Refer to other information set forth in Part II, Item 5 below.) We have 90 days or until September 9, 2002, to regain compliance with this rule. If at any time before September 9, 2002, the closing bid price of our common stock is at least $1.00 for a minimum of ten consecutive trading days, staff at Nasdaq will notify us of our compliance with the rule. However, if we are unable to demonstrate compliance by September 9, 2002, the staff at Nasdaq will provide us with written notification that our securities will be delisted. At that time, we can appeal to the Nasdaq Listing Qualifications Panel and undertake measures intended to maintain our listing. There can be no assurances that this appeal would be resolved favorably. In the event that any such appeal is denied, our common stock would thereafter be quoted on the Over-the-Counter Bulletin Board unless re-listed on the Nasdaq National Market or another exchange or quotation system.

     Additional reasons for delisting include failure to maintain a minimum amount of stockholders' equity, and failure to file various reports with the Securities and Exchange Commission (SEC) in a timely fashion, as well as other requirements. There are also circumstances where Nasdaq may exercise broad discretionary authority for continued inclusion. If our common stock were delisted from the Nasdaq National Market for any reason, it could materially reduce the value of our common stock and its liquidity.

We are exposed to recent unfavorable economic conditions that have resulted in lower revenue and caused us to take various actions to reduce operating expenses. Continued or worsened conditions may result in additional actions to reduce operating expenses.

     Our revenue has declined sequentially in the last five quarters largely as a result of recent unfavorable economic conditions that have caused our customers to delay or postpone corporate IT spending. We also made adjustments and incurred charges associated with actions we recently implemented aimed at reducing operating expenses. While we expect the current economic conditions to continue well into the remainder of fiscal 2002, there can be no certainty as to the severity or duration of the economic slowdown. To date, various segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdowns, and layoffs. Also recently, concerns have increased throughout the technology industry regarding negative growth forecasts for calendar year 2002. Moreover, there is increasing uncertainty in the enterprise software market attributable to many factors, including global economic conditions and strong competitive forces. Our future revenue and results of operations may continue to experience substantial fluctuations from quarter to quarter as a consequence of these factors, and such conditions and other factors affecting capital spending may continue to affect the timing of purchase or service orders from our current and potential customers. As a result, continued economic slowdowns in general may require us to take additional cost-reduction measures that could have a material adverse effect on our business, operating results or financial condition.

Our restructurings could result in customer uncertainty and management distractions.

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

We have experienced losses and may not achieve sustained profitability in the future. And as we implement our plan to reduce operating expenses, we may fail to support our operations, which could reduce demand for our products and services and materially adversely affect our results of operations.

     We have experienced losses of $9.3 million and $22.2 million for the three and nine months ended April 30, 2002, respectively, and $9.3 million and $20.8 million, respectively, in the corresponding periods in fiscal 2001. We may not be able to attain or sustain consistent future revenue growth on a quarterly or annual basis, or achieve and maintain consistent profitability on a quarterly or annual basis. An investor in our common stock should accordingly consider the risks, expenses and difficulties that companies frequently encounter in the new and rapidly evolving market for wireless and mobile computing products and services. These risks to us include:

     o    our evolving business model;

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

     o managing rapidly growing operations, including new facilities and IT infrastructure;

     o    competing in a highly competitive market; and

     o    attracting, retaining and motivating key employees.

     We may not be successful in implementing any of our strategies or in addressing these risks and uncertainties. Despite cost-reduction measures we implemented in the third and fourth quarters of fiscal 2001, and most recently in the third quarter of fiscal 2002, we expect that we will continue to incur reasonable costs, primarily as a result of (1) our investment in various initiatives to enhance our existing products, (2) development and introduction of new products and technologies that meet changing customer requirements, and
(3) cultivation of relationships with our software development partners. Moreover, even if we accomplish our objectives, we still may not achieve sustainable profitability in the future.

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

     We recently established a global software development program to assist us in the implementation of custom software and other technology applications. The program calls for extending our engineering team to include a number of offshore software development partners. The success of our future development efforts will depend on our ability to maintain strategic relationships with these offshore partners. Our business relationships often consist of cooperative engineering programs, joint business seminars and cooperation in product development. Many of these relationships may not be contractual and may depend on the continued voluntary cooperation of each party with us. Divergence in strategy or change in focus by any of our partners may interfere with our ability to develop and support our products, which in turn could harm our business. Further, if our partners enter into strategic alliances with other companies, they could reduce their support of our products. Our existing relationships may be jeopardized if we enter into alliances with competitors of our strategic partners. One or more of our partners may use the information they gain from their relationship with us to develop competing products. In addition, our operations could be adversely affected if any of these offshore partners is affected by volatile economic, political or military conditions in its country or by various restrictions imposed by its country regarding the transfer of technology, the mobile computing industry and business in general.

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

     o    seasonal fluctuations on product sales;

     o    announcements of technological innovations;

     o    announcements of new software or services by us or our competitors;

     o    changes in financial estimates by securities analysts; or

     o    other events beyond our control, including general market conditions.

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

     We rely on a combination of patents, copyrights, trademarks, service mark and trade secret laws and contractual restrictions to establish and protect proprietary rights in our products and services. These measures afford only limited protection. We currently have 17 issued United States patents and additional 19 patent applications pending in the United States. Effective intellectual property protection may not be available in every country in which we offer our products and services. Our means of protecting our proprietary rights in the United States or abroad may not be adequate, and competitors may independently develop similar technologies. We have also provided our source code under escrow agreements and to foreign translators, which may increase the likelihood of misappropriation by third parties. Our future success will depend in part on our ability to protect our proprietary rights. Despite our efforts to protect our proprietary rights and technologies, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. Embedded software products, like those offered by us, can be especially susceptible to software piracy. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management's attention from growing our business. If we do not enforce and protect our intellectual property, our business may suffer substantial harm. Refer to Part II, Item 1 below for more information on our recent legal proceeding against Extended Systems, Inc. alleging infringement of seven of our patents.

We are dependent on non-exclusive licenses for certain technology included in our products. We may be unable to license such technology or it may be subject to infringement claims by third parties.

     We depend on development tools provided by a limited number of third-party vendors. Together with application developers, we rely primarily upon software development tools provided by companies in the PC and mobile computing device industries. If any of these companies fails to support or maintain these development tools, we will have to support the tools ourselves or transition to another vendor. Such maintenance or support of the tools or transition could be time-consuming, could delay product release and upgrade schedule and could delay the development and availability of third-party applications used in our products. Failure to procure the needed software development tools or any delay in availability of third-party applications could negatively impact our ability, and the ability of third-party application developers, to release and support our products, or they could negatively and materially affect the acceptance of and demand for our products, business and prospects.

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

     o the growth rate of the markets for personal computers, wireless devices and mobile computing devices in general; and

     o    general economic conditions.

We derive a portion of our revenue from a number of thinly capitalized and early-stage customers such as dot-com companies. The recent unfavorable economic conditions may severely affect a number of such and other customers, as well as vendors, which may subsequently harm our business and results of operations.

     Historically, we have derived a portion of our revenues from small and early-stage companies including dot-coms. Recently, due to general economic slowdowns, many of these dot-com and other small companies have reduced their IT spending or ceased their investment in products, services and technologies such as those we provide. Many similarly situated customers and potential customers continue to experience difficulty in their capital-raising activities and may not be able to continue operations. As a result of such failures, any decrease in the demand for our products and services could adversely affect our operating results and financial condition. The composition of our customer base exposes us to additional risks, including longer payment cycles and collection problems.

     Economic slowdowns may also affect the various vendors on whom we rely for certain integral services used to support our operations. Our operating results and financial condition could be adversely affected if a vendor were to experience financial or operational difficulties that resulted in a reduction or interruption in services it provides us.

     We have implemented policies and procedures to identify and mitigate our exposure to the risks mentioned above, but the failure of these thinly capitalized and other companies to be successful in their operations could have a material adverse effect on our business, results of operations and financial condition.

Our business and prospects depend on demand for, and market acceptance of, the wireless and other mobile computing devices.

     The use of wireless and other mobile computing devices for retrieving, sharing and transferring information among businesses, consumers, suppliers and partners has begun to develop only in recent years. Our success will depend in large part on continued growth in the use of wireless and other mobile computing devices including PDAs, handheld computers, smart phones, pagers and other mobile devices. The recent economic slowdown may adversely affect the growth of the market for wireless and other mobile computing devices. In addition, critical issues concerning the commercial use of wireless and other mobile computing devices, including security, reliability, cost, ease of access and use, quality of service, regulatory initiatives and necessary increases in bandwidth availability, remain unresolved and are likely to affect the development of the market for our services. The adoption of wireless and other mobile computing devices for information retrieval and exchange, commerce and communications generally will require the acceptance of a new medium of conducting business and exchanging information. Demand for, and market acceptance of, wireless and other mobile computing devices are subject to a high level of uncertainty and are dependent on a number of factors, including:

     o the growth in access to, and market acceptance of, new interactive technologies;

     o emergence of a viable and sustainable market for wireless and mobile computing services;

     o the development of technologies that facilitate interactive communication between organizations; and

     o    increases in bandwidth for data transmission.

     If the market for wireless and other mobile computing devices as a commercial or business medium does not develop, or develops more slowly than expected, our business, results of operations and financial condition will be seriously harmed.

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

     o our distribution and pricing strategies as compared to those of our competitors;

     o growth in sales of handheld devices supported by our software and growth in wireless network capabilities to match end-user demand and requirements;

     o    our industry reputation; and

     o general economic conditions such as slowdowns in the computer or software markets or the economy in general.

Our market changes rapidly due to evolution in technology and industry standards. If we do not adapt to meet the sophisticated needs of our customers, our business and prospects will suffer.

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

     We may not be able to respond effectively to the technological requirements of the changing market. To the extent we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment are likely to continue to require significant capital investment by us. Sufficient capital may not be available for this purpose in the future, and even if it is available, investments in new technologies may not result in commercially viable technological processes and there may not be commercial applications for such technologies. If we do not develop and introduce new products and services and achieve market acceptance in a timely manner, our business and prospects may suffer.

Increasing government regulation could cause demand for our products and services to grow more slowly or to decline.

     We are subject not only to regulations applicable to businesses generally, but also to laws and regulations directly applicable to wireless and other mobile computing devices. Demand for our products in certain countries, and our ability to meet this demand, is subject to export controls on hardware and on the encryption software incorporated into our products. In addition, state, federal and foreign governments may adopt laws and regulations governing any of the following issues:

     o    taxation of electronic commerce;

     o    the wireless distribution of specific material or content; and

     o    the characteristics and quality of mobile products and services.

     One or more states or the federal government could enact regulations aimed at companies like us, which provide software that facilitates e-commerce and wireless communications. The likelihood of the enactment of regulation in these areas will increase as wireless and other mobile devices become more pervasive. Any legislation, regulation or taxation of electronic commerce could dampen the growth of wireless and other mobile computing devices. If a reduction in growth occurs as a result of these events, demand for our services, technologies and other products could decline significantly.

If we fail to maintain our existing relationships or enter into new relationships with OEMs, business development organizations, and sales distribution channels, our brand awareness, the sales of our products and use of our services would suffer.

     The success of our product and service offerings depends, in large part, on our ability to develop and maintain relationships with OEMs and business development organizations that help distribute our products and promote our services. We depend on these relationships to:

     o    distribute our products to purchasers of mobile devices;

     o    increase usage of our technology licensing components;

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

     We currently face direct competition with respect to our Intellisync, Intellisync Anywhere, Enterprise Intellisync, Satellite Forms, Sync-it, Browse-it and Mind-it products. Intellisync retail and Enterprise products face competition from AvantGo Inc.'s Pylon Conduit, Chapura, Inc.'s Pocket Mirror, Extended Systems, Inc.'s XTNDConnectPC, IBM Corporation's Lotus Software EasySync Pro, Laplink, Inc.'s PDASync, Microsoft, Inc's ActiveSync and Palm Desktop from Palm, Inc. Satellite Forms faces competition from Adobe Systems, Inc., Aligo, Inc., AppForge, Inc., Covigo, Inc., iConverse, Inc., Metrowerks Code Warrior, mPortal, Inc., Pencel Corporation, Pendragon Software Corporation, and Penright Corporation's MobileBuilder. Our server-based software and Sync-it product's synchronization features face competition from Aether Systems, AvantGo, Extended Systems, FusionOne, Inc., InfoSpace, Inc., Infowave Software, JP Mobile, Inc., Microsoft, Motorola, Inc., Openwave, Inc., Sybase, Inc., Synchrologic, Inc., Wireless Knowledge, Inc., and XcelleNet, Inc. Browse-it's transformation and mobile content distribution features face competition from AU-Systems, AvantGo, Bitstream Inc.'s Thunderhawk, Everypath, Inc., 4thpass LLC, Handspring's Bluelark Systems, Neomar, Inc., Qualcomm, Inc., ThinkersGroup, Inc. and Wireless Knowledge. In the area of alerts, change detection and analytics, Mind-it faces competition from Adeptra, Inc., Alerts.com, Inc., Categoric Software Corporation, Connotate Technologies, Inc., MicroStrategy, Inc., and 724 Solutions Inc. In addition to direct competition noted, we face indirect competition from existing and potential customers that may provide internally developed solutions to each of our technology licensing components.

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

     Increased competition could result in:

     o    price and revenue reductions, and lower profit margins;

     o    loss of customers or failure to obtain additional customers; and

     o    loss of market share.

     Any one of these could materially and adversely affect our business, financial condition and results of operations.

We are dependent on our international operations for a significant portion of our revenues.

     International revenue, primarily from customers based in Japan, accounted for 28% and 31% of our revenue in the three and nine months ended April 30, 2002, respectively, and 19% and 22% of our revenue, respectively, in the corresponding periods in fiscal 2001. In the future, we may further expand our international presence. As we continue to expand internationally, we are increasingly subject to risks of doing business internationally, including:

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

     o gains and losses on the conversion to United States dollars of accounts receivable and accounts payable arising from international operations, due to foreign currency denominated sales;

     o nonrefundable withholding taxes on royalty income from customers in certain countries, such as Japan and Taiwan;

     o an adverse effect on our provision for income taxes based on the amount and mix of income from foreign customers; and

     o exposure to risk of non-payment by customers in foreign countries with highly inflationary economies.

     Any of these risks could harm our international operations. For example, some European countries already have laws and regulations related to content distributed via Internet technologies that are stricter than those currently in force in the United States. The European Parliament has adopted a directive relating to the reform of copyright in the European Community that restricts caching and mirroring. Any or all of these factors could cause our business and prospects to suffer.

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

     As of April 30, 2002, our goodwill and other intangibles, which are currently being amortized over a period of 18 months to five years, amounted to $8.7 million, net of accumulated amortization. We will continue to amortize our goodwill, $2.7 million for fiscal 2002, until our adoption in fiscal 2003 of SFAS No. 142, which requires the discontinuance of goodwill amortization. We will amortize approximately $2.4 million and $0.8 million for other intangibles in fiscal 2002 and 2003, respectively. However, to the extent we do not generate sufficient cash flows to recover the net amount of any investment in goodwill and intangibles recorded, the investment could be considered impaired and subject to earlier write-off. In such events, our results of operations in any given period could be negatively impacted.

There are risks associated with our long-term investments that may adversely affect our results of operations.

     Historically, we have made direct or indirect investments in privately held companies. Currently, we have a commitment with a venture capital firm that invests in companies that we believe have the potential to grow, and we may continue to make strategic investments in the future. There can be no assurance that these investments will bring us a return on investment. In addition, because the strategic investments tend to be in small, start-up technology companies that are at risk for financial failure especially during an economic slowdown, there is a greater risk that the investments might be impaired. Any impairment of such investments in the future could have a material adverse effect on our results of operations and financial condition. Refer to the caption "Other-than-Temporary Impairment of Investments" set forth under Results of Operations and Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements above for more information on our recent write-down of investments.

We may incur significant stock-based compensation charges related to our stock option cancellation/regrant programs in future periods.

     Under the guidance in FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25, we have incurred and will continue to incur variable accounting costs related to certain stock options under our cancellation/regrant programs. These costs have been, and will be, based on the amount by which the common stock closing price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacements, if earlier, exceeds the exercise price. The costs are amortized on an accelerated basis over the remaining vesting period consistent with the method described by FIN No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Depending upon movements in the market value of our common stock, the variable accounting treatment of certain stock options we granted may result in significant additional non-cash compensation costs in future periods. Refer to the caption "Non-Cash Stock Compensation" set forth under Results of Operations and Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements above for more information on our recent cancellations/regrant programs.

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

     To date, the majority of our customers have paid for our products and services in United States dollars. For the first three quarters of fiscal 2002 and fiscal 2001, costs denominated in foreign currencies were nominal and we had minimal foreign currency losses during those periods. However, we believe that in the future an increasing portion of our costs will be denominated in foreign currencies as we ramp up our offices in Europe and open offices in other countries. Fluctuations in the value of the Yen, Euro or other foreign currencies may cause our business and prospects to suffer. We will also be exposed to increased risk of non-payment by our customers in foreign countries, especially those with highly inflationary economies. We currently do not engage in foreign exchange hedging activities and, although we have not yet experienced any material losses due to foreign currency fluctuation, our international revenues are currently subject to the risks of foreign currency fluctuations, and such risks will increase as our international revenues increase.

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

     We have in the past acquired or made investments in, and in the future intend to acquire or make investments in, other complementary companies, products and technologies. We have acquired certain assets of Windward and SwiftTouch and acquired Dry Creek, NetMind, ProxiNet, SoftMagic Corporation, RealWorld Solutions, Inc. and IntelliLink Corporation. In the event of any future acquisitions or investments, we could:

     o issue stock that would dilute the ownership of our then existing stockholders;

     o    incur debt;

     o    assume liabilities;

     o face the SEC challenges to the accounting treatment of these acquisitions, which may result in changes to our financial statements and cause us to incur charges to earnings over time that we did not expect;

     o incur amortization expenses related to intangible assets (other than goodwill); or

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

     At April 30, 2002, we had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents and securities available for sale, of $26,669,000. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of April 30, 2002, the decline of the fair value of the portfolio would be immaterial. Other than certain government securities, our fixed income investments have maturities of less than one year. While we intend to hold such fixed income investments until maturity to avoid recognizing an adverse impact in income or cash flows, in the event of an increase in market interest rates, there can be no assurance that we will be able to do so.

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

     We are a limited partner in a venture capital fund, through which we invest in equity instruments of privately-held companies for business and strategic purposes. Our investment in this venture capital fund is included in other assets and is accounted for under the cost method as our ownership is less than 3% and we do not have the ability to exercise significant influence over operations. At April 30, 2002, this investment amounted to $2,305,000. (Refer to Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more details.) For such investment, we regularly review the operating performance of the fund in assessing the carrying value. We identify and record an impairment loss when events and circumstances indicate that such asset might be impaired. During the third quarter of fiscal 2002, we recorded a charge for an other-than-temporary impairment of investments of approximately $195,000 related to our pro-rata share of net loss realized by our venture capital fund on sale or liquidation of certain investments.

     Although we will continue to assess the carrying values of our investments, we cannot be assured that a decline in value of our current and future investments will not adversely affect our financial results in the future. Furthermore, given the recent unfavorable economic conditions and the effect of economic slowdown on the capital markets, we cannot be assured that any other investments we have can be fully recouped, if at all.

                                 PUMATECH, INC.

                           PART II - OTHER INFORMATION

Item 1.  Legal proceedings

     On April 19, 2002, we filed a patent infringement suit against Extended Systems, Inc. in the United States District Court for the Northern District of California. We alleged that Extended Systems' server and desktop products infringe on seven of our synchronization-related patents. We are seeking in the suit an injunction against future sales of Extended Systems' infringing server and desktop products, as well as damages for past sales of the infringing products. We further alleged that Extended Systems' infringement of the seven synchronization patents was willful and deliberate, entitling us to an award of treble damages, costs and reasonable attorneys' fees. On May 28, 2002, we filed an amended complaint in the lawsuit, adding claims of trademark infringement, unfair competition and interference with contract, all in connection with Extended Systems' use of our Satellite Forms trademark. Extended Systems has not yet filed a formal response in the lawsuit.

     We are also involved in various legal proceedings from time to time arising in the ordinary course of business, none of which are expected to have a material adverse effect on our results of operations or financial condition.

     Refer to the caption "Our failure to adequately protect our proprietary rights may harm our competitive position" set forth under Factors That May Affect Future Operating Results in Part I, Item 2 above.

Item 2.  Changes in securities and use of proceeds - Not Applicable


Item 3.  Defaults upon senior securities - Not Applicable


Item 4.  Submission of matters to a vote of security holders - Not Applicable


Item 5.  Other information


     On June 11, 2002, we received a letter from The Nasdaq Stock Market, Inc. (Nasdaq) stating that our common stock had failed to maintain a minimum bid price of $1.00 over the prior 30 consecutive trading days as required for continued listing on the Nasdaq National Market under Marketplace Rule 4450(a)(5). We have 90 days or until September 9, 2002, to regain compliance with this rule. If at any time before September 9, 2002, the closing bid price of our common stock is at least $1.00 for a minimum of ten consecutive trading days, staff at Nasdaq will notify us of our compliance with the rule. However, if we are unable to demonstrate compliance by September 9, 2002, the staff at Nasdaq will provide us with written notification that our securities will be delisted. At that time, we can appeal to the Nasdaq Listing Qualifications Panel and undertake measures intended to maintain our listing. There can be no assurances that this appeal would be resolved favorably. In the event that any such appeal is denied, our common stock would thereafter be quoted on the Over-the-Counter Bulletin Board unless re-listed on the Nasdaq National Market or another exchange or quotation system.

         Refer to the caption "Nasdaq could delist Pumatech common stock if we do not maintain compliance with Nasdaq's minimum bid price or continue to comply with financial, corporate governance, and other standards for continued listing" set forth under Factors That May Affect Future Operating Results in
Part I, Item 2 above.


Item 6.  Exhibits and reports on Form 8-K

     (a) Exhibits
         --------

           10.1 Sublease Agreement, dated February 4, 2002 by and between Pumatech, Inc. and AlphaSmart, Inc.

     (b) Reports on Form 8-K - Not Applicable
         -------------------

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                 PUMATECH, INC.
                                 (Registrant)

Date:  June 13, 2002             By:             /s/ KELLY J. HICKS
                                    --------------------------------------------
                                                     Kelly J. Hicks
                                             Vice President of Operations and
                                                 Chief Financial Officer
                                    (Principal Financial and Accounting Officer)