Form 10-K
period 2002-07-31
PUMATECH INC
filed 2002-10-17
CIK 1020716

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(408) 321-7650
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 4, 2002, was approximately $12,541,353.49.

The number of the registrant’s $0.001 par value Common Stock outstanding as of October 4, 2002, was 46,133,661 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III

Certain sections of the Proxy Statement for registrant’s 2002 Annual Meeting of Stockholders to be held on December 6, 2002 to be filed with the Commission pursuant to Registration 14A no later than 120 days after the end of the fiscal year covered by this Form.

PART I

ITEM 1.    BUSINESS

This Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Words such as “anticipates,” “believes,” “expects,” “future,” “plan,” “intends” “should,” and similar expressions are used to identify forward-looking statements. These statements are only projections based on current assumptions made by management. The actual results that we achieve may differ materially from those indicated in any forward-looking statements due to the risks and uncertainties set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business Risks” and elsewhere in this Form 10-K. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by us in this report and our reports filed with the Securities and Exchange Commission that inform interested parties on the risks and factors that may affect our business.

Overview

Pumatech, Inc. develops, markets and supports synchronization, mobile-application development, and mobile-application management/device management software that enables consumers, mobile professionals and information technology (IT) officers to harness the full capabilities of handheld organizers/computers, Web-enabled cellular phones, pagers and other wireless or wireline personal communications platforms. Our software is designed to improve the productivity of business professionals and corporations who are increasingly relying on mobile computing devices to address their growing needs for accessible, up-to-date information, whether in or out of the office. Our product families, which include Intellisync®, Enterprise Intellisync™, Enterprise Intellisync, Second Edition and Satellite Forms® software, along with our technology licensing offering—the Intellisync Software Development Kit (Intellisync SDK)—are designed to connect mobile devices to essential information anytime, anywhere.

Pumatech was incorporated in California in August 1993 and reincorporated in Delaware in November 1996, both under the name Puma Technology, Inc. We changed our corporate name to Pumatech, Inc. in December 2000. Our principal executive offices are located at 2550 North First Street, Suite 500, San Jose, California 95131, and our web address is www.pumatech.com. The information posted on the Web address is not incorporated into this Annual Report on Form 10-K.

We have organized our operations into a single operating segment encompassing the development, marketing and support of mobile data exchange software. For further discussion of financial information related to our operating segment, refer to Note 17 to Consolidated Financials Statements set forth in Part IV of this Annual Report on Form 10-K.

Industry Background

In recent years, significant advancements in miniaturization, visual displays, long-life batteries and portable communications have led to the introduction of many innovative, new mobile computing devices. These highly portable devices allow users to work and communicate while they are away from the office and have fueled the significant growth of mobile computing. The growth of the mobile computing industry began with the widespread adoption of notebook computers, which provided mobility and an extension of corporate enterprise data, followed by the emergence of handheld devices to which personal information was delivered locally from a desktop personal computer (PC). Today, in this period of “anytime, anywhere” access, the mobile computing industry is capitalizing on both wired and wireless access to information that can reside on a PC, an intranet/corporate server or even on the Internet. This information or content is often highly customized, based on distinct user preferences.

The mobile computing market for all handheld device categories has been on a steady growth path since the mid 1990s. Smart electronic consumer devices, such as personal electronic organizers, smart phones and pagers have been proliferating, providing data storage and information management capabilities to the mobile business professional. Today’s popular handheld devices include Palm OS® based solutions from Palm, Inc., Sony Corporation, Handspring, Inc. and Symbol Technologies; Windows CE/Pocket PC-based devices from Hewlett-Packard Company, Toshiba America, Inc., and others; Symbian-based handhelds from companies like Psion PLC; and BlackBerry devices from Research in Motion (RIM).

As more types of new mobile computing devices become available to business professionals, users are faced with the difficulty of exchanging information among these various devices. This problem of interoperability is caused by the need to exchange information among different hardware devices, operating systems and applications. Hardware platforms range from high-speed Pentium PCs with hundreds of megabytes of memory and gigabytes of storage, to “shirt pocket” organizers, with specialized processors and limited memory and storage. In addition, these devices use numerous operating systems, such as Windows 2000, Windows XP, Windows NT, Windows CE/Pocket PC, DOS, Palm OS, Symbian and others, and utilize an even greater range of information management applications, databases and data formats. Enabling these devices to communicate, exchange and synchronize information is a complex and challenging task. Simply facilitating synchronization requires data-level, or content-aware, synchronization technology to maintain complete, up-to-date and accurate information. For example, content-aware data synchronization technology allows users to exchange addresses from the Address Book software application on a Palm OS handheld with Microsoft Outlook on a desktop PC or Lotus Notes on corporate server, updating only the fields that have been most recently modified, rather than copying one file over another, thereby synchronizing both databases with the latest information.

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

Our Technology Solutions

Our software solutions, anchored by the award-winning Intellisync family and Satellite Forms software, along with our technology licensing offering—the Intellisync SDK—are designed to increase productivity for business professionals by allowing users to easily access, exchange and synchronize information stored on a variety of different computing devices. Our technologies and products allow the mobile professional to access information with easy-to-use applications, saving time and money.

We also work closely with companies to embed our technologies into new and existing applications by combining off-the-shelf products and custom-built applications. By operating on multiple platforms and streamlining delivery of information from common repositories such as intranets, the World Wide Web, corporate PIM (Personal Information Management) applications and databases, we extend information to the companies’ points of business.

Our technology solution includes the following characteristics:

•
Intelligent, Content-Aware Data Synchronization.    Our patented Data Synchronization Extensions Technology (DSX Technology® engine) provides content-aware data synchronization among a growing number of handheld devices and industry-leading PIM software, contact management and scheduling applications such as Microsoft Outlook, Schedule+ and Exchange, Lotus Notes and Organizer, Symantec ACT!, Novell GroupWise, and others. Our technology seamlessly and transparently translates the information from one data format to another as the information is synchronized. Built on a powerful synchronization engine, it can expand via device- and application-specific connectors to accommodate new devices and applications. With the Intellisync SDK, we have enabled independent software vendors (ISVs), device original equipment manufacturers (OEMs) and Internet-based services to build synchronization solutions for their products on the Intellisync platform, further entrenching our standard, and have lowered our own development costs.

•
Anytime, Anywhere Handheld Access to Corporate Applications.    With the Enterprise Intellisync Server, a major component of Pumatech’s Enterprise Intellisync, Second Edition package, we are providing a single resource for synchronizing PIM, e-mail, and custom database information, both locally and remotely, between desktop PCs, servers, and mobile devices, and for managing handheld software and devices from one centralized location.

•
Network and Device Independent Solutions for Broad Interoperability.    Our products provide connectivity and content-aware data synchronization among industry-leading PCs and mobile computing devices, operating systems and applications. Our products operate with major PC operating systems for Windows 98, Windows 2000, Windows XP, Windows Me, and Windows NT, as well as several proprietary operating systems. We also provide interoperability across a wide range of industry-standard and vendor-specific applications by supporting multiple data formats.

Products

We offer a wide range of software technologies, products and services to the OEM, enterprise, retail and online markets. These offerings allow users to synchronize critical information between both wired and wireless handheld devices and the vast stores of information found in corporate databases, intranets, the Internet and individuals’ PC applications. With our advanced data synchronization and other technologies, we have developed a number of products designed for a specific application, operating system or hardware platform. We also provide the tools needed to create custom handheld applications.

Product Name	Description	Introduction Date
Enterprise Solutions
Desktop-based Solutions
Intellisync
Enables direct synchronization of calendars, e-mail, contacts, and tasks between Palm OS, Windows CE/Pocket PC or Symbian Release 5.0-compatible handhelds and the leading PC-based PIM, contact management and groupware messaging applications. With its patented DSX Technology engine, Intellisync lets users simultaneously synchronize handheld organizer data with multiple PC applications such as Microsoft Outlook, Schedule + and Exchange, Lotus Notes and Organizer, Novell GroupWise, ACT! and others.

August 1996
Intellisync for Notebooks
Sold through the OEM channel, Intellisync for Notebooks provides file transfer and synchronization, including PIM-to-PIM synchronization between two PCs (via infrared or cabled connections) or between a PC and a network server (via mapped network drive).

September 1997

Product Name	Description	Introduction Date
Intellisync Gold
Designed for the corporate market, Intellisync Gold is an all-in-one site licensing solution for synchronization between PCs and Palm OS, Pocket PC, Windows CE or Symbian Release 5.0-compatible handhelds. It also supports synchronization among the most popular PC applications: personal information software like Microsoft Outlook (including Outlook XP), Lotus Organizer and ACT! to groupware solutions such as Lotus Notes and Novell GroupWise. Intellisync Gold is licensed on a “per seat” basis and includes Pumatech’s Premier Subscription Service.

October 1997
Enterprise Intellisync, Desktop (with integrated Administrator’s Console)
Permits IT managers to efficiently deploy and manage desktop implementations of Intellisync from one central location. It includes Intellisync PC-to-handheld synchronization software, plus an Administrator’s Console for tasks like deployment, license management and troubleshooting. In one easy step, Enterprise Intellisync automatically synchronizes calendar, e-mail, contacts and tasks with personal information management, contact management and groupware applications, including Microsoft Outlook (including Outlook XP), Microsoft Exchange, Microsoft Schedule+, Lotus Notes and Organizer, ACT!, and Novell GroupWise. Enterprise Intellisync can be used in conjunction with Microsoft Systems Management Server (SMS) or other systems management software to distribute configured and licensed copies of Intellisync.

June 2001
Server-based Solutions
Enterprise Intellisync, Second Edition
Provides groups with a single resource for synchronizing PIM and custom database information, locally and remotely, between desktop PCs, servers, and mobile devices, and for securely managing handheld software and devices from one, centralized location. Enterprise Intellisync, Second Edition includes the Intellisync engine for desktop, LAN (local area network)-based, and remote synchronization of e-mail, calendar, contacts, and tasks between handheld devices and such leading PC-based applications as Microsoft Exchange and Lotus Notes. It also facilitates local and remote synchronization between custom handheld applications created with Satellite Forms software and back-end databases, including Oracle, Microsoft SQL (Structured Query Language) Server, and many other ODBC (Open Database Connectivity)-compliant data sources. An integrated, centralized Administrator’s Console greatly simplifies the task of deploying, managing, and upgrading Enterprise Intellisync’s software components throughout the customer’s organization, while also addressing the issue of managing numerous handhelds.
April 2002

Product Name	Description	Introduction Date
Development Solutions
Satellite Forms MobileApp Designer
A rapid application development (RAD) tool for Palm OS and Pocket PC handhelds, Satellite Forms MobileApp Designer lets developers quickly create and deploy custom handheld applications, which can be tightly integrated with desktop or network databases, including Oracle, DB2, and Microsoft Access, or directly with server-based data via Pumatech’s Enterprise Intellisync Server software (included with Satellite Forms). Through this integration, Satellite Forms acts as a catalyst for the proliferation of new and diverse custom software applications.
July 1998 (acquired)

Technology Licensing Solutions
Development Solutions
Intellisync Software Development Kit (Intellisync SDK)
It provides a solution for adding intelligent synchronization to enterprise applications, mobile devices and Web-based services. With intelligent synchronization, users can keep their critical information up-to-date and “in sync” across multiple applications and mobile devices.
February 1998

Intellisync for Web Toolkit
Designed for Intellisync SDK customers who are looking to decrease development and deployment time and costs, the Intellisync for Web toolkit provides a pre-built Connector and easily customized/branded Intellisync desktop client. Developers do not need to implement any code on the client—only the server-side code in Extensible Markup Language (XML) to communicate with their custom application. (Intellisync SDK license required.)
July 2000 (acquired)

Intellisync for Desktop Toolkit
Designed for Intellisync SDK customers who are looking to decrease development and deployment time and costs, the Intellisync for Desktop toolkit provides a pre-built Connector and easily customized/branded Intellisync desktop client. Developers do not need to implement any code on the client—only the COM DLL (Dynamic Link Library) to communicate with their custom application. (Intellisync SDK license required.)
July 2000 (acquired)

Other Intellectual Properties
Sync-it, Mind-it™, and Browse-it™(1)
Targeted to carriers, Sync-it allows true, multi-point, Web-based synchronization of contacts, calendar, tasks, and e-mail between a handheld device and a home PC, work PC, or Internet PIM, using a network, dial-up, or wireless connection to the Internet.
February 2001

Mind-it is a service for users who want to track business and personal information on the Internet, intranets and extranets, and be notified in real-time via e-mail, the Web, or mobile devices, including WAP (Wireless Application Protocol)-and iMode phones, when that information changes. Mind-it works with the browser and e-mail users already have installed on their machines. It puts users in control by letting them decide which portion of a page to track, how often to receive updates, and where to be notified about the change.
February 2000 (acquired)

Product Name	Description	Introduction Date

Browse-it is a server-based transformation engine that turns HTML (Hypertext Markup Language) pages into live, interactive content uniquely reformatted for Palm OS handheld devices. Browse-it enables users to view Web content, including color graphics, online on Palm OS handhelds via a wireless or wireline modem with no re-authoring required, as well as to take “Snapshots” for offline viewing when online access is not available.
June 2000

(1)
As part of our recent plan to focus our effort on developing and selling mobile computing solutions geared to enterprise customers, we have eliminated our online service offerings which incorporated the above service-oriented intellectual properties—Sync-it, Mind-it and Browse-it.

Technology

Our software products allow the exchange and synchronization of data across diverse platforms, operating systems and applications. We have developed two complementary proprietary technologies—Data Synchronization Extensions Technology (DSX Technology engine) for content-aware data synchronization, and Notification Transport Processing Technology (NXP Technology™ engine) engine for optimizing performance of wireless connections. These technologies, utilized individually and together, enable us to provide comprehensive solutions that meet the market’s growing needs for convenient, accurate, easy-to-use data exchange, synchronization and connectivity.

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

Synchronization Engine.    Our proprietary synchronization engine is the central component responsible for controlling the flow of data throughout the entire synchronization process. It directs connector modules to retrieve, add, delete, change and distribute data records or fields on demand.

Intermediate Data Representation.    Our synchronization technology makes extensive use of modularity to maximize reusability of the connector modules. The synchronization engine communicates with all connector modules using a common “dialect,” referred to as intermediate data representation. Intermediate data representation stipulates rules for exchanging common types of data imposing restrictions on data content (i.e., the number and type of fields in each application). The existence of the intermediate data representation makes it possible for a new connector to immediately synchronize with any supported application or mobile computing device.

Connectors.    Each connector module is responsible for interfacing with one application or mobile computing device. When operating under Windows, a connector is packaged as a separate Dynamic Link Library (DLL) for maximum reusability. The development of new connectors (as well as the maintenance of existing modules) is simplified by the existence of the connector framework, a collection of powerful C++ classes that supply software engineers with the necessary abstractions to quickly and easily develop connector modules to meet expanding market needs.

NXP Technology.    NXP Technology is a core technology underpinning the Enterprise Intellisync product family of remote synchronization server solutions. NXP Technology optimizes performance of increasingly common wireless connections by automatically checking and preparing for synchronization of all new information for each user, such as email and appointments, stored on corporate servers. This process minimizes end user remote synchronization time and reduces the overhead on the corporate messaging server itself.

Professional Services Group

We believe that delivering quality professional services provides us with a significant opportunity to differentiate ourselves in the marketplace. Our professional services group provides business application experience, technical expertise and product knowledge to complement our various mobile technologies and to provide solutions to customers’ business requirements. The group specializes in creating consumer and enterprise solutions that combine handheld, mobile, wireless, desktop, Internet, synchronization, back-office applications and database technologies. We work across multiple phases of development projects: business analysis and strategic technology consulting, project management, design, engineering, quality assurance, software testing, localization and technical writing.

Sales and Marketing

We strive to be both a marketing and a technology partner with our OEM customers and our strategic partners. Our sales and marketing organization sells our products directly to our OEM partners, and then works with them on joint marketing and channel programs. We work closely with OEM partners on their new hardware products by providing them with technical input, thereby helping to ensure that our software products will work successfully with the OEM’s hardware products. We also train and educate the OEM’s sales and marketing organizations on our products, allowing them to act as our “virtual” sales force to their channels and direct customers. In addition, we work closely with our hardware and software strategic partners to develop effective marketing programs designed to increase sales.

Revenue from OEMs was approximately 39%, 28% and 43% of revenue in fiscal 2002, 2001 and 2000, respectively. Although several OEMs are subject to certain contractual minimum purchase obligations, there can be no assurance that any particular OEM will satisfy the minimum obligations. Weakening demand from any key OEM and the inability to replace revenue provided by such an OEM could have a material adverse effect on our business, operating results and financial condition. We maintain individually significant receivable balances from major OEMs. If these OEMs fail to meet their payment obligations, our operating results could be materially and adversely affected.

We distribute our retail products through several distribution channels, both domestically and internationally. In the United States, our sales organization works directly with major distributors, resellers, computer dealers, retailers, mail-order companies and non-brick-and-mortar web stores to distribute our retail packaged products. Internationally, we market and sell through selected distributors and republishers that focus on specific geographic and market segment areas. These international partners operate as an extension of our marketing and sales organizations, developing the appropriate sales channels in their regions. They also work with local resellers as well as local offices of our OEM customers to develop specific marketing and channel promotions for their regions. As of July 31, 2002, we were represented by over 100 distributors and resellers in North America, Europe, Asia Pacific, South America, and Africa and are continuing to expand our international reach as appropriate distributors or republishers are found. Also, refer to the discussion below under the caption “Business Risks—We are dependent on our international operations for a significant portion of our revenues.”

Consistent with industry practice, we provide our distributors with stock balancing programs that permit our distributors to return slow-moving products to us for credit. The immediate effect of such returns on our quarterly operating results has been minimal to date as we recognize revenues on products shipped to distributors at the time the merchandise is sold by the distributor. To date, we have not experienced any significant returns.

One distributor, Ingram Micro US, accounted for 17%, 14% and 13% of our total revenue during fiscal 2002, 2001 and 2000, respectively.

Our agreements with OEMs, distributors, and resellers generally are nonexclusive and may be terminated on short notice by either party without cause. Furthermore, our OEMs, distributors, and resellers are not within our control, are not obligated to purchase products from us, and may represent other lines of products, including competing products. A reduction in sales effort or discontinuance of sales of our products by our OEMs, distributors, and resellers could lead to reduced sales and could materially adversely affect our operating results.

Increasingly, we are also distributing our software products directly to corporate customers through our Intellisync Gold, Enterprise Intellisync, Enterprise Intellisync, Second Edition, and Satellite Forms enterprise site license programs. Our software products are currently embedded in technology solutions of nearly 200 companies. Additionally, several of the Fortune 1000 companies have standardized on our Intellisync software as their synchronization standard.

We recently announced the appointment of Clyde Foster as our new senior vice president of sales and marketing following the departure of executive vice president of sales and business development Stephen A. Nicol. We have sales and marketing offices located in the United States, the United Kingdom and Japan and a number of sales representatives working from their homes to cover local territories.

In order to further develop our brand name recognition, we plan to continue to expand our joint marketing programs, marketing channel promotions and bundling arrangements with all our strategic partners.

Customer Support

Our service and support organization provides secondary technical support to OEMs, primary technical support to retailers and end users, and education and training services to OEMs and retailers. We also utilize an outsourced vendor to provide first line technical support related to the majority of our retail products. Our current OEMs typically have software maintenance agreements with us. These agreements provide for technical support and include maintenance of our products in accordance with specifications contained in our guidelines for such products, as well as access to technical support personnel by telephone, fax and e-mail. Customers under license agreements are typically entitled to certain product updates and modifications, primarily bug fixes. Our OEMs and some of our retail channel partners provide telephone and initial support to end-users.

Competition

The market for our software remains intensely competitive. To maintain or increase our competitive advantage, we will continually need to enhance our current product, service and technology offerings, introduce new product features and enhancements, and expand our professional service capabilities. We currently face direct competition with respect to our Intellisync, Enterprise Intellisync and Satellite Forms products. Intellisync retail and enterprise products face competition from AvantGo Inc.’s Pylon Conduit, Chapura, Inc.’s Pocket Mirror, Extended Systems, Inc.’s XTNDConnectPC, IBM Corporation’s Lotus Software EasySync Pro, Laplink, Inc.’s PDASync, Microsoft, Inc’s ActiveSync, Palm Desktop from Palm, Inc. and others. Satellite Forms faces competition from Adobe Systems, Inc., Aligo, Inc., AppForge, Inc., Covigo, Inc., iConverse, Inc., Metrowerks Code Warrior, mPortal, Inc., Pencel Corporation, Pendragon Software Corporation, Penright Corporation’s MobileBuilder and others. Our server-based software’s synchronization features face competition from Aether Systems, AvantGo, Extended Systems, FusionOne, Inc., InfoSpace, Inc., Infowave Software, JP Mobile, Inc., Microsoft, Motorola, Inc., Openwave, Inc., Sybase, Inc., Synchrologic, Inc., Wireless Knowledge, Inc., XcelleNet, Inc. and others.

In addition to direct competition noted above, we face indirect competition from existing and potential customers that may provide internally developed solutions for each of our technology licensing components. As a result, we must educate prospective customers as to the advantage of our products versus internally developed solutions. We currently face limited direct competition from major applications and operating systems software vendors who may in the future choose to incorporate data synchronization functionality into their operating systems software, thereby potentially reducing the need for OEMs to include our products in their notebook and desktop PCs. For example, Microsoft’s inclusion of certain features permitting data synchronization between computers utilizing the Windows 98, Windows 2000, Windows Me, Windows NT or Windows XP operating system may have the effect of reducing revenue from our software if users of these operating systems perceive that their data synchronization needs are adequately met by Microsoft. Other competing companies providing increased “real-time” access to corporate data via wireless connectivity from mobile devices, such as Palm OS, Windows CE/Pocket PC, RIM wireless handhelds and WAP phones, may have given users the perception that “off-line” synchronization would not be valuable or may not be needed at all. We, therefore, may need to educate our prospective customers on the advantages of “off-line” synchronization and other features of our products vs. competitive products or services that have provided “real-time” access to users who may find inconsistent service and 24/7 ubiquitous access offered by network carriers frustrating and unsatisfactory.

Certain companies, with whom we compete or may compete in the future, including internal software development groups of our current and potential customers, have substantially greater financial, marketing, sales and support resources and may have more “brand-name” recognition than we do. There can be no assurance that we will be able to either develop software comparable or superior to software offered by our current or future competitors or to adapt to new technologies, evolving industry standards and changes in customer requirements. In addition, the PC and mobile computing device markets experience intense price competition, and we expect that in order to remain competitive, we may have to decrease our unit royalties on certain products.

The principal competitive factors affecting the market for our software are:

•	the level of quality of the products and services provided—compatibility, functionality, reliability;

•	brand recognition and reputation for providing trusted products and services;

•	the level of security of the products and services provided;

•	price;

•	convenience and breadth of products and services offered;

•	the quality and market acceptance of new enhancements to our current services and features; and

•	OEM relationships and other strategic arrangements with third parties.

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

Also, refer to the discussion below under the caption “Business Risks—There are many companies providing competing products and services.”

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

The markets for our products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. Our future success will depend to a substantial degree upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards. We plan our budget for research and development based on planned product introductions and enhancements. However, actual expenditures may significantly differ from budgeted expenditures. A number of risks are inherent in the product development process. The development of new, technologically advanced software products is a complex and uncertain process requiring high levels of innovation, as well as accurate anticipation of technological and market trends. The introduction of new or enhanced products also requires us to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. There can be no assurance that we will successfully develop, introduce or manage the transition to new products. We have in the past, and may in the future, experience delays in the introduction of our products, due to both internal and external factors. Any future delays in the introduction or shipment of new or enhanced products, the inability of such products to gain market acceptance or problems associated with new product transitions could adversely affect our operating results, particularly on a quarterly basis. Also, refer to the discussion below under the caption “Business Risks—Our market changes rapidly due to changing technology and evolving industry standards. If we do not adapt to meet the sophisticated needs of our customers, our business and prospects will suffer.”

Employees in our engineering group are engaged in product development and localization efforts for existing products. Product maintenance and customer support responsibilities are shared by engineering group employees on an as-needed basis. In developing new products or enhancements, we work closely with current and prospective customers, as well as with industry experts, to ensure that our products address current problems and emerging requirements. We believe that such collaboration is critical to develop and improve our products and services. Our engineering group also works closely with our sales and marketing and professional services groups to develop products that meet real customer needs. We also complement our engineering capacity with a number of European software development partners performing certain product engineering-related projects and other engineering requirements that may arise. In fiscal 2002, 2001 and 2000, research and development expenses were $15.2 million, $23.7 million and $17.9 million, respectively.

Our engineering group is currently concentrating efforts on consolidating our software product lines to focus on developing and delivering mobile computing solutions on a single, highly functional and scalable mobile- server platform geared to enterprise customers, in addition to offering our Intellisync desktop synchronization package. Our mobile server features the capabilities of Intellisync, Enterprise Intellisync and Satellite Forms software. We will continue to enhance these products to support the widest possible range of groupware and mobile-device platforms. The mobile server will also feature extensive gateways to enterprise applications and communications platforms as well as centralized management of mobile applications and devices.

Proprietary Technology and Intellectual Property

Our success depends significantly upon our proprietary technology. We rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions and other measures to protect our proprietary rights. We also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and name recognition are essential to establishing and maintaining a technology leadership position. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We currently have 18 issued United States patents that expire in 2012 through 2019 and have 18 patent applications pending. There can be no assurance that our patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by us, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to our technology or design around the patents owned by us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not ensure that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. We have entered into source code escrow agreements with a limited number of our customers and resellers requiring release of source code in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against us, if we cease to do business or if we fail to meet our support obligations. We also provide our source code to foreign language translation service providers and to consultants in a limited circumstance. The provision of source code to such parties may increase the likelihood of misappropriation by third parties.

Litigation may be necessary to enforce our intellectual property rights or to protect our trade secrets or trademarks. For instance, on April 19, 2002, we filed a patent infringement suit against Extended Systems, Inc. in the United States District Court for the Northern District of California. In that suit, we alleged that Extended Systems’ server and desktop products infringe on seven of our synchronization-related patents. We are seeking in the suit an injunction against future sales of Extended Systems’ infringing server and desktop products, as well as damages for past sales of the infringing products. Refer to “Legal Proceedings” set forth in Item 3 below for more information. Such litigation may result in substantial expenses and a diversion of our resources and management’s attention.

We are not aware that we infringe on proprietary rights of any third party. There can be no assurance, however, that third parties will not claim infringement by us of their intellectual property rights. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows, the functionality of products in different industry segments overlaps, and as patent protection for software becomes increasingly popular. Any such claims, with or without merit, could be time consuming to defend, resulting in costly litigation, divert our attention and resources or cause product shipment delays. In addition, such claims could require us to discontinue the use of certain software codes or processes, to cease the manufacture, use and sale of infringing products, to incur significant litigation costs and expenses and to develop non-infringing technology or to obtain licenses to the alleged infringing technology. There can be no assurance that we would be able to develop alternative technologies or to obtain such licenses or, if a license were obtainable, that the terms would be commercially acceptable to us. In the event of a successful claim of product infringement against us and our subsequent failure or inability to license the infringed or similar technology, our business, operating results and financial condition would be materially adversely affected.

Also, refer to the discussion below under the caption “Business Risks—Our failure to adequately protect our propriety rights may harm our competitive position.”

Employees

We began fiscal 2003 with 95 employees and full-time equivalent consultants, including 39 in sales and marketing, 42 in engineering and professional services and 14 in operations, finance and administration. These numbers reflect an approximately 55% reduction in our workforce as a result of our cost reduction programs implemented in fiscal 2002. Refer to Note 12 to Consolidated Financials Statements set forth in Part IV of this Annual Report on Form 10-K for information on the cost reduction plans.

In addition to our reduction in workforce, recently Bradley A. Rowe, our president and chief executive officer, Stephen A. Nicol, our executive vice president of sales and business development, Kelly J. Hicks, our chief financial officer, Richard Walker, our vice president of marketing and online services, Karen Ammer, our vice president and general counsel and Andre Sant’Anna, our vice president of products and chief technology officer terminated their employment with us.

All of our employees are located in the United States with the exception of 10, who are located in either Germany, Japan, or the United Kingdom. None of these employees are represented by a labor union. We have experienced no work stoppages.

Competition for qualified personnel in our industry is intense. We believe that our future success will depend in part on our continued ability to hire, train and retain qualified personnel. Also, refer to the discussion below under the caption “Business Risks—We must retain and attract key employees or else we may not grow or be successful.”

Business Risks

There are many factors that affect our business and the results of our operations, some of which are beyond our control. The following is a description of some of the important factors that may cause the actual results of our operations in future periods to differ materially from those currently expected or desired.

Nasdaq could delist Pumatech common stock if we do not maintain compliance with Nasdaq’s minimum bid price or continue to comply with financial, corporate governance, and other standards for continued listing.

Our common stock is listed on the Nasdaq National Market. In order to maintain our listing on the Nasdaq National Market, we must meet minimum financial and other requirements.

On September 10, 2002, we received a letter from The Nasdaq Stock Market, Inc. (Nasdaq) stating that our common stock had failed to maintain a minimum bid price of $1.00 over the prior 90 consecutive trading days as required for continued listing on the Nasdaq National Market under Marketplace Rule 4450(a)(5) and that our common stock is subject to delisting. We have appealed the decision, and the delisting has been delayed pending a hearing before the Nasdaq Listing Qualifications Panel scheduled for October 17, 2002. Until then, our common stock will remain listed and will continue to trade on the Nasdaq National Market. At the hearing, we will submit a plan detailing how we intend to raise our stock price above the $1.00 minimum. There can be no assurances that this appeal will be resolved favorably to us. In the event that any such appeal is denied, our common stock could thereafter be quoted on The Nasdaq SmallCap Market, subject to our meeting certain minimum listing requirements or on the Over-the-Counter Bulletin Board.

Additional reasons for delisting include failure to maintain a minimum amount of stockholders’ equity, and failure to file various reports with the Securities and Exchange Commission (SEC) in a timely fashion, as well as other requirements. There are also circumstances where Nasdaq may exercise broad discretionary authority for continued inclusion. If our common stock were delisted from the Nasdaq National Market for any reason, it could materially reduce the value of our common stock and its liquidity.

The delisting of our common stock from Nasdaq may result in a reduction in some or all of the following, each of which may have a material adverse effect on our investors:

•	the market price of our common stock;

•	the liquidity of our common stock;

•	the number of institutional investors that will be allowed by their charter to invest or consider investing in our common stock;

•	the number of investors in general that will consider investing in our common stock;

•	the number of market makers in our common stock;

•	the availability of information concerning the trading prices and volume of our common stock;

•	the number of broker-dealers willing to execute trades in shares of our common stock; and

•	our ability to obtain financing for the continuation of our operations.

We are currently considering all of the options available to us to assist us in our efforts to maintain our listing on Nasdaq including effecting a reverse stock split. Accordingly, our proxy statement for 2002 annual meeting of stockholders will include a proposal for an amendment to our restated certificate of incorporation to effect a reverse stock split of Pumatech’s common stock. While we believe that our common stock would trade at higher prices after the consummation of a reverse stock split, there can be no assurance that an increase in trading price will occur, or, if it does occur, that it will equal or exceed the price proportionate to the market price of the common stock prior to the reverse stock split. In some cases, the total market capitalization of a company following a reverse stock split is lower than the total market capitalization before the reverse stock split. In addition, the reduced number of shares that will be available to trade would cause the trading market of the common stock to become less liquid, which could have an adverse effect on the price of our common stock. We also could not offer any assurance that our common stock will continue to meet Nasdaq’s continued listing requirements following a reverse stock split.

If our securities were delisted from The Nasdaq Stock Market, they may be treated as “Penny Stock,” which would further reduce the liquidity in our common stock and make it more difficult for investors to sell their shares.

If our common stock were delisted from Nasdaq, it could become subject to the SEC’s “Penny Stock” rules. “Penny stocks” generally are equity securities with a price of less than $5.00 per share that are not registered on certain national securities exchanges or quoted on the Nasdaq system. Broker-dealers dealing in our common stock would then be subject to the disclosure rules for transactions involving penny stocks which require the broker-dealer to determine if purchasing our common stock is suitable for a particular investor. The broker-dealer must also obtain the written consent of purchasers to purchase our common stock. The broker-dealer must also disclose the best bid and offer prices available for our stock and the price at which the broker-dealer last purchased or sold our common stock. These additional burdens imposed upon broker-dealers may discourage them from effecting transactions in our common stock, which could make it difficult for investors to sell their shares and, hence, limit the liquidity of our common stock.

If our securities were delisted from The Nasdaq Stock Market, we may lose our ability to rely upon certain exemptions from qualification under state securities laws, including those of California.

Our common stock is currently exempt from qualification under California state security law based upon our listing on the Nasdaq. If our common stock were to be delisted, the exemption may no longer apply. Although we may be able to use alternatives to such exemptions, there can be no assurances that they will be available to us if necessary. Additionally, some of these alternatives may require us to incur material legal costs and other expenses, and may cause significant delays in our ability to issue securities, including employee options to purchase common stock, or may preclude us from issuing securities at all in certain states. Such delays or prohibitions may significantly impair our ability to raise capital through the sale of our securities, and may impair our ability to attract and retain employees, either of which could have a material adverse effect on our business.

We are exposed to recent unfavorable economic conditions that have resulted in lower revenue and caused us to take various actions to reduce operating expenses. Continued or worsened conditions may result in additional actions to reduce operating expenses.

Our revenue has declined sequentially in the last six quarters, largely as a result of recent unfavorable economic conditions that have caused our customers to delay, decrease or cancel corporate IT spending. We have also made adjustments and incurred charges associated with actions we recently implemented aimed at reducing operating expenses. While we expect the current economic conditions to continue well into fiscal 2003, there can be no certainty as to the severity or duration of the economic slowdown. To date, various segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdowns and layoffs. Moreover, there is increasing uncertainty in the enterprise software market attributable to many factors, including global economic conditions and strong competitive forces. Our future revenue and results of operations may continue to experience substantial fluctuations from quarter to quarter as a consequence of these factors, and such conditions and other factors affecting capital spending may continue to affect the timing of purchase or service orders from our current and potential customers. As a result, continued economic slowdowns in general may require us to take additional cost-reduction measures that could have a material adverse effect on our business, operating results or financial condition.

Our restructurings could result in customer and employee uncertainty and management distractions.

We have undergone a number of restructurings in fiscal 2002 and 2001 involving, among other things, a substantial reduction in our worldwide workforce. These reductions could result in customers or prospective customers deciding to delay or not purchase our products and services due to perceived uncertainty caused by the restructurings. There can be no assurance that we will not reduce or otherwise adjust our workforce again in the future or that the related transition issues associated with such reductions will not adversely affect our operations or customer perceptions in the future. This uncertainty could result in a lack of focus and reduced productivity by our remaining employees, including those directly responsible for revenue generation, which in turn may affect our revenue in the future. In addition, employees directly affected by the reductions may seek future employment with our business partners, customers, or even our competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, there can be no assurances that the confidential nature of our proprietary information will be maintained in the course of such future employment.

The loss of key personnel could harm our business.

The success of our business will continue to depend upon certain key technical and senior management personnel, including our new chief executive officer, Woodson Hobbs, new senior vice president of sales and marketing, Clyde Foster, vice president of engineering, John Stossel, and newly promoted chief accounting officer, J. Keith Kitchen, many of whom would be extremely difficult to replace. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our existing key managerial, technical, or sales and marketing personnel. Recently Bradley A. Rowe, our president and chief executive officer, Stephen A. Nicol, our executive vice president of sales and business development, Kelly J. Hicks, our chief financial officer, Richard Walker, our vice president of marketing and online services, Karen Ammer, our vice president and general counsel and Andre Sant’Anna, our vice president of products and chief technology officer terminated their employment with us. The loss of these officers and other or key employees in the future might adversely affect our business and impede the achievement of our business objectives.

We believe our ability to achieve increased revenues and to develop successful new products and product enhancements will depend in part upon our ability to attract and retain highly skilled sales and marketing and qualified product development personnel. In addition, competition for employees in our industry and geographic location could be intense. We may not be able to continue to attract and retain skilled and experienced personnel on acceptable terms. Our ability to hire and retain such personnel will depend upon our ability to raise capital or achieve increased revenue levels to fund the costs associated with such personnel. Failure to attract and retain key personnel will adversely affect our business.

The integration of key new employees and officers into our management team may interfere with our operations.

We recently hired a new chief executive officer, a new senior vice president of sales and marketing, and a new vice president of products, and may, in the future, hire a number of key employees to both the executive management team and professional services group, research and development, administrative and sales and marketing groups. To integrate into our company, new executives and employees must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties. Accordingly, the integration of new personnel may result in some disruption to our ongoing operations. If we fail to complete this integration in an efficient manner, our business and financial results will suffer.

We depend on strategic relationships and business alliances with our offshore software development partners.

We recently established a global software development program to assist us in the implementation of custom software and other technology applications. The program calls for shifting the composition of our engineering team to include several offshore software development partners. The success of our future development efforts will depend on our ability to maintain strategic relationships with these offshore partners. Our business relationships often consist of cooperative engineering programs, joint business seminars and cooperation in product development. Many of these relationships may not be contractual and may depend on the continued voluntary cooperation of each party with us. Divergence in strategy or change in focus by any of our partners may interfere with our ability to develop and support our products, which in turn could harm our business. Further, if our partners enter into strategic alliances with other companies, they could reduce their support of our products. Our existing relationships may be jeopardized if we enter into alliances with competitors of our strategic partners. One or more of our partners may use the information they gain from their relationship with us to develop competing products. In addition, our operations could be adversely affected if any of these offshore partners is affected by volatile economic, political or military conditions in its country or by various restrictions imposed by its country regarding the transfer of technology, the mobile computing industry and business in general.

Disputes that may arise from our inability to satisfy our contractual obligations could adversely affect our operations and financial condition.

Pursuant to the recent termination of our online operations and other cost reduction initiatives, we have initiated negotiation of termination of certain preexisting contracts with customers and vendors. We may not be able to avoid or limit liability for disputes that may arise in our negotiations. If a claim against us for failure to meet contractual commitments were to be successfully pursued, we may be required to incur significant expenses and pay substantial damages.

Additionally, certain contractual obligations and release of shares of our common stock held in escrow are already the subjects of preexisting disputes between other companies and us. There can be no assurance that we will be successful in asserting our positions in these disputes. In the event these disputes are not resolved favorably, we may incur costs and become involved in litigation, if not already involved, which could have a material adverse effect on our business, financial condition and operating results. Such disputes may also result in the decisions of our existing and potential customers and vendors not to conduct business with us, which could have further adverse effect on our operations and financial condition.

We have experienced losses and may not achieve sustained profitability in the future. And as we implement our plan to reduce operating expenses, we may fail to support our operations, which could reduce demand for our products and services and materially adversely affect our results of operations.

We have experienced losses of $34.5 million, $41.8 million and $26.1 million for fiscal 2002, 2001 and 2000, respectively. We may not be able to attain or sustain consistent future revenue growth on a quarterly or annual basis, or achieve and maintain consistent profitability on a quarterly or annual basis. An investor in our common stock should accordingly consider the risks, expenses and difficulties that companies frequently encounter in the new and rapidly evolving market for wireless and mobile computing products and services. These risks to us include:

•	our evolving business model;

•	our need and ability to manage growth; and

•	rapid evolution of technology.

To address these risks and uncertainties, we must take several steps, including:

•	creating and maintaining strategic relationships;

•	expanding sales and marketing activities;

•	integrating existing and acquired technologies;

•	expanding our customer base and retaining key clients;

•	introducing and expanding new services;

•	competing in a highly competitive market; and

•	attracting, retaining and motivating key employees.

We may not be successful in implementing any of our strategies or in addressing these risks and uncertainties. Despite cost-reduction measures we implemented in fiscal 2002 and 2001, we expect that we will continue to incur reasonable costs, primarily as a result of (1) our investment in various initiatives to enhance our existing products, (2) development and introduction of new products and technologies that meet changing customer requirements, and (3) cultivation of relationships with our software development partners. Moreover, even if we accomplish our objectives, we still may not achieve sustainable profitability in the future.

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

We sell our products through distributors and value-added resellers, which limit our ability to control the timing of our sales, and this makes it difficult to predict our revenue.

We are exposed to the risk of product returns and rotations from our distributors and value-added resellers, which are estimated and recorded by us as a reduction in sales. Although we attempt to monitor and manage the volume of our sales to distributors and resellers, overstocking by our distributors and resellers or changes in their inventory level policies or practices may require us to accept returns above historical levels. In addition, the risk of product returns may increase if the demand for new products we introduce is lower than what we anticipate at the time of introduction. Although we believe that we provide an adequate allowance for sales returns, there can be no assurance that actual sales returns will not exceed our estimated recorded allowance. Any product returns in excess of recorded allowances could result in a material adverse effect on net revenues and operating results. As we introduce more products, timing of sales to end users and returns to us of unsold products by distributors and resellers become more difficult to predict and could result in material fluctuations in quarterly operating results.

Our common stock will likely be subject to substantial price and volume fluctuations due to a number of factors, some of which are beyond our control.

The trading price of our common stock has been, and is likely to continue to be, highly volatile. Our stock price is subject to wide fluctuations in response to a variety of factors including:

•	quarterly variations in operating results;

•	seasonal fluctuations on product sales;

•	announcements of technological innovations;

•	announcements of new software or services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	delisting from the Nasdaq National Market; or

•	other events beyond our control, including general market conditions.

The stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many high technology companies. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Furthermore, our operating results and prospects from time to time may be below the expectations of public market analysts and investors. Any negative change in the public’s perception of companies in the wireless communications market could depress our stock price regardless of our operating results.

Recently, companies experiencing significant drops in their stock prices have faced securities class action lawsuits when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock when such stock declines. If any of our stockholders brought such a lawsuit against us, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management. Further, any settlement of such a lawsuit could adversely affect us.

Our failure to adequately protect our proprietary rights may harm our competitive position.

We rely on a combination of patents, copyrights, trademarks, service mark and trade secret laws and contractual restrictions to establish and protect proprietary rights in our products and services. These measures afford only limited protection. We currently have 18 issued United States patents and additional 18 patent applications pending in the United States. Effective intellectual property protection may not be available in every country in which we offer our products and services. Our means of protecting our proprietary rights in the United States or abroad may not be adequate, and competitors may independently develop similar technologies. We have also provided our source code under escrow agreements and to foreign connectors, which may increase the likelihood of misappropriation by third parties. Our future success will depend in part on our ability to protect our proprietary rights. Despite our efforts to protect our proprietary rights and technologies, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. Embedded software products, like those we offer, can be especially susceptible to software piracy. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States.

Litigation may be necessary to enforce our intellectual property rights or to protect our trade secrets or trademarks. For instance, on April 19, 2002, we filed a patent infringement suit against Extended Systems, Inc. in the United States District Court for the Northern District of California. In that suit, we alleged that Extended Systems’ server and desktop products infringe on seven of our synchronization-related patents. We are seeking an injunction against future sales of Extended Systems’ infringing server and desktop products, as well as damages for past sales of the infringing products. Refer to “Legal Proceedings” set forth in Item 3 below for more information. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management’s attention from growing our business. However, if we do not enforce and protect our intellectual property, our business may suffer substantial harm.

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

Our commercial success will also depend in part on not infringing upon the proprietary rights of others and not breaching technology licenses that cover technology used in our products. It is uncertain whether any third-party patents will require us to develop alternative technologies or to alter our products or processes, obtain licenses or cease activities that infringe on a third-party’s intellectual property rights. If any such licenses are required, we may not be able to obtain such licenses on commercially favorable terms, if at all. Our failure to obtain a license to any technology that we may require to commercialize our products and services could cause our business and prospects to suffer. Litigation may also be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights.

There are many companies providing competing products and services.

There are few substantial barriers to entry in our markets and we expect that we will face additional competition from existing competitors and new market entrants in the future.

We currently face direct competition with respect to our Intellisync, Enterprise Intellisync and Satellite Forms products. Intellisync retail and enterprise products face competition from AvantGo Inc.’s Pylon Conduit, Chapura, Inc.’s Pocket Mirror, Extended Systems, Inc.’s XTNDConnectPC, IBM Corporation’s Lotus Software EasySync Pro, Laplink, Inc.’s PDASync, Microsoft, Inc’s ActiveSync, Palm Desktop from Palm, Inc. and others. Satellite Forms faces competition from Adobe Systems, Inc., Aligo, Inc., AppForge, Inc., Covigo, Inc., iConverse, Inc., Metrowerks Code Warrior, mPortal, Inc., Pencel Corporation, Pendragon Software Corporation, Penright Corporation’s MobileBuilder and others. Our server-based software’s synchronization features face competition from Aether Systems, AvantGo, Extended Systems, FusionOne, Inc., InfoSpace, Inc., Infowave Software, JP Mobile, Inc., Microsoft, Motorola, Inc., Openwave, Inc., Sybase, Inc., Synchrologic, Inc., Wireless Knowledge, Inc., XcelleNet, Inc. and others. In addition to direct competition noted, we face indirect competition from existing and potential customers that may provide internally developed solutions to each of our technology licensing components.

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

Increased competition could result in:

•	price and revenue reductions, and lower profit margins;

•	loss of customers or failure to obtain additional customers; and

•	loss of market share.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate significantly due to a number of factors, many of which are outside of our control, including, but not limited to:

•	the demand for our products and services;

•	our success in developing new products and integrating acquired technologies;

•	the timing of new product introductions by us and our competitors;

•	market acceptance of our new and enhanced products and services;

•	market acceptance of handheld devices generally, and those supported by our products and services;

•	the emergence of new industry standards;

•	the timing of customer orders;

•	the mix of products and services sold;

•	product life cycles;

•	competition;

•	the mix of distribution channels employed;

•	seasonal trends;

•	the timing and magnitude of our capital expenditures;

•	the evolving and unpredictable nature of the markets for our products and mobile computing devices generally;

•	the growth rate of the markets for personal computers, wireless devices and mobile computing devices in general; and

•	general economic conditions.

We derive a portion of our revenue from a number of thinly capitalized and early-stage customers. Volatility in the capital markets and unfavorable economic conditions may severely affect a number of such and other customers, as well as vendors, which may subsequently harm our business and results of operations.

Historically, we have derived a portion of our revenues from small and early-stage companies including dot-coms. Recently, due to general economic slowdowns, many of these dot-com and other small companies have reduced their IT spending or ceased their investment in products, services and technologies such as those we provide. Many similarly situated customers and potential customers continue to experience difficulty in their capital-raising activities and may not be able to continue operations. As a result of such failures, any decrease in the demand for our products and services could adversely affect our operating results and financial condition. The composition of our customer base exposes us to additional risks, including longer payment cycles and collection problems. In addition, the general economic slowdown has affected all of our customers and potential customers. Many companies have delayed IT spending and may continue to do so for the foreseeable future. Such continued delays would materially and adversely affect our business, results of operations and financial condition.

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

Our business and prospects depend on demand for, and market acceptance of, wireless and other mobile computing devices.

The use of wireless and other mobile computing devices for retrieving, sharing and transferring information among businesses, consumers, suppliers and partners has begun to develop only in recent years. Our success will depend in large part on continued growth in the use of wireless and other mobile computing devices including PDAs, handheld computers, smart phones, pagers and other mobile devices. The current global economic slowdown has adversely affected the growth of the market for wireless and other mobile computing devices. In addition, critical issues concerning the commercial use of wireless and other mobile computing devices, including security, reliability, cost, ease of access and use, quality of service, regulatory initiatives and necessary increases in bandwidth availability, remain unresolved and are likely to continue to adversely affect the development of the market for our services. The adoption of wireless and other mobile computing devices for information retrieval and exchange, commerce and communications generally will require the acceptance of a new medium of conducting business and exchanging information. Demand for, and market acceptance of, wireless and other mobile computing devices are subject to a high level of uncertainty and are dependent on a number of factors, including:

•	the growth in access to, and market acceptance of, new interactive technologies;

•	emergence of a viable and sustainable market for wireless and mobile computing services;

•	the development of technologies that facilitate interactive communication between organizations; and

•	increases in bandwidth for data transmission.

If the market for wireless and other mobile computing devices as a commercial or business medium does not develop, or develops more slowly than expected, our business, results of operations and financial condition will be seriously harmed.

Specifically, even if the wireless and mobile computing services market does develop, products and services that we currently offer or may offer in the future may not achieve widespread market acceptance. Failure of our current and planned products or services to operate as expected could delay or prevent their adoption. If our target customers do not adopt, purchase and successfully deploy our other current and planned products and services, our revenue will not grow significantly and our business, results of operations and financial condition will be seriously harmed.

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

We are focusing on expanding into the mobile computing market, the size of which cannot be accurately estimated, and therefore we are unable to accurately determine the potential demand for our products and services. If our customer base does not expand or if there is not widespread acceptance of our products and services, our business and prospects will be harmed. We believe that our potential to grow and increase the market acceptance of our products depends principally on the following factors, some of which are beyond our control:

•	growth in sales of handheld devices supported by our software and growth in wireless network capabilities to match end-user demand and requirements;

•	our product and service differentiation and quality;

•	our ability to provide timely, effective customer support;

•	our distribution and pricing strategies as compared with those of our competitors;

•	the effectiveness of our marketing strategy and efforts;

•	our industry reputation; and

•	general industry and economic conditions such as slowdowns in the computer or software markets or the economy in general.

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

The market for our services is characterized by rapidly changing technology, evolving industry standards and frequent new service introductions. Our future success will depend to a substantial degree on our ability to offer services that incorporate leading technology, address the increasingly sophisticated and varied needs of our current and prospective customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. You should be aware that:

•	our technology or systems may become obsolete upon the introduction of alternative technologies;

•	we may not have sufficient resources to develop or acquire new technologies or to introduce new services capable of competing with future technologies or service offerings; and

•	the price of the services we provide is expected to decline as rapidly as the cost of any competitive alternatives.

We may not be able to respond effectively to the technological requirements of the changing market. To the extent we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies and equipment are likely to continue to require significant capital investment by us. Moreover, there can be no assurances that we can develop, market and deliver new products and technology on a timely basis. Sufficient capital may not be available for this purpose in the future, and even if it is available, investments in new technologies may not result in commercially viable technological processes and there may not be commercial applications for such technologies. If we do not develop and introduce new products and services and achieve market acceptance in a timely manner, our business and prospects may suffer.

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

We are subject not only to regulations applicable to businesses generally, but also to laws and regulations directly applicable to wireless and other mobile computing devices. Demand for our products in certain countries, and our ability to meet this demand, is subject to export controls on hardware and on the encryption software incorporated into our products. In addition, state, federal and foreign governments may adopt laws and regulations governing any of the following issues:

•	taxation of electronic commerce;

•	the wireless distribution of specific material or content; and

•	the characteristics and quality of mobile products and services.

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

If we fail to maintain our existing relationships or enter into new relationships with OEMs, business development organizations and sales distribution channels, our brand awareness, the sales of our products and use of our services would suffer.

The success of our product and service offerings depends, in large part, on our ability to develop and maintain relationships with OEMs and business development organizations that help distribute our products and promote our services. We depend on these relationships to:

•	distribute our products to purchasers of mobile devices;

•	increase usage of our technology licensing components;

•	build brand awareness through product marketing; and

•	cooperatively market our products and services.

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

If we are unable to provide satisfactory and high quality services through our professional services group, customer satisfaction and demand for our products will suffer.

Many of our customers have been successful in implementing our various technology initiatives without further provision of technical service. However, we believe that building strong relationships with our customers, as well as future growth in our product sales, depends on our ability to provide our customers with professional services, including customer support, training, consulting and initial implementation and deployment of our products when necessary. We have developed an in-house professional services group and utilize a number of offshore software development partners with a workforce that can perform these tasks and that also educates third-party systems integrators in the use of our products so that they can provide these services to our customers. If we are unable to develop sufficient relationships with third-party systems integrators and other customers, unable to complete product implementations in a timely manner, and unable to provide customers with satisfactory and quality support, consulting, maintenance and other services, we could face customer dissatisfaction, damage to our reputation, decreased overall demand for our products and loss of revenue.

We are dependent on our international operations for a significant portion of our revenues.

International revenue, primarily from customers based in Japan and Europe, accounted for 31%, 26% and 27% of our revenue in fiscal 2002, 2001 and 2000, respectively. In the future, we may further expand our international presence. As we continue to expand internationally, we are increasingly subject to risks of doing business internationally, including:

•	unexpected changes in regulatory requirements and tariffs;

•	export controls relating to encryption technology and other export restrictions;

•	political and economic instability;

•	difficulties in staffing and managing foreign operations;

•	reduced protection for intellectual property rights in some countries;

•	longer payment cycles;

•	problems in collecting accounts receivable;

•	potentially adverse tax consequences;

•	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

•	fluctuations in currency exchange rates that may make our products more expensive to international customers;

•	gains and losses on the conversion to United States dollars of accounts receivable and accounts payable arising from international operations, due to foreign currency denominated sales;

•	nonrefundable withholding taxes on royalty income from customers in certain countries, such as Japan and Taiwan;

•	an adverse effect on our provision for income taxes based on the amount and mix of income from foreign customers; and

•	exposure to risk of non-payment by customers in foreign countries with highly inflationary economies.

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

As of July 31, 2002, our goodwill and other intangibles amounted to $3.3 million, net of accumulated amortization. We will cease to amortize our existing goodwill upon our adoption of Statement of Financial Accounting Standards (SFAS) No. 142 in the beginning of fiscal 2003. We will complete the amortization of other existing intangibles with a total charge of approximately $0.6 million by the end of fiscal 2003. However, to the extent we do not generate sufficient cash flows to recover the net amount of any investment in intangibles recorded, the investment could be considered impaired and subject to earlier write-off. Also, with the recent decline in our market capitalization and other factors affecting our industry, the application of the methodology within SFAS No. 142 may result in the write-off of a portion or full amount of our goodwill. Refer to Note 13 to Consolidated Financial Statements set forth in Part IV of this Annual Report on Form 10-K for information on impairment charges we recorded on certain goodwill and intangibles in fiscal 2002 and 2001. In such events, our results of operations in any given period could be negatively impacted.

There are risks associated with our long-term investments that may adversely affect our results of operations.

Historically, we have made direct and indirect investments in privately held companies. Currently, we have a commitment with a venture capital firm that invests in companies that we believe have the potential to grow, and we may continue to make strategic investments in the future. There can be no assurance that these investments will bring us a return on investment. In addition, because the strategic investments tend to be in small, start-up technology companies that are at risk for financial failure especially during an economic slowdown, there is a greater risk that the investments might be impaired. Refer to Note 5 to Consolidated Financial Statements set forth in part IV of this Annual Report on Form 10-K for impairment charges we recorded on certain investments in fiscal 2002 and 2001. Any impairment of such investments in the future could have a material adverse effect on our results of operations and financial condition.

We may incur in future periods significant stock-based compensation charges related to certain stock options.

Based on certain accounting standards involving stock compensation, we have incurred and will continue to incur variable accounting costs related to stock options, including those associated with our cancellation/regrant programs and certain unvested, restricted shares exercised with a full recourse note. Those standards require us to remeasure compensation cost for such options each reporting period based on changes in the market value of the underlying common stock. Depending upon movements in the market value of our common stock, the variable accounting treatment of those stock options may result in significant additional non-cash compensation costs in future periods. Refer to the discussions under the caption “Non-Cash Stock Compensation” set forth under Results of Operations in Part II, Item 7 of this Annual Report on Form 10-K and Note 11 to Consolidated Financial Statements for more information on our stock options subject to variable accounting.

We may require additional capital, which we may not be able to obtain.

The expansion and development of our business may require additional capital in the future to fund our operating losses, working capital needs and capital expenditures. Historically we have relied on the capital markets, including a private placement in March 2000, to raise money for our working capital and capital expenditure needs. The capital markets are very volatile and we may not be able to obtain future equity or debt financing in the future on satisfactory terms or at all. The delisting of our shares from the Nasdaq National Market could increase the difficulty we would have in obtaining additional equity or debt financing. Our failure to generate sufficient cash flow from sales of products and services or to raise sufficient funds may require us to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities. Our inability to obtain additional capital on satisfactory terms may delay or prevent the expansion of our business, which could cause our business, operating results and financial condition to suffer.

Our working capital is primarily comprised of cash and cash equivalents, short-term investments, accounts receivable, inventories, other current assets, accounts payable, accrued expenses, current portion of borrowings and deferred revenue. The timing and amount of our future capital requirements may vary significantly depending on numerous factors, including our financial performance, and technological and competitive developments in our industry. These factors may cause our actual revenue and costs to vary from expected amounts, possibly to a material degree, and such variations are likely to affect our future capital requirements.

Foreign exchange fluctuations could decrease our revenues or cause us to lose money, especially since we do not hedge against currency fluctuations.

To date, the majority of our customers have paid for our products and services in United States dollars. For fiscal years 2002, 2001 and 2000, costs denominated in foreign currencies were nominal and we had minimal foreign currency losses during those periods. However, we believe that in the future an increasing portion of our costs will be denominated in foreign currencies as we increase operations in Europe and open offices in other countries. Fluctuations in the value of the Yen, Euro or other foreign currencies may cause our business and prospects to suffer. We will also be exposed to increased risk of non-payment by our customers in foreign countries, especially those with highly inflationary economies. We currently do not engage in foreign exchange hedging activities and, although we have not yet experienced any material losses due to foreign currency fluctuation, our international revenues are currently subject to the risks of foreign currency fluctuations, and such risks will increase as our international revenues increase.

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

Certain provisions of our certificate of incorporation and bylaws and provisions of Delaware law could have the effect of delaying, deferring or preventing an acquisition of Pumatech. In addition, our board of directors has the right to issue up to 2,000,000 shares of “blank check” preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. The preferred stock we issue could have mandatory redemption features, liquidation preference and other rights that are senior to the rights of common stockholders. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

In addition, our stockholders may not take actions by written consent and are limited in their ability to make proposals at stockholder meetings.

System failures or accidental or intentional security breaches could disrupt our operations, cause us to incur significant expenses, expose us to liability and harm our reputation.

Our operations depend upon our ability to maintain and protect our computer systems and core business applications, which are located at our offices, as well as hosted by a third-party vendor. Although we are taking various precautions to maintain and protect them, our systems could still be vulnerable to damage from break-ins, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. We also maintain insurance against break-in, unauthorized access, vandalism, fires, floods, earthquakes and general business interruptions, the amount of coverage, however, may not be adequate in any particular case, and will not likely compensate us for all the damages caused by these or similar events. In addition, while we put various security measures in place to detect any unauthorized access to our computers and computer networks, we may be unable to prevent computer programmers or hackers from penetrating our network security or creating viruses to sabotage or otherwise attack our computer networks from time to time. A breach of our security could seriously damage our reputation, which would harm our business. In addition, because a hacker who penetrates our network security could misappropriate proprietary information or cause interruptions in our services, we might be required to expend significant resources to protect against, or to alleviate, problems caused by hackers. We might also face liability to persons harmed by misappropriation of secure information if it is determined that we did not exercise sufficient care to protect our systems.

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

Executive Officers and Directors of the Registrant

The executive officers and directors of Pumatech as of September 30, 2002, are as follows:

Name	Age	Position
Woodson Hobbs	55	President, Chief Executive Officer and Director
David Bechtel	37	Vice President of Services
Clyde Foster	41	Senior Vice President of Sales and Marketing
J. Keith Kitchen	39	Vice President of Finance and Administration and Chief Accounting Officer
John W. Stossel	38	Vice President of Engineering
Michael M. Clair	54	Chairman of the Board
Kirsten Berg-Painter	42	Director
Michael J. Praisner	56	Director

Mr. Hobbs became the president and chief executive officer of Pumatech in June 2002. He has also served as a director of Pumatech since joining the company. Prior to joining Pumatech, Mr. Hobbs served as a consulting executive for the venture capital community, and as a strategic systems consultant to large corporations. From 1995 to 2002, Mr. Hobbs held the position of interim chief executive officer for a number of leaders of the Internet revolution, including FaceTime Communications, a provider of instant messaging network-independent business solutions; Tradenable, Inc., an online escrow service company; BigBook, Inc., a pioneer in the online yellow pages industry; and I/PRO Corporation, a leader in quantitative measurement of Web site usage. From 1993 to 1994, Mr. Hobbs served as chief executive officer of Tesseract Corporation, a human resources outsourcing and software company. Mr. Hobbs spent the early part of his career with Charles Schwab Corporation, a securities brokerage and financial service company, as chief information officer and with Service Bureau, a division of International Business Machines Corporation, the world’s largest information technology company, as one of the developers and the director of operations of Online Focus, an online credit union system that ultimately served over 20 million members.

Mr. Bechtel became vice president of services of Pumatech in July 2002 to lead the company’s professional services, customer support and information technology teams. Mr. Bechtel also served in various engineering positions at Pumatech including vice president of engineering and director of professional services since joining Pumatech in October 2000. Prior to joining Pumatech, Mr. Bechtel had more than 12 years of experience in the areas of software development, professional services, quality assurance and operational management. From August 1995 to October 2000, Mr. Bechtel served in various engineering capacities with The Windward Group, a professional service organization later acquired by Vanteon Corporation, a provider of hardware and embedded system design services. The Windward Group was acquired by Pumatech in October 2000. Mr. Bechtel also previously held engineering positions at Mountain Network Solutions, Inc., a tape-drive manufacturer.

Mr. Foster became the senior vice president of sales and marketing of Pumatech in September 2002. From July 1999 to September 2002, Mr. Foster served as president and chief executive officer of eConvergent, Inc., the first company to deliver next-generation customer data integration software that allows large enterprises to connect multiple sources of customer data in real-time. Prior to founding eConvergent, Mr. Foster established and led the Global Solutions Services division of Aspect Communications Corporation, a provider of business communications solutions from April 1996 to June 1999. Previously, Mr. Foster held a variety of sales and marketing management positions during his 14 years at IBM. Mr. Foster holds a BS degree in Mathematics from North Carolina State University.

Mr. Kitchen became the vice president of finance and administration and chief accounting officer of Pumatech in August 2002. Mr. Kitchen most recently served as corporate controller since joining Pumatech in February 2000 with Pumatech’s acquisition of NetMind Technologies, Inc., a venture-funded Internet software company. Mr. Kitchen joined NetMind in January 1999 as its controller and later became its vice president of finance and administration from July 1999 to February 2000. Mr. Kitchen also served in a variety of financial management positions at Intellect Electronics, Inc., a provider of electronic commerce and smart card solutions, from March 1997 to December 1998, and at Bausch & Lomb, Inc., a global technology based healthcare company, from July 1990 to March 1997. Previously, Mr. Kitchen served as certified public accountant with Ernst & Young LLP, a professional services organization. Mr. Kitchen holds a bachelor of science in business administration degree from Bucknell University and is a graduate of Northwestern University’s Kellogg Graduate School of Management.

Mr. Stossel became the vice president of engineering of Pumatech in February 2002 and has also served as vice president of professional services since joining the company in July 2000. From February 1999 to July 2000, Mr. Stossel served as a member of Dry Creek Software LLC, a mobile computing professional services firm he founded in February 1999 and was acquired by Pumatech in July 2000. Prior to founding Dry Creek, Mr. Stossel served as vice president of engineering of Pumatech from July 1997 to January 1999. Mr. Stossel was also founder and chief executive officer from January 1994 to July 1997 of RealWorld Solutions which provided enterprise class software enabling handheld devices to access data over the Internet and wireless networks. RealWorld was acquired by Pumatech in July 1997. Previously, Mr. Stossel held a variety of management and engineering positions at Apple Computer, Inc., a personal computing company, and Charles Schwab & Co., Inc., an online brokerage firm. Mr. Stossel is a dual-degree graduate of the University of Pennsylvania and holds a BS degree in Economics from the Wharton School along with a BAS concentrating in Electrical Engineering.

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

Ms. Berg-Painter became a director of Pumatech in August 2001. Since November 2000, Ms. Berg-Painter has served as an independent marketing consultant. From July 1998 to October 2000, Ms. Berg-Painter served as senior vice president of worldwide marketing at Clarify, Inc. (recently acquired by Amdocs Ltd.), an enterprise CRM (customer relationship management) company. From 1989 to 1998, Ms. Berg-Painter served in various capacities with Aspect Communications Corporation, a provider of customer relationship portals, last serving as general manager and vice president of one of its product divisions. Previously, Ms. Berg-Painter served as director of product marketing for AST Research, Inc., a personal computer manufacturer; as director of marketing for Syntellect, Inc., a provider of call-center technology and hosted service solutions; and in various marketing positions at IBM in Norway. Ms. Berg-Painter currently serves as a member of the advisory board for

Outcome Software, Inc. and Siperian, Inc., both enterprise software companies. She holds a BA degree in business and economics from University of California, Los Angeles and attended business school at Norges Handleshoyskolen in Bergen, Norway.

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

ITEM 2.    PROPERTIES

At July 31, 2002, we leased the facilities described below:

Location	Function	Square Feet		Lease Expiration Date
California
San Jose, CA	Corporate headquarters, administrative offices, engineering and sales and marketing	33,821	(1)	June 2006
Los Gatos, CA		15,000	(2)	August 2005
Santa Cruz, CA		20,924	(3)	May 2006
Emeryville, CA		6,753	(3)	August 2003
Campbell, CA		5,500	(2)	August 2003

New Hampshire
Nashua, NH		19,938	(3)	December 2004
		9,006	(2)	October 2003
International
Farnham, United Kingdom	Sales and marketing	1,037		February 2004
Tokyo, Japan	Sales and marketing and administrative offices	3,024		July 2004

(1)	38% of property is subleased until August 2003.
(2)	Subleased for the duration of the lease term.
(3)	Available for sublease.

We lease space in Los Gatos, Santa Cruz, Emeryville, and Campbell, California, as well as in Nashua, New Hampshire, for offices that were closed as a result of the restructuring and cost reduction plans we implemented in fiscal 2002, 2001, and 1999. Refer to the discussions under the caption “Severance and Separation Costs, Facilities Costs and Assets Held for Disposal” set forth in Item 7, Part II and Note 12 to Consolidated Financial Statements set forth in Part IV of this Annual Report on Form 10-K for more information on the restructure charges related to these facilities. We have secured tenants for some of our vacated facilities and are actively marketing to sublet the remainder. We have experienced difficulties, however, in subletting other vacated offices because of the continuing deterioration of the real estate markets in those locations.

We believe that our existing facilities are sufficient to meet our needs for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

On April 19, 2002, we filed a patent infringement suit against Extended Systems, Inc. in the United States District Court for the Northern District of California. We alleged that Extended Systems’ server and desktop products infringe on seven of our synchronization-related patents. We are seeking in the suit an injunction against future sales of Extended Systems’ infringing server and desktop products, as well as damages for past sales of the infringing products. We further alleged that Extended Systems’ infringement of the seven synchronization patents was willful and deliberate, entitling us to an award of treble damages, costs and reasonable attorneys’ fees. On May 28, 2002, we filed an amended complaint in the lawsuit, adding claims of trademark infringement, unfair competition and interference with contract, all in connection with Extended Systems’ use of our Satellite Forms trademark. On June 25, 2002, Extended Systems filed a formal response denying the allegations. In its formal answer and counterclaim, Extended Systems denied our charges, raised a number of affirmative defenses to our claims, and requested a declaration from the Court that our synchronization software patents are invalid and not infringed. The parties have begun discovery and expect that such discovery will continue for the next six to nine months. We believe that our patent claims have merit and intend to pursue those claims vigorously. Further, based on our initial investigations and the limited discovery done to date, we believe that the outcome of this matter will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

We are also involved in various legal proceedings from time to time arising in the ordinary course of business, none of which are expected to have a material adverse effect on our results of operations or financial condition.

Refer to the discussion set forth in Item 1 under the caption “Business Risks—Our failure to adequately protect our proprietary rights may harm our competitive position.”

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal year 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Pumatech’s common stock began trading on the Nasdaq National Market on December 5, 1996, under the symbol “PUMA.” The following table sets forth the high and low closing prices for our common stock as reported on the Nasdaq National Market from August 1, 2000, through July 31, 2002.

	High	Low
Fiscal 2002
First fiscal quarter (August 1, 2001 to October 31, 2001)	2.65	1.11
Second fiscal quarter (November 1, 2001 to January 31, 2002)	3.68	2.06
Third fiscal quarter (February 1, 2002 to April 30, 2002)	2.09	0.99
Fourth fiscal quarter (May 1, 2002 to July 31, 2002)	1.00	0.43

Fiscal 2001
First fiscal quarter (August 1, 2000 to October 31, 2000)	26.63	12.25
Second fiscal quarter (November 1, 2000 to January 31, 2001)	16.75	3.81
Third fiscal quarter (February 1, 2001 to April 30, 2001)	9.25	2.54
Fourth fiscal quarter (May 1, 2001 to July 31, 2001)	4.81	2.03

As of October 4, 2002, there were approximately 409 stockholders of record of our common stock and 46,133,661 shares of common stock outstanding. Additionally, on such date the last reported closing sale price of our common stock, as reported by the Nasdaq National Market, was $0.31 per share.

We have never paid dividends on our capital stock. We currently intend to retain any future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

During the fourth quarter of fiscal 2002, we issued an option to purchase 1,500,000 shares of common stock to our new president and chief executive officer and sold 525,000 shares to him for an aggregate consideration of $309,750 in the form of a full recourse, interest-bearing promissory note. The note carries a fixed interest rate of 4.75% per annum and is payable on June 14, 2008. The due date may be accelerated due to a number of factors including, failure to make payments due under the note or termination of employment with Pumatech. The note is secured by shares of the common stock purchased. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, on the basis that the transaction did not involve any public offering.

Equity Compensation Plan Information as of July 31, 2002

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders:
• 1993 Stock Option Plan	4,280,345	$1.57	1,352,315
• Employee Stock Purchase Plan	—	—	506,365	(2)
Equity compensation plans not approved by security holders:
• 2000 Supplemental Stock Option Plan	1,049,266	$2.00	1,928,220
• Restricted Stock Grant Agreement	975,000	$0.59	—

Total	6,304,611	$1.50	3,786,900

(1)
Does not include an aggregate of 81,439 shares of common stock to be issued upon the exercise of outstanding option grants, with a weighted exercise price of $0.29 per share, assumed by Pumatech, Inc. in connection with various acquisitions. The option plans relating to such outstanding options were approved by the respective security holders of the acquired companies.

(2)
Represents shares of common stock remaining available as of July 31, 2002 for future issuance under Pumatech’s Employee Stock Purchase Plan, as amended, (the “ESPP”) including 500,000 shares of common stock reserved for issuance during the fiscal year ended July 31, 2002, pursuant to the evergreen provisions of the ESPP. During the fiscal year ended July 31, 2002, employees purchased an aggregate of 614,803 shares of common stock at the weighted average exercise price of $1.14 per share.

Refer to Note 11 to Consolidated Financial Statements set forth in Part IV of this Annual Report on Form 10-K for more information on the equity compensation plans not approved by security holders: 2000 Supplemental Stock Option Plan and Restricted Stock Grant Agreement.

On October 1, 2002, our Board of Directors adopted resolutions approving, and recommending to the stockholders for their approval, the 2002 Stock Option Plan (the “2002 Plan”). The 1993 Stock Option Plan expires in 2003, and our Board of Directors recommends approval of the 2002 Plan in an effort to continue to attract and retain the best available employees and provide an incentive for employees to use their best efforts on Pumatech’s behalf. At this year’s stockholders’ meeting, our stockholders will therefore be requested to approve the 2002 Plan. The 2002 Plan provides for granting of incentive stock options and nonqualified stock options to purchase shares of common stock to our non-executive officers, employees and consultants. In accordance with the 2002 Plan, the stated exercise price, (i) for an incentive stock option, shall not be less than the fair market value, (ii) for a nonqualified stock option, shall not be less than eighty-five percent (85%) of the fair market value, as determined by the Board of Directors, of a share of stock on the date of the granting of the option. The 2002 Plan allows optionees to purchase stock on exercise of options using cash, through a tender of shares or through a same-day sale option exercise program. The 2002 Plan provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest 25% one year after date of grant and  1/48th each month thereafter for the next 36 months. The 2002 Plan provides that, in the event of certain change of control transactions involving Pumatech, outstanding options will be assumed by our acquiror or our acquiror would issue replacement options. If our acquiror did not assume or replace outstanding options, then these options would terminate upon the closing of the transactions. The maximum number of shares of stock which may be issued under the 2002 Plan shall be 2,275,000 shares.

ITEM 6.    SELECTED FINANCIAL DATA

This summary of our consolidated financial information for fiscal years 1998 to 2002 should be read along with our audited consolidated financial statements contained in this Annual Report on Form 10-K. The summarized financial information, other than the statements of operations data for fiscal 1998 and 1999 and the balance sheets data at July 31, 1998, 1999 and 2000, was taken from these financial statements.

This summary of consolidated financial statements includes the accounts of Pumatech and our wholly and majority owned subsidiaries.

A number of items affect the comparability of this information:

•
The results of operations for fiscal year 2002 include the effect of charges recorded during the fourth quarter of fiscal 2002, including $2,027,000 for severance and separation costs, facilities consolidation and assets held for disposal associated with the cost reduction program implemented during the quarter, and $5,249,000 for write-downs of impaired intangibles and assets related to our online operations. We also recorded a charge for impairment of certain excess software development tools, a provision for rent reimbursement deemed uncollectible and an other-than-temporary impairment of investments of approximately $580,000, $330,000 and $185,000, respectively.

Additional charges were incurred in fiscal 2002, including $3,568,000 for severance and separation costs, facilities consolidation and assets held for disposal associated with the cost reduction programs implemented in the third quarter of fiscal 2002, $195,000 for write-down of other direct investments, and $367,000 non-cash stock compensation expense in connection with the options granted by NetMind Technologies, Inc. (NetMind) prior to our acquisition of NetMind.

•
The results of operations for fiscal year 2001 include the effect of a $1,417,000 charge for severance costs, facilities consolidation and assets held for disposal associated with the cost reduction programs implemented in the third and fourth quarters of fiscal 2001. Additional charges were incurred for write-downs of impaired intangibles and other assets of $10,614,000 and direct investments of $1,180,000, and non-cash stock compensation expense of $1,058,000 in connection with the options granted by NetMind prior to our acquisition of NetMind and the stock option regrant program implemented in July 2001.

•
The results of operations for fiscal years 2000 and 1999 include charges of $2,002,000 and $410,000, respectively, for non-cash stock compensation expense incurred in connection with the acquisition of NetMind and Pumatech’s initial offering of its shares of common stock to the public.

•
The results of operations for fiscal year 2000 include a charge of $4,218,000 for purchased in-process research and development in connection with the acquisitions of ProxiNet, Inc. and a charge of $6,322,000 for merger related expenses incurred in connection with the merger with NetMind.

•
The results of operations for fiscal years 2000 and 1999 include charges of $3,877,000 and $4,238,000, respectively, for accretion of redeemable convertible preferred stock in connection with the acquisition of NetMind.

•
The results of operations for fiscal year 1999 include the effect of a $768,000 charge associated with the restructuring program implemented for the purpose of consolidating the majority of Pumatech’s engineering and development work at existing facilities in Nashua, New Hampshire.

•	The results of operations for fiscal years 1998 include a charge of $2,155,000 for purchased in-process research and development in connection with the acquisition of SoftMagic Corporation.

Condensed Consolidated Statements of Operations Data

	Year Ended July 31,
	2002	2001	2000	1999	1998
	(In thousands, except per common share data)
Revenue	$22,940	$38,202	$30,512	$20,543	$22,183

Net loss	$(34,518)	$(41,818)	$(22,199)	$(5,828)	$(4,154)
Accretion of mandatorily redeemable convertible preferred stock to redemption value	—	—	(3,877)	(4,238)	—

Net loss attributable to common stockholders	$(34,518)	$(41,818)	$(26,076)	$(10,066)	$(4,154)

Basic and diluted net loss per common share	$(0.77)	$(0.96)	$(0.74)	$(0.34)	$(0.15)

Condensed Consolidated Balance Sheets Data

	July 31,
	2002	2001	2000	1999	1998
	(In thousands)
Cash, cash equivalents and short-term investments	$34,431	$48,908	$85,260	$28,516	$21,091
Working capital	28,099	44,489	80,317	24,896	20,480
Total assets	47,002	78,934	118,655	37,122	30,745
Long-term obligations	1,681	—	310	—	41
Total stockholders’ equity	34,884	68,192	105,077	18,201	25,824

Summary Condensed Quarterly Data

	Three Months Ended
	July 31, 2002	April 30, 2002	Jan. 31, 2002	Oct. 31, 2001	July 31, 2001	April 30, 2001	Jan. 31, 2001	Oct. 31, 2000
	(In thousands, except per common share data)
Revenue	$4,404	$5,722	$6,163	$6,651	$6,970	$10,213	$11,201	$9,818
Cost of revenue	911	1,423	2,012	2,250	2,904	2,873	2,900	1,559

Gross profit	3,493	4,299	4,151	4,401	4,066	7,340	8,301	8,259
Operating expenses	15,768	13,618	10,450	11,414	25,644	16,120	15,554	14,193

Operating loss	$(12,275)	$(9,319)	$(6,299)	$(7,013)	$(21,578)	$(8,780)	$(7,253)	$(5,934)

Net loss	$(12,367)	$(9,330)	$(6,138)	$(6,683)	$(20,990)	$(9,274)	$(6,572)	$(4,982)

Basic and diluted net loss per common share	$(0.27)	$(0.21)	$(0.14)	$(0.15)	$(0.47)	$(0.21)	$(0.15)	$(0.12)

Shares used in computing basic and diluted net loss per common share	45,193	44,831	44,821	44,629	44,376	44,220	43,658	42,666

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto and included elsewhere in our Annual Report on Form 10-K for the fiscal year ended July 31, 2002. This Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events or our future performance that involve certain risks and uncertainties. In this report, the words “anticipate(s),” “believe(s),” “expect(s),” “intend(s),” “future” and similar expressions identify forward-looking statements. Actual events or our actual future results may differ materially from any forward-looking statements due to such risks and uncertainties including those set forth in Part I, Item 1 under the caption “Business Risks” and elsewhere in this Annual Report on Form 10-K. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Management’s discussion and analysis includes:

•	Business overview.

•	A discussion of estimates and assumptions affecting the application of our critical accounting policies.

•	A comparison of our results of operations for fiscal 2002 with the results for fiscal 2001, and the results for fiscal 2001 with those for fiscal 2000.

•	Recently issued accounting pronouncements.

•	A discussion of our liquidity and capital resources.

Business Overview

Pumatech, Inc. was incorporated in California in August 1993 and reincorporated in Delaware in November 1996, both under the name Puma Technology, Inc. We changed our corporate name to Pumatech, Inc. in December 2000. We develop, market and support synchronization, mobile-application development, and mobile-application management/device management software that enables consumers, mobile professionals and information technology (IT) officers to harness the full capabilities of handheld organizers/computers, Web-enabled cellular phones, pagers and other wireless or wireline personal communications platforms. Our software is designed to improve the productivity of business professionals and corporations who are increasingly relying on mobile computing devices to address their growing needs for accessible, up-to-date information, whether in or out of the office. Our product families, which include Intellisync®, Enterprise Intellisync™, Enterprise Intellisync, Second Edition and Satellite Forms® software, along with our technology licensing offering—Intellisync Software Development Kit (Intellisync SDK)—are designed to connect mobile devices to essential information anytime, anywhere.

We have organized our operations into a single operating segment encompassing the development, marketing and support of mobile data exchange software.

We license our software products directly to corporations, original equipment manufacturers (OEMs) and business development organizations worldwide. In addition, we sell our retail products through several distribution channels both in the United States and internationally, including major distributors, resellers, computer dealers, retailers and mail-order companies. Internationally, we are represented by over 100 distributors and resellers in North America, Europe, Asia Pacific, South America, and Africa.

We continue to face the impact of the recent unfavorable general economic conditions and slow economic recovery, which has resulted in delayed or postponed corporate IT spending. Consequently, we have experienced declines in revenue in the last six fiscal quarters. The reduced revenue was insufficient to absorb our high level of fixed costs, resulting in an increase in net loss specifically during fiscal 2001. However, despite adverse market conditions, we have continued to secure new customers, develop and deliver products and services to our customers’ satisfaction and maintain our financial position, and we continue to have no long-term debt. Our current cash and tangible worth per-share values and strong current and quick ratios illustrate our financial strength. In response to the economic slowdown, we implemented initiatives in fiscal 2002 and 2001 to reduce costs and control spending and we remain committed to reestablishing our top-line business growth and improving our financial results.

On June 17, 2002, we announced the appointment Woodson Hobbs to become our president and chief executive officer upon the departure of president and chief executive officer Bradley A. Rowe. With an effort to focus our business on our core products already underway during the transition, Mr. Hobbs led a thorough re-evaluation of our operations with a focus on critical elements needed to develop our business in a difficult economic environment. As a result, we began implementing new strategies. We recently announced that, in addition to further workforce reductions and redeployment of certain employees to new positions within Pumatech during the fourth quarter of fiscal 2002, we are consolidating our software product lines to focus on developing and selling mobile computing solutions geared to enterprise customers. We also have eliminated our online service offerings. Our intent is to concentrate on delivering a powerful mobile-server platform to the enterprise, in addition to offering our Intellisync desktop synchronization package. The mobile server features the capabilities of Intellisync, Enterprise Intellisync and Satellite Forms software. We will continue to enhance these products to support the widest possible range of groupware and mobile-device platforms. The mobile server also features extensive gateways to enterprise applications and communications platforms as well as centralized management of mobile applications and devices.

During the fourth quarter of fiscal 2002, we consolidated our business facility in Santa Cruz, California with our headquarters located in San Jose, California, which now houses nearly all of our U.S. employees.

Recent Changes in Executive Officers and Board of Directors

Recently, we announced certain management changes. As previously mentioned, Woodson Hobbs was appointed our president and chief executive officer in June 2002. David Bechtel has assumed the role of vice president of services as of July 2002. Clyde Foster has joined us in September 2002 as senior vice president of sales and marketing. J. Keith Kitchen, corporate controller, has been promoted to the position of vice president of finance and administration and chief accounting officer as of August 2002. In addition to the departure of president and chief executive officer Bradley A. Rowe in June 2002, Richard Walker, vice president of marketing and online services, terminated his employment with Pumatech in June 2002; Karen Ammer, vice president and general counsel, and Stephen A. Nicol, senior vice president of sales and business development terminated their employment in July 2002; Andre Sant’Anna, vice president of products and chief technology officer, terminated his employment in August 2002; and Kelly J. Hicks, chief financial officer and vice president of operations, terminated his employment in September 2002. Also, recently, Stephen A. Nicol, Bradley A. Rowe, and M. Bruce Nakao resigned from our Board of Directors.

Possible Nasdaq Delisting

On September 10, 2002, we received a letter from The Nasdaq Stock Market, Inc. (Nasdaq) stating that our common stock had failed to maintain a minimum bid price of $1.00 over the prior 90 consecutive trading days as required for continued listing on the Nasdaq National Market under Marketplace Rule 4450(a)(5) and that our common stock is subject to delisting. We have appealed the decision, and the delisting has been delayed pending a hearing before the Nasdaq Listing Qualifications Panel scheduled for October 17, 2002. Until then, our common stock will remain listed and will continue to trade on the Nasdaq National Market. At the hearing, we will submit a plan detailing how we intend to raise our stock price above the $1.00 minimum. There can be no assurances that this appeal will be resolved favorably to us. In the event that any such appeal is denied, our common stock could thereafter be quoted on The Nasdaq SmallCap Market, subject to our meeting certain minimum listing requirements or on the Over-the-Counter Bulletin Board.

We are currently considering all of the options available to us to assist us in our efforts to maintain our listing on Nasdaq including effecting a reverse stock split. Accordingly, our proxy statement for 2002 annual meeting of stockholders will include a proposal for an amendment to our restated certificate of incorporation to effect a reverse stock split of Pumatech’s common stock.

Acquisitions

In October 1999, we acquired ProxiNet, Inc. (ProxiNet), a privately-held company involved in the development of software enabling users of Palm OS® handheld devices to browse Internet content. ProxiNet brought us a highly scalable proxy-based transformation and delivery architecture. As a result, in June 2000 we introduced Browse-it software, which allows portals, wireless internet service providers (ISPs) and e-commerce companies to provide highly secure, real-time Web access to users of Palm OS handheld devices, along with the ability to download Web pages for offline viewing when wireless or wireline access is not available.

In February 2000, we acquired NetMind Technologies, Inc. (NetMind), a leading provider of scalable software solutions that integrate user-driven personalization technologies into the Internet infrastructure, which brought us a broad range of Web-based personalization, change-detection and notification technologies. As a result, in June 2000 we introduced Mind-it software, which enables users to receive instant notification of changes to any content they request on the Internet or corporate intranet.

In July 2000, we acquired Dry Creek Software (Dry Creek), a professional services entity engaged in delivering software products and services that enable rapid integration of new product features into e-business applications. Together with The Windward Group (Windward), Dry Creek forms the core of Pumatech’s new professional services offerings.

In October 2000, we signed and closed an asset purchase agreement with Vanteon Corporation (Vanteon), of Rochester, New York, to acquire select assets and assume certain liabilities of Windward, a wholly owned subsidiary of Vanteon headquartered in Los Gatos, California. Windward is a professional services company specializing in creating consumer and enterprise solutions that combine mobile, wireless, desktop, Internet and database technology.

In November 2000, we signed and closed an agreement to acquire certain intellectual property and other assets of SwiftTouch Corporation (SwiftTouch) of Bedford, Massachusetts, a provider of Web-based Universal Access Solutions.

Refer to Note 4 to Consolidated Financial Statements set forth in Part IV of this Annual Report on Form 10-K for more information on the acquisitions.

Non-Recurring Events

During fiscal 2002 and 2001, we announced and executed four major restructuring efforts designed to reduce costs that are not integral to the execution of our overall strategy and to better align our expense levels with current revenue levels and ensure conservative spending during the current period of economic uncertainty.

For fiscal 2002, our aggregate restructuring charge was approximately $5,338,000, exclusive of $257,000 separation costs in connection with the termination of employment of Bradley A. Rowe and Stephen A. Nicol. Our cost cutting measures during fiscal 2002 included a reduction in workforce of approximately 55% in engineering and throughout the organization. We also consolidated our business facilities located in Los Gatos and Santa Cruz, California and Nashua, New Hampshire with the existing facility located in San Jose, California.

Our aggregate restructuring charge for fiscal 2001 was approximately $1,417,000. Included in our cost reduction initiatives during fiscal 2001 was a reduction in workforce representing a total reduction of approximately 35% of our then total workforce. We also consolidated our business facilities located in California and vacated excess facilities.

During fiscal 2002 and 2001, we also determined that certain assets, including intangibles we acquired from Dry Creek, Windward, SwiftTouch and ProxiNet, and assets related to our Intellisync.comSM and online operations, were impaired. We accordingly recorded a total impairment charge of $5,249,000 and $10,614,000 during fiscal 2002 and 2001, respectively, to write-down or write-off the underlying goodwill and identifiable intangibles, related assets held for use or disposal and related commitments.

During fiscal 2002, we recorded a charge for an other-than-temporary impairment of investments of approximately $380,000 related to our pro-rata share of net loss realized by a venture capital fund on sale or liquidation of certain investments. During fiscal 2001, we also recorded an impairment charge of $1,180,000 for our direct investments in certain privately-held companies as such investments were deemed unrecoverable.

Refer to the discussions under the caption “Restructuring and Other Charges” set forth in Results of Operations below and Note 12 to Consolidated Financial Statements set forth in Part IV of this Annual Report on Form 10-K for more information on the restructuring and cost reduction plans; and the captions “Loss on Impairment of Assets” and “Other-Than-Temporary Impairment of Direct Investments” set forth in Results of Operations below and Notes 5 and 13 to Consolidated Financial Statements for more information on the impairment charges.

Estimates, Assumptions and Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations are based on our consolidated financial statements and notes thereto set forth in Part IV of this Annual Report on Form 10-K. Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP) in the United States. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon various factors and information available to us at the time that these estimates, judgments and assumptions are made. These factors and information may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third party professionals. The estimates, judgments and assumptions we make can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.

We use estimates in accounting for, among other things, allowances for uncollectible receivables, returns, inventory obsolescence, fixed asset obsolescence, recoverability of long-lived assets and investments, depreciation and amortization, taxes, post-contract support, sales incentives, contingencies and various revenue contracts. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Provision for doubtful accounts.

Our provision for doubtful accounts relates to customer accounts receivable. The provision for doubtful accounts is an estimate prepared by management based on identification of the collectibility of specific accounts and the overall condition of the receivable portfolios. We specifically analyze customer receivables, as well as analyze the aging of our accounts receivable, historical bad debts, customer credits, customer concentrations, the financial condition of the customers and their credit-worthiness, changes in payment terms, current economic trends, our historical write-off experience and other assumptions, when evaluating the adequacy of the provision for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Likewise, should we determine that we would be able to realize more of our receivables in the future than previously estimated, an adjustment to the allowance would increase income in the period such determination was made. The provision for doubtful accounts is reviewed on a quarterly basis and adjustments are recorded as deemed necessary.

•	Channel inventory and product returns

The primary sales channel into which we sell our products is a network of distributors and value-added resellers in North America, Europe, Asia Pacific, South America, and Africa. Agreements with our distributors and resellers contain specific product return privileges for stock rotation and obsolete products that are generally limited to contractual amounts. Reserves for estimated future returns are provided for upon revenue recognition. Product returns are recorded as a reduction of revenues. Accordingly, we have established a product returns reserve composed of 100% of product inventories held at our distribution partners, as well as an estimated amount for returns from customers of our distributors and other resellers as a result of stock rotation and obsolete products, among others.

We evaluate our product returns reserve on a quarterly basis. In estimating our product returns reserve, we evaluate the following factors:

•	historical product returns and inventory levels on a product by product basis;

•	current inventory levels and sell through data on a product by product basis as reported to us by our major distributors worldwide on a monthly basis;

•
our demand forecast by product in each of our principal geographic markets, which is impacted by our product release schedule, seasonal trends, and analyses developed by our internal sales and marketing group; and

•	general economic conditions.

In general, we would expect product returns to increase following the announcement of new or upgraded versions of our products or in anticipation of such product announcements, as our distributors and resellers seek to reduce their inventory levels of the prior version of a product in advance of receiving the new version. Similarly, we would expect that product inventory held by our distributors and resellers would increase following the successful introduction of new or upgraded products, as these resellers stock the new version in anticipation of demand. In assessing the appropriateness of product inventory levels held by our resellers and the impact on potential product returns, we may limit sales to our distributors and resellers in order to maintain inventory levels deemed by management to be appropriate. We generally estimate and provide product returns reserve based on anticipated level of returns and the criteria noted above. Accordingly, actual product returns may differ from our estimates and may have a material adverse effect on our revenues and consolidated results of operations in future periods due to factors including, but not limited to, market conditions and product release cycles.

•	Valuation of intangibles, investments and other long-lived assets.

We have accumulated a significant amount of goodwill, other intangible assets, long-term investments and other long-lived assets as a result of our investments and acquisitions in prior years.

Goodwill represents the unamortized portion of the excess of the purchase price of acquired businesses over the fair value of the identifiable net assets acquired and, through July 31, 2002, was amortized using the straight-line method over estimated useful lives ranging from three to five years. Identifiable intangible assets result from the application of the purchase method of accounting for our acquisitions and are composed of the unamortized identifiable assets including acquired workforce in place, customer contracts, developed technology and core technology. Acquired workforce-in-place were amortized over the period of benefit, generally 18 months. Customer contracts were amortized over the period of benefit of the respective contracts. Acquired developed and core technology is amortized over the period of benefit, generally three years.

The ongoing evaluation for impairment of certain identifiable intangibles, investments and long-lived assets requires significant management estimation and judgment. We evaluate the carrying value of these assets for impairment, when events and circumstances indicate that the carrying amount of the underlying asset may not be recoverable. In addition, a new accounting pronouncement, Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” requires us to test goodwill annually beginning in fiscal 2003 using a two-step process. The first step is to identify a potential impairment. The second step measures the amount of the impairment loss, if any. Intangible assets with indefinite lives will be tested for impairment using a one-step process that compares the fair value to the carrying amount of the asset. Changes in the manner of use of the acquired assets, changes in overall business strategy, negative industry or economic trends, and decline in stock price and market capitalization may trigger an impairment review for certain intangibles. Poor operating results of underlying investments or adverse changes in market conditions may result in losses or an inability to recover the carrying value of investments. Changes in market value of the assets, physical changes and continuing operating or cash-flow losses associated with assets used to generate revenue may suggest problems of recoverability for certain long-lived assets. Whenever the evaluation demonstrates that the carrying amount of an intangible, investment or any other long-lived asset is not recoverable, an impairment charge may be required.

For instance, as a result of the application of the above policy, we determined that certain intangibles we acquired from Dry Creek, Windward, SwiftTouch and ProxiNet, as well as certain assets including those related to our Intellisync.comSM and online operations, were impaired. As a result, we recorded a total impairment charge of $5,249,000 and $10,614,000 during fiscal 2002 and 2001, respectively, to write-down or write-off the underlying goodwill, identifiable intangibles and assets held for use or disposal. We also recorded a charge in fiscal 2002 for an other-than-temporary impairment of investments of approximately $380,000 related to Pumatech’s pro-rata share of net loss realized by a venture partner on sale or liquidation of certain investments. In fiscal 2001, we also determined that our direct investments in certain privately-held companies were impaired as they were deemed unrecoverable; as a result, we recorded a charge of $1,180,000 for such impairment. For details on these impairment evaluations and resulting charges, refer to Results of Operations set forth below.

As of July 31, 2002, our goodwill and other intangibles amounted to $2,731,000 and $565,000, net of accumulated amortization, respectively, and our long-term investments were $2,400,000. We will cease to amortize our existing goodwill upon our adoption of SFAS No. 142 in the beginning of fiscal 2003. We will complete the amortization of other existing intangibles with a total charge of approximately $600,000 by the end of fiscal 2003. However, to the extent we do not generate sufficient cash flows to recover the net amount of any investment in goodwill, intangibles and other long-lived assets recorded, the investment could be considered impaired and subject to earlier write-off. Also, with the recent decline in our market capitalization and other factors affecting our industry, the application of the methodology within SFAS No. 142 may result in the write-off of a portion or full amount of our goodwill.

•	Restructuring accruals.

During fiscal 2002 and 2001, we implemented cost-reduction plans as part of our continued effort to streamline our operations to reduce ongoing operating expenses. These plans resulted in restructuring charges related to, among others, the consolidation of excess facilities. These charges relate to facilities and portions of facilities we no longer utilize and either seek to terminate early or sublease. Lease termination costs for the abandoned facilities were estimated for the remaining lease obligations and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which can be achieved using market trend information analyses provided by a commercial real estate brokerage retained by us. Each reporting period we review these estimates and to the extent that these assumptions change due to continued negotiations with landlords or changes in the market, the ultimate restructuring expenses for these abandoned facilities could vary by material amounts.

During fiscal 2001, we recorded facilities costs related to a vacated facility in Emeryville, California, and a vacated section of an office space in Santa Cruz, California, of approximately $242,000 and $449,000, respectively. We have experienced difficulties in subletting these offices because of the continuing deterioration of the real estate market in these locations. As a result, we determined that additional charges were needed for the full amount of rent for the Emeryville office throughout the term of the lease agreement. Further charges were also needed for the Santa Cruz facility for adjustments in expected sublease rates and brokerage fees, as well as for costs associated with its remaining office space recently vacated as a result of a further reduction in workforce. The aggregate charges recorded during fiscal 2002 were approximately $268,000 and $1,343,000 for the Emeryville and Santa Cruz facilities, respectively.

During fiscal 2002, we also recorded facilities costs of approximately $1,183,000 related to a recently vacated facility in Nashua, New Hampshire. Actual results may differ significantly from this estimate if any of the factors affecting our assumptions were to change in the future.

•
License and service revenue recognition.    Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collectibility is probable. Arrangements for which the fees are not deemed probable for collection are recognized upon cash collection. Arrangements for which the fees are not deemed fixed or determinable are recognized in the period they become due. If we were to assess the collectibility of fees differently, the timing and amount of our revenue recognition might differ substantially from previously estimated or reported.

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

For contracts with multiple elements, and for which vendor-specific objective evidence of fair value for the undelivered elements exists, revenue is recognized for the delivered elements based upon the residual contract value as prescribed by the American Institute of Certified Public Accountants in Statement of Position (SOP) No. 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.” We have accumulated relevant information from contracts to use in determining the availability of vendor-specific objective evidence and believe that such information complies with the criteria established in SOP No. 97-2, “Software Revenue Recognition” which provides guidance on generally accepted accounting principles for recognizing revenue on software transactions. If we were to allocate the respective fair values of the aforementioned elements differently, the timing of our revenue recognition might differ substantially from that previously estimated or reported.

License and service revenue associated with contracts that involve significant implementation of customization of services, which are essential to the functionality of the software, is recognized over the period of each engagement primarily using the percentage-of-completion method. Labor hours incurred is generally used as the measure of progress towards completion as prescribed by SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts.” Revenue for these arrangements is classified as license revenue and service revenue based upon estimates of fair value of each element, and the revenue is recognized based on the percentage-of-completion ratio for the arrangement. Recognized revenue is subject to revisions as the engagement progresses to completion. Revisions in estimates or estimated losses on engagements are made in the period in which the loss becomes probable and can be reasonably estimated. Considerable judgment, such as the scope of work and reliance on the customer or other vendors to fulfill some tasks, may be required in determining estimates to complete an engagement. If we were to make different judgments or utilize different estimates of the total amount of work required to complete the engagement, the timing of our revenue recognition from period to period, as well as the related margins, might differ substantially from that previously estimated or reported. We consider a project completed at the go-live date. When we sell additional licenses, we recognize revenue after the go-live date if the products or seats have been delivered and no remaining obligations exist.

We also have other key accounting policies which we believe either do not generally require us to make estimates and judgments that are as difficult or as subjective, or are less likely to have a material impact on our reported results of operations for a given period.

Also refer to the discussion in Note 1 to Consolidated Financial Statements set forth in Part IV, Item 14, below under the caption “The Company and a Summary of Its Significant Accounting Policies,” for more information on other significant accounting policies.

Results of Operations

The following table sets forth items included in the consolidated statements of operations (Part IV of this Annual Report on Form 10-K) as a percentage of revenue for the periods indicated. Certain prior period amounts were reclassified to conform to the current period’s presentation of certain channel marketing expenses as a reduction of revenue as required by the Emerging Issues Task Force (EITF) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” issued by Financial Accounting Standards Board (FASB).

	Years Ended July 31,
	2002	2001	2000
Revenue:
License	83.6%	83.8%	89.8%
Services	16.4	16.2	10.2

Total revenue	100.0	100.0	100.0

Cost of revenue:
Cost of license revenue	4.8	3.9	6.0
Cost of service revenue	24.0	22.9	6.4

Total cost of revenue	28.8	26.8	12.4

Gross profit	71.2	73.2	87.6

Operating expenses:
Research and development	66.1	62.1	58.7
Sales and marketing	66.1	56.8	54.8
General and administrative	21.4	16.0	18.1
In-process research and development	—	—	13.8
Amortization of goodwill	11.9	11.6	3.9
Amortization of other intangible assets	10.6	9.2	4.7
Merger costs	—	—	20.7
Restructuring and other charges	24.4	3.7	—
Loss on impairment of assets	22.9	27.8	—

Total operating expenses	223.4	187.2	174.7

Operating loss	(152.2)	(114.0)	(87.1)

Other income (expense)
Interest income	6.3	9.9	9.6
Interest expense	(0.4)	(0.2)	(0.2)
Other, net	(0.9)	(1.0)	7.1
Other-than-temporary impairment of direct investments	(1.7)	(3.0)	—

Total other income	3.3	5.7	16.5

Loss before income taxes	(148.9)	(108.3)	(70.6)
Provision for income taxes	(1.6)	(1.2)	(2.1)

Net loss	(150.5)	(109.5)	(72.7)
Accretion of mandatorily redeemable convertible preferred stock to redemption value	—	—	(12.7)

Net loss attributable to common stockholders	(150.5)%	(109.5)%	(85.4)%

Revenue.    We derive revenue from two primary sources: software licenses and fees for service. Revenue was $22,940,000 in fiscal 2002 as compared with $38,202,000 in fiscal 2001 and $30,512,000 in fiscal 2000. Revenue decreased 40% in fiscal 2002 as compared with fiscal 2001 and increased 25% in fiscal 2001 as compared with fiscal 2000. The decrease in revenue in fiscal 2002 resulted mainly from the general economic slowdown and its impact on our customers, many of whom have reduced their IT spending or ceased their investment in products, services and technologies such as those we provide. The decline in our revenue also resulted from a general slowdown in sales of Palm OS-based handhelds and other personal digital assistant (PDA) devices, as well as delays in our new product introductions. Our revenue growth in fiscal 2001 resulted an increase in the number of licensing arrangements we entered into and the creation of our professional services group in that year.

•
License Revenue.    License revenue is earned from the sale and use of software products (including our technology licensing components) and royalty agreements with OEMs. License revenue was $19,167,000 in fiscal 2002 as compared with $32,027,000 in fiscal 2001 and $27,384,000 in fiscal 2000. The 40% decrease in license revenue in fiscal 2002 reflected a decrease in revenue of $6,986,000 from our Enterprise products (which include both personal and server-based Intellisync and Satellite Forms products), $4,637,000 from our technology licensing components, and $1,237,000 from our legacy personal computers (PC) or notebooks business—Intellisync for Notebooks royalty revenue.

The 17% increase in license revenues in fiscal 2001 reflected an increase of $3,651,000 in revenues of technology licensing components and $3,504,000 in revenues of Enterprise products. This increase was offset by $2,512,000 decrease in revenue received for our legacy notebook business—the Intellisync for Notebook royalty revenue. Revenue from our Enterprise products increased due to the market’s continued widespread adoption of our Enterprise product offerings. Revenue from technology licensing components increased due to an increase in the number of licensing arrangements we entered into particularly during the first three quarters of fiscal 2001.

Notebook revenue decreased in both years as its revenue stream has matured and as we continue to deemphasize the resources and effort associated with this revenue segment. Accordingly, we expect that our legacy notebook business revenue in subsequent quarters will be significantly lower or decrease to an insignificant amount.

As part of our consolidation of our product lines, we have eliminated our online service offerings. As a result of the discontinuation of these services, we expect that revenue from our technology licensing components will continue to decrease in subsequent quarters.

•
Service Revenue.    Service revenue is derived from fees for services, including time and materials for professional services, non-recurring engineering service projects for software development, amortization of maintenance contract programs, hosting and advertising fees. Service revenue was $3,773,000 in fiscal 2002 as compared with $6,175,000 in fiscal 2001 and $3,128,000 in fiscal 2000. The 39% decrease in service revenue in fiscal 2002 was primarily due to a decrease in professional service revenue of $2,330,000 associated with our technology licensing partners, many of whom have been affected by a continued weak IT spending environment. Revenue from maintenance, hosting and advertising fees also decreased for the most recent fiscal year by an aggregate amount of $72,000.

The 97% increase in service revenue in fiscal 2001 was brought about by the creation of our professional services group with the acquisitions of Dry Creek and Windward. Professional service revenue in fiscal 2001 increased by $3,617,000. The increase in fiscal 2001 was also due to an increase of $917,000 in maintenance contract programs which was primarily the result of the increase in licensing activity. This increase was partially offset by a decrease of $342,000 in advertising fees and decrease of $1,145,000 in non-recurring engineering service projects revenue.

OEM revenue in fiscal 2002 was $8,987,000, or 39% of total revenue, compared with $10,593,000 or 28% of total revenue in fiscal 2001 and $13,048,000 or 43% of total revenue in fiscal 2000. OEM revenue decreased in absolute terms in fiscal 2002 primarily due to a decline in revenue of $1,269,000 from Intellisync for

Notebooks royalties and $1,091,000 from platform licensing of the Intellisync SDKs. This decrease was slightly offset by an increase in revenue of $754,000 from our server-based products. The increase in OEM revenue as a percentage of total revenue in fiscal 2002 was primarily due to a greater decline in revenue of $9,787,000 from personal Enterprise products, professional services and other technology licensing components. The decrease in OEM revenue in absolute terms and as a percentage of total revenue in fiscal 2001 was primarily due to the decline of $2,480,000 in Intellisync for Notebook royalty revenue and $278,000 in server-based products, partially offset by an increase of $303,000 in licensing of Intellisync SDK. Although several OEM agreements contain contractual minimum purchase obligations, there can be no assurance that any particular OEM will satisfy such obligation. In addition, we believe that the percentage of revenue derived from OEMs may fluctuate in future periods since the use of distribution channels in the United States and internationally for our existing and future products is subject to change, causing our revenue to be difficult to forecast. Further, we expect the notebook-related OEM portion of this revenue to continue to decrease to an insignificant amount in absolute terms and as a percentage of our overall revenue in subsequent years.

International revenue continues to represent a significant portion of our revenue. International revenue in fiscal 2002 was $7,123,000, or 31% of total revenue, compared with $9,987,000 or 26% of total revenue in fiscal 2001 and $8,347,000 or 27% of total revenue in fiscal 2000. For fiscal 2002, the revenue gains in Europe and certain parts of Asia, which resulted directly from our international direct sales force expansion in fiscal 2001, were more than offset by a decrease in revenue in Japan resulting from a general economic slowdown and an overall reduction in technology spending in that country. The increase as a percentage of total revenue, however, was due to a decline in our overall revenue. For fiscal 2001, our international revenue in absolute terms increased due to our continued efforts in that year to expand our international presence and sales efforts. This increase was partially offset by lower international notebook and PC OEM royalties. The decrease of international revenue as a percentage of total revenue reflected the considerable increase in our United States revenue. International revenue may be subject to certain risks not normally encountered in operations in the United States, including exposure to tariffs, various trade regulations, fluctuations in currency exchange rates, as well as international software piracy. We believe that continued growth would require further expansion in international markets. We have utilized and may continue to utilize substantial resources to expand existing and establish additional international operations in the future. Also, refer to other relevant risks and uncertainties associated with international revenue set forth in Part I, Item 1 under the caption “Business Risks” in this Annual Report on Form 10-K.

One distributor, Ingram Micro US, accounted for 17%, 14% and 13% of our total revenue during fiscal 2002, 2001 and 2000, respectively. In accordance with our revenue recognition policy, the revenue from Ingram Micro US, represents revenue recognized at the time our products were sold to customers by Ingram Micro.

Deferred revenue was $2,678,000 and $3,260,000 at July 31, 2002 and 2001, respectively. The 18% decrease in deferred revenue was primarily attributable to the decline in number of technology licensing customers, many of whom were forced to close their operations or unable to meet their contractual obligations as a result of the economic downturn, and, to a lesser extent, due to new licensing deals that were not structured with guaranteed commitments.

Cost of Revenue.    Cost of revenue consists of license costs and service costs. License costs comprise product-packaging expenses such as product media and duplication, manuals, packing supplies, and shipping costs. Service costs comprise personnel-related expenses such as salaries and other related costs (including non-cash stock compensation) associated with work performed under professional service contracts, non-recurring engineering agreements and hosting costs for online services associated with technology licensing partners and end users, and post-sales customer support costs. Hosting costs include expenses related to bandwidth for hosting, tape backup, security and storage, third-party fees and internal personnel costs associated with logistics and operational support of the hosting services and depreciation of computer equipment associated with the hosting service. Service costs can be expected to vary significantly from period to period depending on the mix of services we provide.

In general, license costs represent a far smaller percentage of license revenue than service costs, which have a much higher cost structure as a percentage of service revenue. Additionally, license costs tend to be variable based on license revenue volumes, whereas service costs tend to be fixed within certain service revenue volume ranges. We would expect that an increase in service revenue as a percentage of our total revenue would generate lower overall gross margins as a percentage of total revenue. Also, given the high level of fixed costs associated with the professional services group, our inability to generate revenue sufficient to absorb these fixed costs could lead to negative service gross margins.

•
Cost of License Revenue.    Cost of license revenue was $1,103,000 or 6% of license revenue, $1,476,000 or 5% of license revenue, and $1,827,000 or 7% of license revenue in fiscal 2002, 2001 and 2000, respectively. The decrease in cost of license revenue in absolute dollars in fiscal 2002 resulted from reduced variable packaged product costs associated with reduced license volumes. The decrease in cost of license revenue in absolute dollars and as a percentage of license revenue in fiscal 2001 primarily reflects efficiencies realized from higher license revenue volumes. In general, fluctuations in cost of license revenue are primarily the result of varying levels of royalties paid, changes in product mix and the timing of large license sales.

•
Cost of Service Revenue.    Cost of service revenue was $5,493,000 or 146% of service revenue, $8,760,000 or 142% of service revenue, and $1,953,000 or 62% of service revenue in fiscal 2002, 2001 and 2000, respectively. The decrease in cost of revenue in absolute dollars in fiscal 2002 was primarily due to a decrease in professional services costs as a result of workforce reductions we implemented in fiscal 2001, as well as overall reduction in our service revenues. The increase in cost of service revenue in absolute dollars and as a percentage of service revenue in fiscal 2001 reflects an increase in service revenue, increased headcount in our online services and professional services groups and hosting costs associated with our online service offerings. The gross margin loss in fiscal 2002 and 2001 was largely due to a high level of fixed costs, primarily personnel-related expenses, associated with our professional services group that had experienced higher but insufficient revenue to absorb their fully burdened costs.

We expect our gross profit margin percentage to range between about 80%-82% in the next two quarters as compared with 71% and 73% in fiscal 2002 and 2001, respectively. This range is primarily driven by our expectation for different margin characteristics within and between license and service revenues as well as the expected mix between product and channels. In addition, our fixed cost elements are expected to be substantially reduced as a result of discontinuing our online service business.

We expect our overall operating expenses for the first half of 2003 will decline as compared with the previous quarters in fiscal 2002 primarily as a result of: (1) reduced workforce coinciding with our various business restructurings; (2) reduced facilities costs as a result of consolidating facilities; and (3) reduced infrastructure costs and discretionary spending.

Research and Development.    Research and development expenses consist primarily of salaries and other related costs (including non-cash stock compensation) for research and development personnel, quality assurance personnel, product localization, fees to outside contractors and the cost of facilities and depreciation of capital equipment. We invest in research and development both for new products and to provide continuing enhancements to existing products. Research and development expenses decreased by 36% to $15,179,000 in fiscal 2002 from $23,723,000 in fiscal 2001. In fiscal 2001, research and development expenses increased by 32% to $23,723,000 from $17,909,000 in fiscal 2000. Research and development represented 66%, 62% and 59% of total revenue in fiscal 2002, 2001 and 2000, respectively. The decrease in absolute research and development spending in fiscal 2002 was primarily due to the elimination of the Intellisync.comSM online service and our re-emphasis on core product development, as part of the cost control initiatives we implemented in fiscal 2002 and 2001, which in turn resulted in a decrease in personnel- and contractor-related costs of approximately $5,691,000 and other costs of approximately $3,670,000, net of contract costs associated with ramping up our offshore development resources. This decrease was slightly offset by a write-off of certain excess software development tools of $580,000 and completion bonuses of $237,000 paid to certain employees affected by restructuring in fiscal 2002. As a percentage of total revenue, research and development expenses increased due to overall revenue decline in fiscal 2002. The increase in absolute research and development spending in fiscal 2001 was primarily due to increased personnel that we acquired in connection with our prior year acquisitions, planned higher spending for the development and maintenance of our technology licensing components, and increased costs associated with preparing for the production launch of Intellisync.com at the time.

As previously mentioned, we are consolidating our software product lines to focus on developing and selling mobile computing solutions geared to enterprise customers. We also have eliminated our online service offerings which incorporated our service-oriented intellectual property—Sync-it, Mind-it and Browse-it. Although we expect to use a reasonable amount of our research and development resources for our new strategies, we do not anticipate an increase in related costs in aggregate due to our recent restructuring and cost reduction initiatives. As a result, we expect our quarterly research and development costs to decrease for the first half of fiscal 2003.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions, promotional expenses and other related costs (including non-cash stock compensation) relating to sales and marketing employees, as well as to technical support personnel associated with pre-sales activities such as building brand awareness, performing product and technical presentations and answering customers’ product and service inquiries. Sales and marketing expenses decreased by 30% to $15,160,000 in fiscal 2002 from $21,680,000 in fiscal 2001. In fiscal 2001, sales and marketing expenses increased 30% to $21,680,000 from $16,723,000 in fiscal 2000. Sales and marketing expenses represented 66%, 57% and 55% of total revenues in fiscal 2002, 2001, and 2000, respectively. Sales and marketing expenses decreased in absolute terms in fiscal 2002 due to reduction in salaries and other personnel-related costs of $3,033,000 as a result of headcount reductions, reduction in bonus and commissions of $617,000 as a result of lower revenue, and reduction in corporate marketing resources, corporate branding initiatives and other related costs of $2,870,000 as a result of lower planned spending. Sales and marketing expenses, however, increased as a percentage of total revenue due to overall revenue decline in fiscal 2002. Sales and marketing expenses increased in absolute terms and as a percentage of total revenue in fiscal 2001 primarily due to an increase in sales personnel to expand our United States and international sales and business development organizations, and an increase in corporate marketing resources, corporate branding and marketing headcount for our online services group. As compared with the sales and marketing costs in the fourth quarter of fiscal 2002, sales and marketing expenses over the next two quarters are expected to slightly increase quarterly or remain relatively flat in absolute dollars as we attempt to establish strategic relationships with our existing and prospective enterprise customers.

General and Administrative.    General and administrative expenses consist primarily of salaries and other related costs (including non-cash stock compensation) relating to administrative, executive and financial personnel and outside professional fees. General and administrative expenses decreased by 20% to $4,904,000 in fiscal 2002 from $6,120,000 in fiscal 2001. In fiscal 2001, general and administrative expenses increased 11% to $6,120,000 from $5,520,000 in fiscal 2000. General and administrative expenses represented approximately 21%, 16% and 18% of total revenues in fiscal 2002, 2001 and 2000, respectively. The decrease in absolute general and administrative spending was primarily due to a reduction in provision for bad debts allowance of $1,321,000 and a reduction in personnel-related costs of $390,000 as a result of our recent restructurings, as well as in other related costs of $35,000 as a result of lower planned spending. This decrease was slightly offset by a provision recorded for rent reimbursement deemed uncollectible of $330,000 relating to the Windward acquisition, as well as signing bonus of $200,000 for our new president and chief executive officer. General and administrative expenses, however, increased as a percentage of total revenue due to overall decline in revenue. The increase in absolute general and administrative spending in fiscal 2001 was primarily due to an increased provision for bad debts allowance and, to a much lesser extent, the addition of personnel and increased fees for professional services, such as legal, accounting, and other consulting services, to support the expansion of our infrastructure during the first part of fiscal 2001, and the consolidation and assimilation of the Windward and SwiftTouch assets. The decrease in general and administrative spending as a percentage of total revenue in fiscal 2001 reflects an increase in revenue. We expect our quarterly general and administrative expenses for the first half of fiscal 2003 to decrease or remain at a lower absolute level similar to those of the recent previous quarters as a result of our recent restructurings and cost reduction initiatives. The expected decrease would slightly be offset by anticipated legal costs associated with our patent infringement lawsuit.

Purchased In-Process Research and Development.    We expensed purchased in-process research and development costs of $4,218,000 as a result of the ProxiNet acquisition in the first quarter of fiscal 2000.

The ProxiNet acquisition was accounted for as a purchase. The total purchase price of approximately $17,384,000 (including liabilities of $2,070,000), was assigned to the fair value of the assets acquired, including $676,000 to tangible assets acquired, $3,378,000 to identified intangible assets, $4,218,000 to in-process research and development, and $9,112,000 to goodwill. The in-process research and development was expensed at the acquisition date. The value assigned to this acquired in-process research and development was determined by identifying research projects in areas for which technological feasibility had not been established as of the acquisition date. These include projects for ProxiWare™ and ProxiWeb™ technology. The value was determined by estimating the revenue contribution and the percentage of completion of each of these projects. The projects were deemed to be 55% complete on the date of acquisition. The net cash flows were then discounted utilizing a weighted average cost of capital of 27.5%, which, among other related assumptions, we believed to be fairly accurate. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates described above. At the acquisition date, revenues were projected to be generated in fiscal 2000 for the products in development.

The projects for ProxiWare and ProxiWeb technology, branded as the Browse-it product, were completed, as expected, in the fourth quarter of fiscal 2000. Browse-it started generating revenue but at a level substantially lower than what we originally expected. We accordingly performed an evaluation of the existing goodwill and purchased intangibles related to the ProxiNet acquisition and determined that the underlying assets were impaired. As a result, we recorded an impairment charge of $4,101,000 and $258,000 for goodwill and developed technology, respectively, in fiscal 2002. For more details on the evaluation of the ProxiNet intangibles and resulting impairment charge, refer to the discussion set forth below under the caption “Loss on Impairment of Assets.”

Amortization of Goodwill and Other Intangible Assets.    Regular amortization of acquired goodwill decreased 38% to $2,727,000 in fiscal 2002 from $4,430,000 in fiscal 2001. In fiscal 2001, amortization of goodwill increased 272% to $4,430,000 from $1,190,000 in fiscal 2000. Regular amortization of other intangible assets decreased 31% to $2,436,000 in fiscal 2002 from $3,527,000 in fiscal 2001. In fiscal 2001, amortization of other intangible assets increased 145% to $3,527,000 from $1,440,000 in fiscal 2000. The decrease in amortization of goodwill and other intangible assets in fiscal 2002 reflects the effect of the impairment charge recorded in the fourth quarter of fiscal 2001, which significantly reduced the carrying value of our existing goodwill and other intangible assets. The increase in amortization of goodwill and other intangible assets in fiscal 2001 resulted from our acquisitions of SwiftTouch and Windward in fiscal 2001 and Dry Creek and ProxiNet in fiscal 2000. We will cease to amortize our existing goodwill upon our adoption of SFAS No. 142 in the beginning of fiscal 2003. However, with the recent decline in our market capitalization and other factors affecting our industry, the application of the methodology within SFAS No. 142 may result in the write-off of a portion or full amount of our remaining goodwill. We will complete the amortization of other existing intangible assets with a total charge of approximately $0.6 million by the end of fiscal 2003, based on acquisitions completed as of July 31, 2002. Refer to the discussion set forth below under the caption “Recently Issued Accounting Pronouncements” for more information on the new accounting for goodwill.

We also recorded a charge for impairment of certain intangibles in fiscal 2002 and 2001 as discussed under the caption “Loss on Impairment of Assets” set forth below.

Non-Cash Stock Compensation.    Non-cash stock compensation, included in each appropriate operating expense category of our consolidated statements of operations, relates to stock options that were deemed to have been granted at a price below market value, as well as to certain options that are subject to variable plan accounting. The non-cash stock compensation charge, net of the effect of terminations, aggregated $367,000, $1,058,000 and $2,002,000 in fiscal 2002, 2001 and 2000, respectively. The majority of the non-cash stock compensation expense for all fiscal years presented relates to options granted by NetMind prior to our acquisition of NetMind. These charges are amortized over the vesting period of the options. Our stock compensation also reflects the effect of certain stock options accounted for using variable accounting. Based on the stock price of Pumatech’s common stock at July 31, 2002, the aggregate non-cash stock compensation in fiscal 2003 and 2004 is expected to be approximately $215,000 and $11,000, respectively.

Other Income (Expense).    Other income (expense), net, represents interest earned on cash and short-term investments and realized gains on miscellaneous investments, offset by interest expense on debt and miscellaneous bank fees and charges. Total other income, net, was $760,000, $2,164,000 and $5,023,000 in fiscal 2002, 2001 and 2000, respectively. The decrease in total other income, net, in fiscal 2002 reflects a decrease in the rate of interest on reduced balances of cash and investments, offset by $800,000 decrease in a charge recorded for an other-than-temporary impairment of investments as described below. The decrease in total other income, net, in fiscal 2001 reflects a decrease in rate of interest on reduced balances of cash and investments, as well as a loss of $300,000 realized from the sale of PG&E commercial paper.

During fiscal 2002, we recorded a charge for an other-than-temporary impairment of investments of approximately $380,000 related to our pro-rata share of net loss realized by a venture capital fund on sale or liquidation of certain investments. During fiscal 2001, we recorded impairment charges aggregating $1,180,000 for our direct investments in YadaYada, Inc., If & Then, Inc., and PulseMD Corporation that we deemed unrecoverable. These investments were fully impaired due to changes in these entities’ capital structure impacting our investment preferences, thin capitalization, dilution due to dramatic declines in valuations and overall lack of persuasive evidence that would indicate a future ability or intent of these entities that would support the carrying value of our investments.

We expect other income (expense), net, over the first half of fiscal 2003, to remain flat as compared to that of recent previous quarters.

Provision for Income Taxes.    The provision for income taxes primarily represents foreign withholding taxes on royalties earned from certain foreign customers and, to a lesser extent, estimated taxes for foreign subsidiaries. Provision for income taxes was $372,000, $437,000 and $632,000 in fiscal 2002, 2001 and 2000, respectively. We expect provision for income taxes to be about $75,000 quarterly over the first half of fiscal 2003.

Accretion of Mandatorily Redeemable Convertible Preferred Stock to Redemption Value.    During fiscal 1999, NetMind issued approximately 4.0 million shares of Series B Preferred Stock which converted into approximately 3.4 million shares of Pumatech’s common stock upon completion of the NetMind merger in February 2000. Under the terms of the original issuance, the Series B shares were redeemable in September 2003 and 2004, at the higher of their original issue price or the fair value of the stock at the dates of redemption. The difference between the issuance price and the fair value of the Series B stock was accreted by NetMind. Such accretion aggregated to $3,877,000 in fiscal 2000.

Non-Recurring Charges

Merger Costs.    During the third quarter of fiscal 2000, we incurred one-time costs totaling $6,322,000 associated with the acquisition of NetMind. These costs included direct transaction costs primarily for financial advisory service and professional service costs associated with the merger.

Restructuring and Other Charges.    Restructuring and other charges consist of the following:

	Year Ended July 31,
	2002	2001	2000
Restructuring charges:
Severance costs	$1,228	$581	$—
Facilities costs	3,202	573	—
Assets held for disposal	850	263	—
Other charges	58	—	—

Total restructuring charges	5,338	1,417	—
Separation costs	257	—	—

Restructuring and other charges	$5,595	$1,417	$—

•	Restructuring Charges
During fiscal 2002 and 2001, we implemented a number of cost-reduction plans aimed at reducing costs that were not integral to our overall strategy and to better align our expense levels with current revenue levels and ensure conservative spending during periods of economic uncertainty.

•
Fiscal 2002.    During the third and fourth quarters of fiscal 2002, we announced and implemented cost-reduction initiatives in our continued effort to streamline our operations to reduce ongoing operating expenses and preserve our cash reserves. As part of the restructuring programs, we implemented a reduction in our engineering workforce of approximately 72 employees while we increased our offshore engineering capacity by utilizing a number of European software development partners to perform certain product engineering-related projects and meet other engineering requirements that may arise. This reduction in engineering workforce, as well as the additional 29 positions eliminated in other business functions, brought the number of our worldwide full-time equivalent employees, excluding significant contracted offshore development resources, down to approximately 100 at July 31, 2002. The program was completed by the end of July 2002, and the associated severance costs incurred were approximately $1,228,000, $43,000 of which remained unused as of July 31, 2002.

We also further consolidated our business facilities located in Los Gatos, California and Nashua, New Hampshire with our corporate headquarters located in San Jose, California. The costs of consolidating facilities include $1,914,000 for excess facility lease and vacancy costs and $528,000 for write-off of property and equipment, which consisted primarily of leasehold improvements, office equipment and furniture and fixtures, to be taken out of service. The unused balance as of July 31, 2002 was $1,570,000.

We continually evaluate the balance of the restructuring reserve we recorded in prior years based on the remaining estimated amounts to be paid. During fiscal 2001, we recorded facilities costs related to a vacated facility in Emeryville, California, and a vacated section of an office space in Santa Cruz, California, of approximately $242,000 and $449,000, respectively. As a result of difficulties in subletting these offices because of the continuing deterioration of the real estate market in these locations, we determined that additional charges were needed for the full amount of rent for the Emeryville office throughout the term of the lease agreement. Further charges were also needed for the Santa Cruz facility for adjustments in expected sublease rates and brokerage fees, as well as for costs associated with its remaining office space recently vacated as a result of a further reduction in workforce. The aggregate charges recorded during fiscal 2002 were approximately $268,000 and $1,342,000 for Emeryville and Santa Cruz facilities, respectively. The unused balance as of July 31, 2002 was $1,248,000.

•	Fiscal 2001. Our primary cost reduction initiatives in fiscal 2001 included a reduction in workforce and facilities consolidation. Affecting mostly those holding positions in engineering and professional services, the workforce reduction, which was completed during July 2001, represented a reduction of approximately 33% of our then total workforce or approximately 107 full-time equivalent positions including 20 contractors and 87 permanent employees. This reduction in force was completed at the end of July 2001. The associated severance costs incurred were approximately $581,000, none of which remained unused as of July 31, 2002.

We also incurred additional restructuring charges aggregating $836,000 for consolidating facilities with space located in Santa Cruz, California and Nashua, New Hampshire. The costs of consolidating facilities includes $573,000 for excess facility lease and vacancy costs and $263,000 for write-off of property and equipment, which consisted primarily of leasehold improvements, computer and engineering equipment, office equipment and furniture and fixtures, to be taken out of service. The unused balance as of July 31, 2002 was $150,000. As discussed above, an adjustment to restructuring charges was made for Santa Cruz facility in fiscal 2002.

A summary of the severance and facilities costs and assets held for disposal relating to the cost reduction plans implemented is outlined as follows (in thousands):

	Workforce Reduction	Consolidation of Excess Facilities	Other	Total
Balance at July 31, 2000	$—	$221	$—	$221
Restructuring provision	581	836	—	1,417
Non-cash charges	—	(165)	—	(165)
Cash payments	(561)	(151)	—	(712)

Balance at July 31, 2001	$20	$741	$—	$761
Restructuring provision	1,228	2,442	58	3,728
Adjustment	—	1,610	—	1,610
Non-cash charges	—	(877)	—	(877)
Cash payments	(1,205)	(840)	(58)	(2,103)

Balance at July 31, 2002	$43	$3,076	$—	$3,119

Amounts related to the net lease expense due to the consolidation of excess facilities are paid over the respective lease terms through May 2006 using cash from operations.

As of July 31, 2002, the aggregate remaining restructuring accrual of $3,119,000 includes the unused balance of $108,000 from fiscal 1999 restructuring charges relating to future lease obligations for certain excess facilities through December 2003.

The remaining lease payments on all the excess facilities as of July 31, 2002, were approximately $3,926,000, net of proceeds from outstanding sublease agreements. We have further reduced the total costs of excess facilities by the estimated proceeds from assumed future subleases. If the actual results differ from our estimates and assumptions, we may be required to adjust our facilities costs accrual related to expected losses on subleases, including recording additional losses. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future period.

•	Separation Costs
In fiscal 2002, we recorded accruals of approximately $257,000 related to separation agreements with our former president and chief executive officer and former executive vice president of sales and business development. In accordance with the agreements, the accrued amounts are being paid over the 6-month period following the officers’ termination. The unused balance as of July 31, 2002, was approximately $219,000.

Loss on Impairment of Assets.    Loss on impairment of assets consists of the following:

	Year Ended July 31,
	2002	2001	2000
Intangibles	$4,359	$9,901	$—
Commitment	103	—	—
Assets held and used	102	—	—
Assets held for disposal	685	713	—

Loss on impairment of assets	$5,249	$10,614	$—

During fiscal 2002 and 2001, we determined that certain intangible assets we acquired, certain assets used exclusively for our online operations and Intellisync.com were impaired. Therefore, we recorded impairment charges of $5,249,000 and $10,614,000 in fiscal 2002 and 2001, respectively, to write down or write off goodwill and certain intangibles in connection with the ProxiNet, Dry Creek, Windward and SwiftTouch acquisitions, and other assets, as well as a related commitment, we believe will not bring a viable business opportunity for us in the future.

•	ProxiNet
We purchased ProxiNet in the first quarter of fiscal 2000 in anticipation of broadening the appeal of Internet connected wireless devices and other Internet appliances through the use of ProxiNet’s core technology, ProxiWare and ProxiWeb, later branded as the Browse-it product. By combining Pumatech’s Intellisync platform with this highly scalable proxy-based transformation and delivery architecture, major Internet destinations such as portals, search engines and e-commerce companies would have the means to provide highly secure, real-time access to users of handheld devices, cellular phones and other devices and Internet appliances. We expected that users would be able to browse information online, while simultaneously retrieving and synchronizing critical information while offline.

At the time the ProxiNet’s acquisition was consummated, we planned to market Browse-it primarily to major Internet companies such as portals and e-commerce sites as well as cellular carriers and other wireless providers. Browse-it started generating revenue in the fourth quarter of fiscal 2000, but at a level substantially lower than what we originally expected—average quarterly revenue for fiscal 2001 was approximately $700,000. In addition, due to general economic slowdowns, several of our Browse-it customers, many of which are Internet companies, reduced their IT spending or ceased their investment in products, services and technologies such as those we provide. Consequently, revenue from Browse-it continued to deteriorate, decreasing as low as $20,000 by the fourth quarter of fiscal 2002. These factors demonstrated that Browse-it product would not bring sufficient revenue to absorb high related costs.

By the end of fiscal 2002, as part of our plan to refocus our business strategies, we decided to discontinue our Browse-it technology offerings. Related employees were either terminated or reassigned to other engineering functions. Furthermore, we determined that Browse-it technology has no alternative uses and had not been incorporated into other products or services, and, accordingly, recorded in fiscal 2002 an impairment write-off of $4,101,000 and $258,000 related to the net book value of goodwill and developed technology, respectively, from the ProxiNet acquisition.

•	Dry Creek and Windward
We purchased Dry Creek and Windward in the fourth quarter of fiscal 2000 and first quarter of fiscal 2001, respectively, in anticipation of several benefits from the acquisitions, including:

•	Dry Creek would serve as the core of our professional services offerings;

•	Windward would expand the professional services group and become a turnkey vendor providing top tier customers with customized solutions substantially based on our technology licensing components;

•	the acquisitions would enable us to accelerate deployment of our technology licensing components with existing and targeted customers;

•	the acquisition would provide us with a pool of talented and highly skilled employees; approximately 70 employees were hired from both acquisitions;

•	Dry Creek’s developed and core technology.

At the time the acquisitions were completed, we had experienced sequential growth in quarterly revenue from our technology licensing components. From $1,555,000 for the first quarter of fiscal 2000, our technology license revenue increased for the same period in fiscal 2001 by 113% to $3,313,000. From the first quarter of fiscal 2000 to the first quarter of fiscal 2001, cost of revenue was in the range of 9.5% to 15.9% of total revenue. At the time the acquisitions were consummated, we anticipated continued growth and increased gross margin contribution due to increased capacity acquired from our increased professional services workforce.

However, the general economic slowdown in calendar year 2001 and to date in 2002 caused a number of our existing and potential customers to reduce their IT spending or cease their investment in products, services and technologies such as those we provide. Additionally, many of our technology licensing customers closed their operations or were unable to meet their contractual obligations leaving us with a smaller install base of customers across which to deploy our professional service team. Because of these and other factors, our technology licensing revenue decreased during the second quarter of fiscal 2001 to $3,140,000, remained relatively flat in the third quarter at $3,354,000, and decreased during the fourth quarter to $2,661,000 compared with technology licensing revenue in the first quarter. Revenue from our professional services, which facilitate our technology licensing components, for the same periods was $1,451,000, $1,577,000 and $228,000, respectively, which was significantly lower than our expectations. In addition, cost of revenue for those periods of 25.9%, 28.1% and 41.5%, respectively, of total revenue were significantly higher than those in recent previous quarters given the high level of related fixed costs, in particular personnel-related costs, and revenues insufficient to absorb these costs.

To better align our expense levels with current revenue levels and ensure conservative spending, we implemented cost reduction plans in the third and fourth quarter of fiscal 2001. The first plan, as well as employees’ transfers and resignations, decreased the number of employees in the professional services group to 45 by the end of the third quarter of fiscal 2001. The second plan resulted in a further reduction in our workforce bringing down the number of employees in the professional services group to 25 by July 31, 2001.

The aforementioned factors led us to believe that the goodwill and intangibles acquired from Dry Creek and Windward were impaired. Accordingly, we assessed the recoverability of the related long-lived assets and, as a result, recorded an impairment write-down of goodwill of $8,745,000 in fiscal 2001. The impairment was measured as the amount by which the carrying amount of goodwill and purchased intangibles exceeded the present value of the estimated future cash flows from the professional services group. The assumptions supporting the future cash flows, including the discount rate of 20%, were determined using our best estimates. The discount rate was determined based upon the weighted average cost of capital of comparable companies.

We continue to monitor the operations of our professional services group, its trend of revenue growth or decline, all associated costs, and its overall contribution to our profitability, as well as any events or indicators that the carrying amount of the remaining goodwill and intangibles might not be recoverable.

•	SwiftTouch
We purchased certain technology assets from SwiftTouch in the second quarter of fiscal 2001 in anticipation of increasing our revenue and accelerating our return to profitability through the use of SwiftTouch developed technology for our Intellisync.com online service offering. We believed this technology would extend the capabilities of our Intellisync.com service bureau by providing potential subscribers with access to various information via WAP (Wireless Application Protocol)-enabled phones or by voice. It would deliver powerful collaborative features that automatically update calendar and contact information among groups of users, while also giving us a viral marketing tool for minimizing user-acquisition costs as we attempted to build the Intellisync.com subscriber base.

At the time the SwiftTouch acquisition was consummated, we planned to host our technology licensing components for the public through our Intellisync.com Web service within the first half of calendar year 2001. In March 2001, we introduced Intellisync.com to the public and offered its available service options free of charge during the initial introductory period. We anticipated that several thousands users would adopt Intellisync.com and that we would derive a significant portion of our future revenue from offering fee-based services beginning in the Spring of 2001.

By the end of the first half of calendar year 2001, we realized that successful customer adoption of and monetization from several fee-based online service offerings such as our Intellisync.com offerings were slow and limited. Additionally, deployment and usage of mobile wireless devices had fallen short of our expectations. These factors, as well as changes in general economic and market conditions, led us to believe that if Intellisync.com were to continue, the costs associated with its operation would have a further negative impact on our results of operations in the near future.

By the end of fiscal 2001, as a result of the events described above, we decided that Intellisync.com should be suspended indefinitely and determined that technology acquired from SwiftTouch used exclusively for Intellisync.com was impaired. Accordingly, an impairment write-down of $1,156,000 related to the net book value of goodwill and identifiable intangibles from the SwiftTouch acquisition was recorded in fiscal 2001.

•	Other Impaired Assets
The recent plan to focus effort on our core business necessitated a thorough review of certain operations and related assets that we believe will not be viable to integrate into our new strategies. Our new plan provided for no further support for online operations, as well as terminating the use and maintenance of excess related assets.

During fiscal 2002, in our review of our online operations and related assets, such as computers, servers, network- and other hosting-related equipment, we specifically identified those assets that would be held for use to finish preexisting contracts with certain customers for a short period of time, after which the assets will be disposed of or abandoned. We also identified the related assets that would be held for immediate disposal. Based on a recoverability analysis we performed of the assets carrying value, we have anticipated no further cash flows from the online operations. We, therefore, recorded an impairment charge of $102,000 and $685,000 for assets held for use and assets held for disposal, respectively, based on the amount by which the carrying amount of assets exceeded the recovery value less disposal costs. We determined the recovery value of the assets using our best estimates on market prices of similar assets. In addition, we have written off related hosting commitment with a third-party vendor, a related party, for its entire value, totaling $103,000.

With respect to the indefinite suspension of Intellisync.com described above, we identified certain assets related to Intellisync.com that we would no longer use. We, therefore, classified these assets as held for disposal and revised their carrying value from book value to recovery value less disposal costs resulting in a $713,000 impairment charge in fiscal 2001.

Recently Issued Accounting Pronouncements

Goodwill and Other Intangible Assets

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-

of-interests method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets no longer be amortized, and that they be tested for impairment at least annually and written down only when impaired. We will cease to amortize our existing goodwill upon our adoption of the goodwill non-amortization provisions, among others, of this statement at the beginning of fiscal 2003. We currently estimate that the non-amortization of goodwill will result in a decrease in amortization expense of approximately $900,000 for fiscal year 2003 based on acquisitions completed as of July 31, 2002.

Further, SFAS No. 142 requires us to perform a transitional assessment of whether there is an indication that our goodwill is impaired as of the date of adoption. We will then have a transition period of six months from the date of adoption to determine if the goodwill has been impaired.

The impairment review involves a two-step process as follows:

Step 1—we will compare the fair value of our reporting unit to the carrying value, including goodwill of the unit. If the unit’s carrying value, including goodwill, exceeds its fair value, we will move on to step 2. If the unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step 2—we will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit’s goodwill. We will then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

Any goodwill impairment loss (measured as of the beginning of the fiscal year of adoption) will be recognized as the cumulative effect of a change in accounting principle no later than the end of the initial fiscal year of adoption. We expect to complete the impairment test during the first quarter of fiscal 2003. With the recent decline in our market capitalization and other factors affecting our industry, the application of the methodology within SFAS No. 142 may result in the write-off of a portion or full amount of our remaining goodwill.

We will also be required to review our other intangible assets for impairment and to reassess the useful lives of such assets and make any necessary adjustments. We have not yet determined what further effect these impairment tests will have on our earnings and financial position.

Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale. Although the statement retains certain of the requirements of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” it supersedes SFAS No. 121 and Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business.” SFAS No. 144 requires that long-lived assets to be disposed of by sale, including in continued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The statement is effective for our financial statements issued for fiscal quarters beginning on August 1, 2002. We are currently assessing the impact of adopting SFAS No. 144 but do not expect the adoption to have a material impact on our financial position and results of operations.

Accounting for Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS No. 146 during the second quarter of fiscal 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Highlights and Short-Term Investments (in millions):

	2002	2001	2000
Operating activities	$(16.4)	$(18.8)	$(15.7)
Investing activities	(0.6)	(18.1)	(25.2)
Financing activities	2.5	1.3	78.7

Net cash flows provided (used)	$(14.5)	$(35.6)	$37.8

Cash and cash equivalents at end of period	$4.3	$18.8	$54.5
Short-term investments	$30.1	$30.1	$30.8

We ended fiscal 2002 with $34,431,000 in cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments decreased by $14,477,000 or 30% during fiscal 2002 from $48,908,000 at July 31, 2001. Cash, cash equivalents and short-term investments decreased by $36,352,000 or 43% during fiscal 2001 from $85,260,000 at July 31, 2000.

Net cash used in operations was $16,445,000 during fiscal 2002, compared with $18,769,000 and $15,697,000 in fiscal 2001 and 2000, respectively. Operating cash flow in fiscal 2002 comprised of $18,309,000 of net loss as adjusted for non-cash items and $1,864,000 of net change in working capital items, compared with $16,215,000 of net loss as adjusted for non-cash items and $2,554,000 of net change in working capital items in fiscal 2001, and $13,652,000 of net loss adjusted for non-cash items and $2,045,000 of net change in working capital items in fiscal 2000. The variation in net loss adjusted for non-cash items reflects the variation in net earnings and non-recurring charges. The change in working capital items in fiscal 2002 reflected an increase in accrued liabilities of $1,795,000 and a decrease in accounts receivable, other current assets, inventory and other assets and liabilities of $922,000, $869,000, $133,000 and $273,000, respectively, offset by a decrease in accounts payable and deferred revenue of $1,546,000 and $582,000, respectively. These changes in working capital items in fiscal 2002 resulted mainly from recent restructuring accruals, reduced revenue and increased emphasis on cash collections and costs reduction. In fiscal 2001, the change in working capital items reflected an increase in accounts receivable of $3,514,000, deferred revenue of $2,313,000, accounts payable of $1,259,000, other current assets of $1,092,000, and net change in other assets and liabilities of $1,011,000 related to increased business volumes and contracts signed during the year. Our negative operating cash flows primarily reflect our net losses resulting generally from the same factors affecting our revenues and expenses as described above. We made significant changes to our operating structure, including the consolidation of facilities and the reduction of workforce, over the last two fiscal years. We believe that these efforts have and will continue to reduce costs, control spending and decrease our operating expenses and align us with our commitment to improve our operating cash flows and overall financial results.

Net cash used by investing activities of $590,000 during fiscal 2002, resulted from cash paid of $563,000 for capital expenditures and $305,000 for short and long-term investments, partially offset by a decrease of $278,000 in restricted cash. Net cash used in investing activities of $18,149,000 during fiscal 2001, resulted from $12,570,000 of cash paid for the asset purchases of Windward and SwiftTouch, $4,856,000 for capital expenditures and $1,250,000 for other long-term investments, partially offset by net sales of short term investments of $527,000. Net cash used in investing activities of $25,182,000 during fiscal 2000 was primarily for net purchases of short-term investments of $17,495,000, capital expenditures of $3,105,000, acquisition of ProxiNet and Dry Creek of $2,450,000 and purchase of other long-term investments of $2,132,000.

Net cash provided by financing activities of $2,526,000 during fiscal 2002, resulted primarily from $2,000,000 drawn from a line of credit and $1,138,000 of proceeds from issuance of common stock, partially offset by $310,000 for the issuance of a note by stockholder for the exercise of stock options and $302,000 for principal payments on borrowings. Net cash provided by financing activities of $1,318,000 during fiscal 2001 resulted primarily from $1,820,000 of proceeds from issuance of common stock, partially offset by $267,000 for principal payments on borrowings and a $235,000 loan to a related party. Net cash provided by financing activities of $78,717,000 during fiscal 2000 resulted from $78,383,000 of proceeds from issuance of common stock primarily from a private placement in March 2000, $236,000 drawn from a line of credit and $98,000 of note repayments from stockholders.

In connection with our restructuring and cost reduction plans over the years, we used $2,103,000, $712,000 and $110,000 of cash for severance costs associated with the reduction in our workforce and other costs associated with the consolidation of our excess facilities in fiscal 2002, 2001 and 2000, respectively. For additional information regarding the restructuring and cost reduction plans, refer to the discussions under the caption “Severance and Separation Costs, Facilities Costs and Assets Held for Disposal” set forth in Results of Operations above and Note 12 to Consolidated Financial Statements set forth in Part IV of this Annual Report on Form 10-K.

In connection with our acquisitions, we used $320,000 of cash and issued 100,000 shares of our common stock in November 2000 for certain assets of SwiftTouch. We used $12,250,000 of cash and issued 171,026 shares of our common stock to Vanteon in October 2000 for Windward. We used $1,987,500 of cash and issued 153,000 shares of our common stock in July 2000 for Dry Creek. We issued 8,808,000 shares of our common stock in February 2000 for NetMind. We issued 5,200,000 shares of Pumatech common stock and stock options in October 1999 for ProxiNet. For additional information regarding these acquisitions, refer to Note 4 to Consolidated Financial Statements set forth in Part IV of this Annual Report on Form 10-K.

Related Party Transactions

In fiscal 2002, we recorded accruals of approximately $257,000 related to separation agreements with our former president and chief executive officer and former executive vice president of sales and business development. In accordance with the agreements, the accrued amounts are being paid over the 6-month period following the officers’ termination.

We also have full-recourse loans outstanding to various officers totaling $874,750, exclusive of accrued interest, as of July 31, 2002. The loans carry an interest rate between 4% and 6%, and repayments are due through 2008. We received principal payments of $330,000 on the loans in the first quarter of fiscal 2003. (Refer to the discussions in Notes 6 and 11 to Consolidated Financial Statements set forth in Part IV of this Annual Report on Form 10-K for more details.)

Restricted Cash and Lines of Credit

We have restricted cash held by two financial institutions as collateral on letters of credit in connection with our lease of office spaces. At July 31, 2002, the restricted cash amounted to $408,000, of which $56,000 is included in “Other Current Assets.”

On March 29, 2001, we entered into a loan and security agreement with a bank under which we can borrow up to $10,000,000. The loan and security agreement originally expired in March 2002 but was renewed with a due date of September 2002. Borrowings under the agreement bear interest at a rate equal to the prime rate or LIBOR as selected by Pumatech and are collateralized by cash deposits, receivables, inventories, equipment, and intangibles. Principal is due at expiration, and interest payments are generally due monthly. The loan and security agreement contains covenants requiring that we maintain a minimum level of tangible net worth and meet a certain quick ratio. The agreement also contains certain restrictive covenants including but not limited to limitations on indebtedness, limitations on dividends and other restrictions on payments (including repurchases of our common stock), limitations on transactions with affiliates, limitations on liens, limitations on disposition of proceeds of asset sales, and limitations on investments and mergers, among others. As of July 31, 2002, we were in compliance with the loan covenants. The $2,000,000 outstanding as of July 31, 2002, under the agreement was fully paid off in September 2002.

We maintained another loan and security agreement in a prior year that provided a $1,000,000 revolving credit line and a $750,000 equipment line. The outstanding balance of $302,000 at July 31, 2001 on a $750,000 equipment line of credit was paid off in September 2001 with a portion of the new borrowings described above. The $750,000 equipment line and a $1,000,000 revolving line of credit were not renewed.

Commitments

The following table sets forth future payments due under our debt and lease obligations as of July 31, 2002 (in thousands):

	Year Ending July 31,
	2003	2004	2005	2006	Total
Line of credit	$2,000	$—	$—	$—	$2,000
Operating leases	2,844	2,782	2,559	1,627	9,812
Minimum proceeds from sublease	(747)	(408)	(408)	(18)	(1,581)

Total	$4,097	$2,374	$2,151	$1,609	$10,231

We are also committed to invest an additional $1,913,000 in Azure Venture Partners. The total of future actual investments may be less than this amount, depending on future performance of the investee companies. These funds are expected to be paid contractually as requested by the general partners over a period not to exceed the contract term of eight years. We believe that the remainder of the funds will be paid over the next three fiscal years.

We believe that our current cash, cash equivalents and short-term investment balances, including the credit lines and cash generated from operations, if any, will be sufficient to meet our working capital and other cash requirements for at least the next 12 months. In fiscal 2003, capital expenditures are expected to be approximately $600,000 to be used principally for various systems upgrades.

In the future, we may seek to raise cash through the issuance of debt or equity securities. There can be no assurance that such financing would be available to us at all, or on terms favorable to us, due to, among other things, high volatility of our stock price. The stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many high technology companies, including ours, due to a number of factors, many of which are outside of our control, such as quarterly variations in operating results, changes in financial estimates by securities analysts, general market conditions, as well as delisting from the Nasdaq National Market. We received recently a letter from Nasdaq stating that our common stock is subject to delisting. Although we appealed the decision and are awaiting the hearing before the Nasdaq Listing Qualifications Panel, there can be no assurances that the appeal would be resolved favorably. The delisting of our common stock from Nasdaq may result in a reduction in the market price and liquidity of our common stock and our ability to obtain financing for our operations. We therefore are currently considering all of the options available to us to assist us in our efforts to maintain our listing on Nasdaq including effecting a reverse stock split. Accordingly, our proxy statement for 2002 annual meeting of stockholders will include a proposal for an amendment to our restated certificate of incorporation to effect a reverse stock split of Pumatech’s common stock.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including changes in interest rates, foreign currency fluctuations and market values of our investments which could impact our results of operations and financial condition. We currently do not utilize derivative financial instruments to hedge such risks.

Interest Rate Risk

At July 31, 2002, we had an investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents and securities available-for-sale, of $30,019,000. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of July 31, 2002, the decline of the fair value of the portfolio would be immaterial. Other than certain government securities, most of our fixed income investments have maturities of less than one year. While we intend to hold our fixed income investments until maturity to avoid recognizing an adverse impact in income or cash flows in the event of an increase in market interest rates, there can be no assurance that we will be able to do so.

The table below presents the carrying value, which approximates fair value, and related weighted average coupon interest rates for the our investment portfolio at July 31, 2002 (in thousands, except interest rates).

	Carrying Amount	Average Coupon Interest Rate
Cash equivalents	$3,568	1.8%
Short-term investments	30,100	4.2%

Total portfolio	$33,668	3.9%

Foreign Currency Risk

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

We may continue to expand internationally in the future and become increasingly subject to other risks of doing business internationally including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, and other regulations and restrictions. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

We are also exposed to foreign exchange rate fluctuations as the financial statements of a foreign subsidiary are translated into United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. To date, the effect of foreign exchange rate fluctuations on our financial statements has been immaterial.

Other Investment Risk

We are a limited partner in a venture capital fund, through which we invest in equity instruments of privately-held companies for business and strategic purposes. Our investment in this venture capital fund is included in other assets and is accounted for under the cost method as our ownership is less than 3% and we do not have the ability to exercise significant influence over operations. At July 31, 2002, this investment amounted to $2,420,000. (Refer to Note 5 to Consolidated Financial Statements set forth in Part IV of this Annual Report on Form 10-K for more details.) For such investment, we regularly review the operating performance of the fund in assessing the carrying value. We identify and record an impairment loss when events and circumstances indicate that such asset might be impaired. During fiscal 2002, we recorded a charge for an other-than-temporary impairment of investments of approximately $380,000 related to our pro-rata share of net loss realized by a venture capital fund on sale or liquidation of certain investments.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated August 22, 2002, except as to Note 18, which is as of September 26, 2002, are hereby incorporated by reference to Part IV of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the directors and executive officers of Pumatech is set forth in Part I, Item 1 of this Annual Report under the caption “Executive Officers and Directors of the Registrant.” Information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the definitive proxy statement for Pumatech’s 2002 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this form (the “Proxy Statement”) under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the Proxy Statement under the caption “Executive Compensation and Other Matters.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the Proxy Statement under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to the Proxy Statement under the caption “Certain Transactions.”

ITEM 14.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Based on their evaluation as of a date within 90 days prior to the filing date of this Annual Report on Form 10-K, Pumatech’s principal executive officer and principal financial officer have concluded that their disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by Pumatech in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

There were no significant changes in Pumatech’s internal controls or in other factors that could significantly affect these controls subsequent to the date of its evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets at July 31, 2002 and 2001 (F-2)

•	Consolidated Statements of Operations for the three fiscal years ended July 31, 2002 (F-3)

•	Consolidated Statements of Stockholders’ Equity for the three fiscal years ended July 31, 2002 (F-4)

•	Consolidated Statements of Cash Flows for the three fiscal years ended July 31, 2002 (F-5)

•	Notes to Consolidated Financial Statements (F-6)

•	Report of Independent Accountants (F-39)

2.  Supplemental Schedules

The following financial statement schedule of the Company is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Company’s Consolidated Financial Statements.

•	Schedule II—Valuation and Qualifying Accounts (S-1)

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

(b)  Reports on Form 8-K

Report on Form 8-K dated June 17, 2002 reporting the resignation of Bradley A. Rowe and the appointment of Woodson Hobbs as president and chief executive officer of the Company.

(c)  Exhibits

Exhibit Number		Exhibit Title
2.1	1	Agreement and Plan Merger and Reorganization by and among Puma Technology, Inc., CAT Acquisition Corporation and ProxiNet, Inc., dated August 22, 1999.

2.2	2	Agreement and Plan of Merger and Reorganization by and among Puma Technology, Inc. and Rocket Kitty Acquisition Corp. and NetMind Technologies, Inc. dated December 8, 1999.

2.3	3	Interest Purchase Agreement among Puma Technology, Inc., Dry Creek Software, LLC. and the The Dry Creek Members dated July 7, 2000.

2.4	3	Asset Purchase Agreement by and among Puma Technology, Inc., dba Pumatech, Inc., Vanteon Corporation and The Windward Group dated October 18, 2000.

2.5	3	Product Acquisition Agreement between Puma Technology, Inc., dba Pumatech, Inc. and SwiftTouch Corporation dated November 7, 2000.

3.1	4	Certificate of Incorporation of Puma Technology, Inc., a Delaware corporation.

3.2	14	Amended and Restated Bylaws of Pumatech, Inc., a Delaware corporation.

3.3	5	Certificate of Amendment of Restated Certificate of Incorporation dated December 19, 2000.

10.1*	6	Puma Technology, Inc. 1998 Employee Stock Purchase Plan and form of notice of exercised used thereunder.

10.2*	4	Form of Indemnity Agreement for directors and officers.

10.3*	7	ProxiNet 1997 Stock Plan.

10.4*	8	NetMind Technologies, Inc. 1997 Stock Plan.

10.5*	9	Puma Technology, Inc. 2000 Supplemental Stock Option Plan and Related Form of Non-statutory Stock Option Agreement initially established as of March 29, 2000 and as amended through August 22, 2000.

10.6*	10	Pumatech, Inc. Amended and Restated 1993 Stock Option Plan dated December 6, 2000.

10.7	11	Loan and Security Agreement dated March 29, 2001, by and between Imperial Bank and Pumatech, Inc.

10.8	12	Sublease Agreement dated as of February 4, 2002, between the Company and AlphaSmart, Inc.

10.9*	14	Separation Agreement dated as of June 21, 2002, between the Company and Bradley A. Rowe.

10.10*	14	Employment Agreement dated as of June 14, 2002, between the Company and Woodson M. Hobbs.

10.11*	14	Restricted Stock Option Agreement dated as of June 14, 2002, between the Company and Woodson M. Hobbs.

10.12*	14	$309,750 Promissory Note dated as of June 14, 2002, payable by Woodson M. Hobbs to Pumatech, Inc.

10.13*	14	Separation Agreement dated as of July 31, 2002, between the Company and Stephen Nicol.

10.14*	13	Pumatech, Inc. 2002 Stock Option Plan

10.15*	14	$235,000 Promissory Note and Pledge Arrangement dated as of April 16, 2001, payable by Kelly Hicks to Pumatech, Inc.; and Amendment No. 1 dated as of April 16, 2002.

21.1	14	Subsidiaries of the Registrant.

23.1	14	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1	14	Power of Attorney (reference page 65 of this Form 10-K).

*	Management contract or compensatory plan or arrangement.
1	Incorporated by reference to the Company’s Report on Form 8-K filed on October 29, 1999.
2	Incorporated by reference to the Company’s Report on Form 8-K filed on December 10, 1999.

3	Incorporated by reference to the Company’s Report on Form S-3 filed on December 4, 2000.
4	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-011445).
5	Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended January 31, 2001 filed on March 19, 2001.
6	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1999 filed on October 29, 1999.
7	Incorporated by reference to the Company’s Report on Form S-8 filed on November 1, 1999.
8	Incorporated by reference to the Company’s Report on Form S-8 filed on February 24, 2000.
9	Incorporated by reference to the Company’s Report on Form S-8 filed on October 27, 2000.
10	Incorporated by reference to the Company’s Report on Form S-8 filed on February 6, 2001.
11	Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended April 30, 2001 filed on June 16, 2001.
12	Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended April 30, 2002 filed on June 13, 2002.
13
Incorporated by reference to the Company’s Proxy Statement for 2002 Annual Meeting of Stockholders to be held on December 6, 2002 to be filed with Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year covered by this Form 10-K.

14	Filed herewith.

(d)  Financial Statement Schedules.

Refer to Item 14(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, on this 16th day of October, 2002.

PUMATECH, INC.

Date: October 16, 2002	By:	/s/ J. KEITH KITCHEN
J. Keith Kitchen Vice President of Finance and Administration and Chief Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Woodson Hobbs and J. Keith Kitchen, and each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ WOODSON HOBBS Woodson Hobbs	President, Chief Executive Officer and Director (Principal Executive Officer)	October 16, 2002

/s/ J. KEITH KITCHEN J. Keith Kitchen	Vice President of Finance and Administration and Chief Accounting Officer (Principal Financial and Accounting Officer)	October 16, 2002

/s/ MICHAEL M. CLAIR Michael M. Clair	Chairman of the Board	October 16, 2002

/s/ KIRSTEN BERG-PAINTER Kirsten Berg-Painter	Director	October 16, 2002

/s/ MICHAEL PRAISNER Michael Praisner	Director	October 16, 2002

CERTIFICATIONS

I, Woodson Hobbs, President and Chief Executive Officer of Pumatech, Inc., certify that:

1.	I have reviewed this Annual Report on Form 10-K of Pumatech, Inc. (the “Registrant”);

2.
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.
The Registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 16, 2002

/s/ WOODSON HOBBS
Woodson Hobbs President and Chief Executive Officer

I, J. Keith Kitchen, Vice President of Finance and Administration and Chief Accounting Officer of Pumatech, Inc., certify that:

1.	I have reviewed this Annual Report on Form 10-K of Pumatech, Inc. (the “Registrant”);

2.
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.
The Registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 16, 2002

/s/ J. KEITH KITCHEN
J. Keith Kitchen Vice President of Finance and Administration and Chief Accounting Officer

PUMATECH, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per common share data)

	July 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$4,331	$18,837
Short-term investments	30,100	30,071
Accounts receivable, net of provision for doubtful accounts of $1,138 and $1,286	3,009	4,120
Inventories, net	76	233
Other current assets	1,020	1,970

Total current assets	38,536	55,231
Property and equipment, net	2,037	6,974
Goodwill, net	2,731	9,559
Other intangible assets, net	565	3,259
Restricted cash	352	686
Other assets	2,781	3,225

Total assets	$47,002	$78,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$995	$2,541
Accrued liabilities	4,764	4,639
Current portion of borrowings	2,000	302
Deferred revenue	2,678	3,260

Total current liabilities	10,437	10,742
Other liabilities	1,681	—

Total liabilities	12,118	10,742

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized and none issued and outstanding at July 31, 2002 and 2001	—	—
Common stock, $0.001 par value; 80,000 shares authorized; 45,851 and 44,555 shares issued and outstanding at July 31, 2002 and 2001	46	45
Additional paid-in capital	149,503	148,479
Receivable from stockholders	(640)	(330)
Deferred stock compensation	(226)	(706)
Accumulated deficit	(113,925)	(79,407)
Accumulated other comprehensive income	126	111

Total stockholders’ equity	34,884	68,192

Total liabilities and stockholders’ equity	$47,002	$78,934

The accompanying notes are an integral part of these consolidated financial statements.

PUMATECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per common share data)

	Year Ended July 31,
	2002	2001	2000
Revenue:
License	$19,167	$32,027	$27,384
Services	3,773	6,175	3,128

Total revenue	22,940	38,202	30,512

Cost of revenue:
Cost of license revenue	1,103	1,476	1,827
Cost of service revenue (includes non-cash stock compensation of $5, $8 and $0)	5,493	8,760	1,953

Total cost of revenue	6,596	10,236	3,780

Gross profit	16,344	27,966	26,732

Operating expenses:
Research and development (includes non-cash stock compensation of $106, $220 and $769)	15,179	23,723	17,909
Sales and marketing (includes non-cash stock compensation of $35, $596 and $610)	15,160	21,680	16,723
General and administrative (includes non-cash stock compensation of $221, $234 and $623)	4,904	6,120	5,520
In-process research and development	—	—	4,218
Amortization of goodwill	2,727	4,430	1,190
Amortization of other intangible assets	2,436	3,527	1,440
Merger costs	—	—	6,322
Restructuring and other charges	5,595	1,417	—
Loss on impairment of assets	5,249	10,614	—

Total operating expenses	51,250	71,511	53,322

Operating loss	(34,906)	(43,545)	(26,590)

Other income (expense):
Interest income	1,436	3,791	2,918
Interest expense	(82)	(65)	(58)
Other, net	(214)	(382)	2,163
Other-than-temporary impairment of direct investments	(380)	(1,180)	—

Total other income	760	2,164	5,023

Loss before income taxes	(34,146)	(41,381)	(21,567)
Provision for income taxes	(372)	(437)	(632)

Net loss	(34,518)	(41,818)	(22,199)
Accretion of mandatorily redeemable convertible preferred stock to redemption value (Note 10)	—	—	(3,877)

Net loss attributable to common stockholders	$(34,518)	$(41,818)	$(26,076)

Basic and diluted net loss per common share	$(0.77)	$(0.96)	$(0.74)

Shares used in computing basic and diluted net loss per common share	44,712	43,729	35,319

The accompanying notes are an integral part of these consolidated financial statements.

PUMATECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands)

	Common Stock		Additional Paid-in Capital	Receivable From Stockholders	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity	Comprehensive Loss
	Shares	Amount
Balance at July 31, 1999	31,501	$30	$36,885	$(428)	$(3,773)	$(15,390)	$877	$18,201
Issuance of common stock upon exercise of options	1,529	2	1,026	—	—	—	—	1,028	$—
Issuance of common stock under Employee Stock Purchase Plan	141	—	307	—	—	—	—	307	—
Exercise of warrants	426	—	123	—	—	—	—	123	—
Conversion of preferred stock to common stock (Note 10)	3,397	4	15,166	—	—	—	—	15,170	—
Unrealized gain on securities available-for-sale	—	—	—	—	—	—	1,345	1,345	1,345
Realized gain on securities available-for-sale	—	—	—	—	—	—	(2,221)	(2,221)	(2,221)
Currency translation adjustment	—	—	—	—	—	—	16	16	16
Issuance of common stock in connection with acquisitions	3,955	4	18,530	—	—	—	—	18,534	—
Issuance of common stock	1,358	2	76,923	—	—	—	—	76,925	—
Deferred compensation	—	—	968	—	(968)	—	—	—	—
Repayments by stockholders	—	—	—	98	—	—	—	98	—
Amortization of deferred compensation	—	—	—	—	1,627	—	—	1,627	—
Redeemable stock accretion	—	—	(3,877)	—	—	—	—	(3,877)	—
Net loss	—	—	—	—	—	(22,199)	—	(22,199)	(22,199)

Balance at July 31, 2000	42,307	42	146,051	(330)	(3,114)	(37,589)	17	105,077	$(23,059)

Issuance of common stock upon exercise of options, net of repurchases	1,052	2	995	—	—	—	—	997	$—
Issuance of common stock under Employee Stock Purchase Plan	237	—	821	—	—	—	—	821	—
Exercise of warrants	138	—	2	—	—	—	—	2	—
Unrealized loss on securities available-for-sale	—	—	—	—	—	—	(184)	(184)	(184)
Realized loss on securities available-for-sale	—	—	—	—	—	—	340	340	340
Currency translation adjustment	—	—	—	—	—	—	(62)	(62)	(62)
Issuance of common stock in connection with acquisitions	805	1	1,572	—	—	—	—	1,573	—
Stock-based compensation on issuance of common stock	16	—	388	—	—	—	—	388	—
Reversal of stock-based compensation on termination of employees	—	—	(1,650)	—	1,650	—	—	—	—
Deferred compensation	—	—	300	—	(300)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	1,058	—	—	1,058	—
Net loss	—	—	—	—	—	(41,818)	—	(41,818)	(41,818)

Balance at July 31, 2001	44,555	45	148,479	(330)	(706)	(79,407)	111	68,192	$(41,724)

Issuance of common stock upon exercise of options, net of repurchases	156	1	128	—	—	—	—	129	$—
Issuance of common stock under Restricted Stock Option Plan	525	—	310	(310)	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	615	—	699	—	—	—	—	699	—
Unrealized gain on securities available-for-sale	—	—	—	—	—	—	24	24	24
Currency translation adjustment	—	—	—	—	—	—	(9)	(9)	(9)
Reversal of stock-based compensation on termination of employees	—	—	(59)	—	59	—	—	—	—
Recovery of deferred compensation, net	—	—	(54)	—	54	—	—	—	—
Amortization of deferred compensation	—	—	—	—	367	—	—	367	—
Net loss	—	—	—	—	_	(34,518)	—	(34,518)	(34,518)

Balance at July 31, 2002	45,851	$46	$149,503	$(640)	$(226)	$(113,925)	$126	$34,884	$(34,503)

The accompanying notes are an integral part of these consolidated financial statements.

PUMATECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended July 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(34,518)	$(41,818)	$(22,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Purchased in-process research and development	—	—	4,218
Restructuring and other charges	850	753	—
Loss on impairment of assets	5,146	10,614	—
Other-than-temporary impairment of direct investments	380	1,180	—
Provision for doubtful accounts	189	1,235	456
Write off of excess research and development software and related assets	580	—	—
Uncollectible contractual payments (Note 4)	330	—	—
Inventory reserves	24	(60)	(123)
Depreciation and amortization	8,343	10,483	4,215
Non-cash stock compensation	367	1,058	2,002
Realized loss (gain) on sale of investment	—	340	(2,221)
Changes in assets and liabilities:
Accounts receivable	922	611	(3,514)
Inventories	133	62	146
Other current assets	869	14	(1,092)
Accounts payable	(1,546)	(60)	1,259
Accrued liabilities	1,795	198	(465)
Deferred revenue	(582)	(2,836)	2,313
Other assets and liabilities	273	(543)	(692)

Net cash used in operating activities	(16,445)	(18,769)	(15,697)

Cash flows from investing activities:
Purchase of property and equipment	(563)	(4,856)	(3,105)
Purchase of short term investments	(28,378)	(45,128)	(41,813)
Sale and maturities of short-term investments	28,373	45,655	24,318
Decrease in restricted cash	278	—	—
Investments in non-marketable securities	(300)	(1,250)	(2,132)
Acquisitions, net of cash acquired	—	(12,570)	(2,450)

Net cash used in investing activities	(590)	(18,149)	(25,182)

Cash flows from financing activities:
Principal payments on borrowings	(302)	(267)	—
Proceeds from line of credit, net	2,000	—	236
Loan to related party (Note 6)	—	(235)	—
Note repayments from (advances to) stockholders	(310)	—	98
Proceeds from exercise of warrants	—	2	123
Proceeds upon exercise of stock options, net	439	997	1,028
Proceeds from issuance of common stock, net	699	821	77,232

Net cash provided by financing activities	2,526	1,318	78,717

Effect of exchange rate changes on cash	3	(55)	15

Net increase (decrease) in cash and cash equivalents	(14,506)	(35,655)	37,853
Cash and cash equivalents at beginning of year	18,837	54,492	16,639

Cash and cash equivalents at end of year	$4,331	$18,837	$54,492

Supplemental disclosure of cash flow information:
Interest paid	$84	$50	$58

Income taxes paid	$358	$351	$631

Common stock issued in connection with business acquisitions	$—	$1,573	$18,534

Conversion of preferred stock to common stock (Note 10)	$—	$—	$15,170

Net non-cash stock compensation	$(54)	$300	$968

Reversal of stock-based compensation on termination of employees	$(59)	$(1,650)	$—

Accretion of redeemable convertible preferred stock	$—	$—	$3,877

The accompanying notes are an integral part of these consolidated financial statements.

PUMATECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    The Company and a Summary of its Significant Accounting Policies

The Company

Pumatech, Inc. (Pumatech or the “Company”) was incorporated in California on August 27, 1993 and was subsequently reincorporated in Delaware on November 27, 1996, both under the name Puma Technology, Inc. In December 2000, the Company changed its name to Pumatech, Inc. The Company develops, markets and supports synchronization, mobile-application development, and mobile-application management/device management software that enables consumers, mobile professionals and information technology officers to harness the full capabilities of handheld organizers/computers, Web-enabled cellular phones, pagers and other wireless/wireline personal communications platforms.

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows since inception. For the year ended July 31, 2002, the Company incurred a net loss of approximately $34,518,000 and negative cash flows from operations of approximately $16,445,000. The Company’s cash balances may decline further, although the Company believes that the effects of its strategic actions implemented to improve revenue as well as control costs will be adequate to generate sufficient cash resources to fund its operations. Failure to generate sufficient revenues or control spending could adversely affect the Company’s ability to achieve its business objectives.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to the current presentation.

Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to provision for doubtful accounts, channel inventory and product returns, valuation of intangibles, investments and other long-lived assets, restructuring accruals, license and service revenue recognition and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for taking judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Revenue is derived from software licenses and related services, which include implementation and integration, post contract support, training and consulting.

Transactions involving the sale of software products are accounted for under the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-4, “Deferral of the effective date of Provision of SOP No. 97-2” and SOP No. 98-9,

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

“Modification of 97-2, Software Revenue Recognition with Respect to Certain Transactions.” For contracts with multiple elements, and for which vendor-specific objective evidence of fair value for the undelivered elements exists, revenue is recognized for the delivered elements based upon the residual contract value as prescribed by SOP No. 98-9. The Company has accumulated relevant information from contracts to use in determining the availability of vendor-specific objective evidence and believes that such information complies with the criteria established in SOP No. 97-2 as follows:

•
Customers are required to pay separately for annual maintenance. Optional stated future renewal rates are included as a term of the contracts. The Company uses the renewal rate as vendor-specific objective evidence of fair value for maintenance.

•
The Company charges standard hourly rates for consulting services, when such services are sold separately, based upon the nature of the services and experience of the professionals performing the services.

•
For training, the Company charges standard rates for each course based upon the duration of the course, and such courses are separately priced in contracts. The Company has a history of selling such courses separately.

Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collectibility is probable. Arrangements for which the fees are not deemed probable for collection are recognized upon cash collection. Arrangements for which the fees are not deemed fixed or determinable are recognized in the period they become due. Payments from customers received in advance of revenue recognition are recorded as deferred revenue.

Services revenue primarily comprises revenue from consulting fees, maintenance contracts and training. Services revenue from consulting and training is recognized as the service is performed. Maintenance contracts include the right to unspecified upgrades and ongoing support. Maintenance revenue is deferred and recognized ratably as services are provided over the maintenance period.

License and services revenue on contracts involving significant implementation, customization or services, which are essential to the functionality of the software is recognized over the period of each engagement, primarily using the percentage-of-completion method. Labor hours incurred is generally used as the measure of progress towards completion as prescribed by SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts.” Revenue for these arrangements is classified as license revenue and services revenue based upon estimates of fair value for each element, and the revenue is recognized based on the percentage-of-completion ratio for the arrangement. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. The Company considers a project completed at the go-live date. When the Company sells additional licenses, revenue is recognized after the go-live date if the products or seats have been delivered and no remaining obligations exist.

The Company currently sells its products directly to corporations, to original equipment manufacturers (OEMs) and to distributors and value-added resellers in North America, Europe, Asia Pacific, South America and Africa. Revenue from products distributed indirectly through distributors and resellers are recognized at the time these distributors and resellers sold the products to their customers. Agreements with the Company’s distributors and resellers contain specific product return privileges for stock rotation and obsolete products that are generally limited to contractual amounts. Reserves for estimated future returns are provided for upon revenue recognition. Product returns are recorded as a reduction of revenues. Accordingly, the Company has established a product

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

returns reserve composed of 100% of product inventories held at the Company’s distribution partners, as well as an estimated amount for returns from customers of the distributors and other resellers as a result of stock rotation and obsolete products, among others. Such reserves are based on historical product returns and inventory levels on a product by product basis; current inventory levels and sell through data on a product by product basis as reported by the Company’s major distributors worldwide, demand forecast by product in each of principal geographic markets, which is impacted by the Company’s product release schedule, seasonal trends and analyses developed by the Company’s internal sales and marketing group; and general economic conditions.

Revenue from OEMs under minimum guaranteed royalty arrangements, which are not subject to future obligations, is recognized when such royalties are earned and become payable. Royalty revenue that is subject to future obligations is recognized when such obligations are fulfilled. Royalty revenue that exceeds minimum guarantees is recognized in the period earned.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Short Term Investments

The Company considers cash invested in highly liquid financial instruments with original maturities greater than three months to be short-term investments, which are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 requires the Company to classify debt and equity securities into one of three categories: held to maturity, trading or available-for-sale. As of July 31, 2002 and 2001, the Company’s short-term investments include commercial paper, corporate notes, certificates of deposit, auction rate preferred stock, and fixed-income annuities which are classified as held-to-maturity and valued using the amortized cost method which approximates market value due to short maturities of these instruments. Short-term investments also include United States government backed securities and equity securities, which are classified as available-for-sale and carried at fair value, with the unrealized gains and losses reported as a separate component of stockholders’ equity. Short-term investments have maturities of less than one year from the balance sheet date, except for certain investments classified as available-for-sale which the Company may sell in the next fiscal year, if needed. Realized gains and losses on sales of investment securities are included in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Refer to Note 3 for more details on short-term investments. The Company monitors its investments for impairment by considering current factors including the economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary.

Inventories

Inventories consist principally of software and related documentation, which are stated at the lower of cost (first-in, first-out) or market.

Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. The Company defines establishment of technological

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

feasibility at the point which product reaches beta (testing for errors and usability of interface). Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” if material. To date, all software development costs have been expensed as incurred.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years, or in the case of leased assets, the life of the lease, if shorter. Repair and maintenance costs are charged to operations as incurred and major improvements are capitalized. The Company reviews the carrying amount of fixed assets and evaluates the remaining life and recoverability of such equipment in light of current market conditions. Upon disposal, the assets and related accumulated depreciation are removed from the Company’s accounts and resulting gains and losses are recorded in other, net.

The Company follows the provisions of the AICPA’s SOP No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” in determining the amount of developed in-house software costs to be capitalized. The Company applies the provisions of the Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue (EITF) No. 00-02 “Accounting for Website Development Costs” in determining the amount of website development costs to be capitalized. These standards require capitalization of certain direct development costs associated with internal use software and website development costs. Costs to be capitalized include internal and external direct project costs including, among others, payroll and labor, material, and services. These costs are being amortized over the lesser of the estimated useful life. Costs incurred on new projects, projects in a preliminary phase and projects that contract negotiations have not begun, as well as maintenance, and training costs are charged to expense as incurred.

Intangible Assets

Goodwill represents the unamortized portion of the excess of the purchase price of acquired businesses over the fair value of the identifiable net assets acquired and, through July 31, 2002, was amortized using the straight-line method over estimated useful lives ranging from three to five years. Refer to Note 2 on new accounting pronouncements.

Identifiable intangible assets result from the application of the purchase method of accounting for the Company’s acquisitions and are composed of the unamortized identifiable assets including acquired workforce in place, customer contracts, developed technology and core technology. Acquired workforce-in-place were amortized over the period of benefit, generally 18 months. Customer contracts were amortized over the period of benefit of the respective contracts. Acquired developed and core technology is amortized over the period of benefit, generally three years.

Long-Term Investments

Long-term investments that are not represented by marketable securities are carried at cost less write-downs for declines in value that are judged to be other-than-temporary. Dividends are recorded in other, net, when received.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets and certain identifiable intangibles for impairment, when events and circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period, and the Company’s market capitalization relative to net book value. When the Company determines that the carrying value of long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company’s current business model. An impairment loss is recognized whenever the evaluation demonstrates that the carrying amount of a long-lived asset is not recoverable. Refer to Note 3 for balance sheet components, including long-lived assets, and Notes 5 and 13 for details on impairment of long-lived assets.

Restricted Cash

Restricted cash represents cash held by financial institutions as collateral on letters of credit in connection with the Company’s lease of office spaces. Restricted cash was $352,000 and $686,000, net of current portion of $56,000 and $0, at July 31, 2002 and 2001, respectively.

Accounting for Consideration Given to a Customer or a Reseller of the Vendor’s Products

In November 2001, the EITF of the FASB reached a consensus on Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF No. 01-09 addresses whether consideration from a vendor to a reseller of the vendor’s products is an adjustment to the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s results of operations, or a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be an expense when recognized in the vendor’s results of operations. The Company adopted EITF No. 01-09 effective February 1, 2002, with comparative financial statements for prior periods reclassified to conform to this presentation. Amounts that would have been classified or were previously classified as sales and marketing expenses of approximately $389,000, $491,000 and $301,000 for fiscal 2002, 2001, and 2000, respectively, were recorded as a reduction of revenue in the accompanying consolidated statements of operations. The Company’s adoption of EITF No. 01-09 did not have a material impact on its revenue and gross margins or any effect on its operating margins, net loss and net loss per common share.

Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred

In November 2001, the EITF ruled that all out-of-pocket expenses billed to a customer be classified as revenue and in January 2002 reached a consensus on EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” The Company adopted EITF No. 01-14 effective February 1, 2002. The Company previously treated reimbursements for “out-of-pocket” expenses as a reduction to cost of service revenue. However, no reclassifications were made as the amounts of such reimbursements for prior periods were not significant. The Company’s adoption of EITF No. 01-14 did not have a material impact on its revenue or cost of revenue or any effect on its gross margins, operating margins, net loss and net loss per common share.

Sales Incentives

In May 2000, the EITF reached a consensus on issue No. 00-14 “Accounting for Certain Sales Incentives,” which provides guidance on the accounting for certain sales incentives offered by companies to their customers

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

such as discounts, coupons, rebates and products or services. EITF 00-14 addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. The provisions of EITF 00-14 requires the Company to classify free product and service incentives delivered to customers at the time of sale as cost of sales in its consolidated statement of operations. The Company adopted this statement on August 1, 2000. The adoption did not have a material impact on the Company’s financial position or results of operations.

Advertising Expense

The Company accrues for co-operative advertising as the related revenue is earned, and other advertising expense is recorded as incurred. Advertising costs, which are included in sales and marketing expense, were approximately $1,546,000, $2,274,000 and $780,000, net of amounts recently reclassified as a reduction of revenue in accordance with EITF No. 01-09, for the fiscal years 2002, 2001 and 2000, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income (loss) and comprehensive income (loss) for the Company arises from foreign currency translation adjustments and net unrealized gains/(losses) on available-for-sale securities.

Foreign Currency and Derivative Instruments

The functional currency of the Company’s international subsidiary is the local currency. The financial statements of this subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in other, net, and were not significant during the periods presented. To date, the Company has not engaged in hedging activities.

Concentration of Supply and Credit Risk

The Company depends on development tools provided by a limited number of third party vendors. Together with application developers, the Company relies primarily upon software development tools provided by companies in the personal computer (PC) and mobile computing device industries. If any of these companies fail to support or maintain these development tools, the Company will have to support the tools itself or transition to another vendor. Any maintenance or support of the tools by the Company or transition to other tools could be time consuming, could delay product release and upgrade schedule and could delay the development and availability of third party applications used on the Company’s products. Failure to procure the needed software

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

development tools or any delay in availability of third party applications could negatively impact the Company’s ability and the ability of third party application developers to release and support the Company’s products or they could negatively and materially affect the acceptance and demand for the Company’s products, business and prospects.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, investments and trade accounts receivable. The Company places its cash, cash equivalents and short-term investments primarily in money market accounts, commercial paper, corporate notes, certificates of deposit, fixed-income annuities, government notes and bonds and auction rate preferred stock. At July 31, 2002, the Company held its depository accounts with three financial institutions in the United States, three financial institutions in Japan, and three financial institutions in other parts of the world. Deposits with these institutions may exceed the amount of insurance provided on such deposits. The Company has not historically experienced any losses on deposits held at these institutions. The Company, by policy, limits the amount of credit exposure for cash equivalents and investments to any one issuer.

Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. One customer, a distributor of the Company, accounted for 18%, 26% and 15% of accounts receivable at July 31, 2002, 2001 and 2000, respectively. The same customer accounted for 17%, 14% and 13% of the Company’s total revenue during fiscal 2002, 2001 and 2000, respectively. In accordance with the Company’s revenue recognition policy, such revenue from a distributor represents revenue recognized at the time the Company’s products were sold to customers by the distributor.

The Company’s sales are generally denominated in United States dollars. The Company does not undertake any foreign currency hedging activities.

Fair Value Of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses borrowings and notes receivable from stockholders approximate their respective fair values because of the short-term maturity of these items. Based on the borrowing rates available for the Company’s loan with similar terms, the carrying values of the borrowings approximate fair value.

Non-Cash Stock Compensation

The Company uses the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its employee stock options, and presents disclosure of proforma information required under SFAS No. 123, “Accounting for Stock-Based Compensation.” Stock and other equity instruments issued to nonemployees is accounted for in accordance with SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services” and valued using the Black Scholes model. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in FASB Interpretation (FIN) No. 28.

In March 2000, FASB issued FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25.” FIN No. 44 clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 became effective on July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN No. 44 by the Company did not have a material impact on the Company’s financial position or results of operations.

EITF 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FIN No. 44” addresses practice issues and questions related to accounting for stock compensation primarily under APB Opinion No. 25 and FIN No. 44. The Company has incorporated the guidance provided by the interpretation with no material effect on its consolidated financial statements.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed in accordance with SFAS No. 128. Basic net income (loss) per common share is computed using the weighted average common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted average common shares and dilutive common equivalent shares outstanding during the period.

Note 2    Recently Issued Accounting Pronouncements

Goodwill and Other Intangible Assets

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 established new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets no longer be amortized and be tested for impairment at least annually and written down only when impaired. The Company will cease to amortize its existing goodwill upon its adoption of the goodwill non-amortization provisions, among others, of this statement at the beginning of fiscal 2003. The Company currently estimates that the non-amortization of goodwill will result in a decrease in its amortization expense of approximately $900,000 for fiscal year 2003 based on acquisitions completed as of July 31, 2002.

Further, SFAS No. 142 requires the Company to perform a transitional assessment of whether there is an indication that its goodwill is impaired as of the date of adoption. The Company will then have a transition period of six months from the date of adoption to determine if the goodwill has been impaired.

The impairment review involves a two-step process as follows:

Step 1—the Company will compare the fair value of its reporting unit to the carrying value, including goodwill of the unit. If the unit’s carrying value, including goodwill, exceeds its fair value, the Company will move on to step 2. If the unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step 2—the Company will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit’s goodwill. The Company will then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

Any goodwill impairment loss (measured as of the beginning of the fiscal year of adoption) will be recognized as the cumulative effect of a change in accounting principle no later than the end of the initial fiscal year of adoption. The Company expects to complete the impairment test during the first quarter of fiscal 2003. With the recent decline in the Company’s market capitalization and other factors affecting its industry, the application of the methodology within SFAS No. 142 may result in the write-off of a portion or full amount of its remaining goodwill.

The Company will also be required to review its other intangible assets for impairment and to reassess the useful lives of such assets and make any necessary adjustments. The Company has not yet determined what further effect these impairment tests will have on the Company’s earnings and financial position.

Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale. Although the statement retains certain of the requirements of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” it supersedes SFAS No. 121 and APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business.” SFAS No. 144 requires that long-lived assets to be disposed of by sale, including in continued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The statement is effective for the Company’s financial statements issued for fiscal quarters beginning on August 1, 2002. The Company is currently assessing the impact of adopting SFAS No. 144 but does not expect the adoption to have a material impact on its financial position and results of operations.

Accounting for Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company will adopt SFAS No. 146 during the second quarter of fiscal 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that meet the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. The Company is currently evaluating the impact this new standard will have on its future results of operations or financial position.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

Note 3    Balance Sheet Components

Cash equivalents and short-term investments consist of the following (in thousands):

	July 31, 2002
	Gross Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Cash equivalents:
Commercial paper	$1,067	$—	$—	$1,067
Government notes and bonds	1,815	—	—	1,815
Money market funds	686	—	—	686

	$3,568	$—	$—	$3,568

Short term investments:
Commercial paper	$2,093	$—	$—	$2,093
Corporate notes	1,865	—	—	1,865
Certificate of deposit	101	—	—	101
Fixed income annuities	4,116	—	—	4,116
Government notes and bonds	18,148	196	—	18,344
Auction rate preferred stock	3,500	—	—	3,500
Other	90	—	(9)	81

	$29,913	$196	$(9)	$30,100

	July 31, 2001
	Gross Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Cash equivalents:
Commercial paper	$3,444	$—	$—	$3,444
Corporate notes	5,971	—	—	5,971
Money market funds	7,156	—	—	7,156

	$16,571	$—	$—	$16,571

Short term investments:
Commercial paper	$2,182	$—	$—	$2,182
Corporate notes	6,907	—	—	6,907
Certificate of deposit	2,000	—	—	2,000
Government notes and bonds	16,030	179	(3)	16,206
Auction rate preferred stock	2,700	—	—	2,700
Other	89	—	(13)	76

	$29,908	$179	$(16)	$30,071

The realized loss on sales of securities was $0 and $340,000 for fiscal 2002 and 2001, respectively. The realized gain on sales of securities was $2,221,000 for fiscal 2000.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

The estimated fair value of cash equivalents and short-term investments classified by date of contractual maturity at July 31, 2002, are as follows (in thousands):

Due within one year or less	$16,340
Due after one year through two years	7,624
Due after two years through three years	2,007
Equity and other investments	7,697

$33,668

Inventories, net, consist of the following (in thousands):

	July 31,
	2002	2001
Raw materials	$47	$74
Finished goods and work-in-process	79	185

	126	259
Less: Inventory reserves	(50)	(26)

Inventories, net	$76	$233

Property and equipment, net, consist of the following (in thousands):

	July 31,
	2002	2001
Computer equipment and software	$4,489	$8,495
Furniture and office equipment	1,474	2,376
Leasehold improvements	774	1,332

	6,737	12,203
Less: Accumulated depreciation and amortization	(4,700)	(5,229)

Property and equipment, net	$2,037	$6,974

At July 31, 2002 and 2001, the Company had no equipment under capital lease. The depreciation expense for fiscal years 2002, 2001 and 2000 was $3,180,000, $2,685,000 and $1,428,000, respectively.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

Goodwill, net, and other intangible assets, net, consist of the following (in thousands):

	July 31,
	2002	2001
Goodwill	$11,719	$15,820
Less: Accumulated amortization	(8,988)	(6,261)

Goodwill, net	$2,731	$9,559

Other intangible assets:
Developed and core technology	$5,917	$6,175
Acquired workforce-in-place	2,212	2,212
Existing contracts	200	200

	8,329	8,587
Less: Accumulated amortization	(7,764)	(5,328)

Intangible assets, net	$565	$3,259

The amount of goodwill and developed technology at July 31, 2002 reflects an impairment write-off of $4,101,000 and $258,000, respectively, incurred in the fourth quarter of fiscal 2002.

The amortization of goodwill for fiscal 2002, 2001 and 2000 amounted to $2,727,000, $4,430,000 and $1,190,000, exclusive of $4,101,000, $8,827,000, and $0 of impairment charges, respectively. The amortization of other intangible assets for fiscal 2002, 2001 and 2000 amounted to $2,436,000 , $3,527,000 and $1,440,000, exclusive of $258,000, $1,074,000, and $0 of impairment charges, respectively. Refer to Note 13 for more information on the impairment of certain intangibles.

Other assets consist of the following (in thousands):

	July 31,
	2002	2001
Long-term deposits	$329	$322
Long-term employee receivable	30	—
Investments (Note 5)	2,422	2,502
Long-term receivable from Vanteon Corporation, net of reserve for uncollectibility of $330 and $0	—	389
Other long-term assets	—	12

Other assets	$2,781	$3,225

Other-than-temporary impairment of direct investments totaled $380,000 and $1,180,000 for fiscal 2002 and 2001, respectively. Refer to Note 5 for more information on the impairment.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

Accrued liabilities consist of the following (in thousands):

	July 31,
	2002	2001
Payroll related accruals	$2,657	$2,705
Other accrued liabilities	2,107	1,934

Accrued liabilities	$4,764	$4,639

Note 4    Business Combinations

Pooling of Interests Combination

NetMind Technologies, Inc.

On February 24, 2000, the Company completed its acquisition of NetMind Technologies, Inc. (NetMind), a provider of scalable software solutions that integrate user-driven personalization technologies into the Internet infrastructure. Pursuant to the terms of the Agreement and Plan of Reorganization dated December 8, 1999, the Company issued approximately 8,808,000 shares of Pumatech’s common stock in the acquisition and assumed options and warrants that can be exercised for approximately 801,000 and 391,000 shares of Pumatech’s common stock respectively.

The acquisition was accounted for as a pooling-of-interests. Prior to the acquisition, NetMind’s fiscal year ended on December 31. The consolidated financial statements for the years ended July 31, 2002, 2001, and 2000 reflect the results of operations of Pumatech for the years ended July 31, 2002, 2001, and 2000 combined with the results of operations of NetMind for the corresponding periods.

The Company incurred $6,322,000 in acquisition-related charges in fiscal 2000. These charges include direct transaction costs primarily for financial advisory services, legal and consulting fees and costs associated with combining the operations of the two companies.

Purchase Combinations

The Windward Group

In October 2000, the Company signed and closed an asset purchase agreement with Vanteon Corporation (Vanteon), of Rochester, New York to acquire certain assets and assume certain liabilities of The Windward Group (Windward), a wholly owned subsidiary of Vanteon headquartered in Los Gatos, California. Windward is a professional services company specializing in creating consumer and enterprise solutions that combine mobile, wireless, desktop, Internet and database technology. Under the terms of the asset purchase agreement, the Company paid $12,250,000 in cash and placed 171,026 shares of Pumatech common stock in escrow. These shares were to be valued upon release from escrow based on the fair value of the common stock on the release date and as a result, the amount of goodwill arising from the transaction would increase upon release of these shares. The shares were to be released in equal installments to Vanteon based on the achievement of quarterly performance milestones through the first quarter of fiscal 2002. The performance milestones set for the second quarter of fiscal year 2001 were met and therefore 42,757 shares, valued at approximately $204,000, were released for the quarter ended January 31, 2001. As of July 31, 2002, no further shares were released as the Company determined that the performance milestones set for the other quarters were not met. The agreement also provided for a rent reimbursement from Vanteon for the Los Gatos facility over the remaining term of the related lease which has been assumed by the Company. Approximately $611,000, representing the present value of the rent reimbursement, was treated as a reduction of the purchase price.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

The Windward acquisition was accounted for as a purchase business combination. The consolidated financial statements include the results of operations of Windward since the date of acquisition. The total purchase price of approximately $12,234,000 (including liabilities of $191,000, acquisition costs of $200,000, and shares released from escrow of $204,000) was assigned to the fair value of net assets acquired, including the following (in thousands):

Tangible assets acquired, net	$406
Customer contracts	200
Acquired workforce-in-place	1,281
Goodwill	10,347

$12,234

The goodwill, through July 31, 2002, was amortized using the straight-line method over the estimated useful life of 5 years. Refer to Note 2 on the new accounting pronouncements. The other intangible assets acquired were amortized using the straight-line method over the estimated useful life of the assets, from 4 to 18 months. During fiscal 2001, the Company recorded an impairment write-down of the above goodwill due to impairment. Refer to Note 13.

The Company determined that the balance of rent reimbursement, contractual payments from Vanteon, as of July 31, 2002 of $330,000 was uncollectible. The Company, therefore, recorded a provision to reserve the full amount of the receivable in fiscal 2002.

SwiftTouch Corporation

In November 2000, the Company signed and closed an asset purchase agreement to acquire certain intellectual property and other assets of SwiftTouch Corporation (SwiftTouch) of Bedford, Massachusetts, a provider of Web-based Universal Access Solutions. Under the terms of the asset purchase agreement, the Company paid $320,000 in cash and issued 100,000 shares of the Company’s common stock. The shares were valued at approximately $1,368,000, using the average price of the Company’s common stock, net of a 2.5% discount, for the period ended around the date of acquisition.

The SwiftTouch acquisition was accounted for as a purchase business combination. The consolidated financial statements include the results of operations of SwiftTouch since the date of acquisition. The total purchase price of approximately $1,688,000 was assigned to the fair value of the assets acquired, including the following (in thousands):

Tangible assets acquired	$20
Developed technology	1,518
Acquired workforce-in-place	50
Goodwill	100

$1,688

The intangible assets acquired were originally amortized using the straight-line method over the estimated useful life of the assets ranging from 18 months to 5 years. During fiscal 2001, the Company recorded a write-down of the above goodwill and identifiable intangibles due to impairment. Refer to Note 13.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

ProxiNet, Inc.

On October 28, 1999, Pumatech closed the acquisition of ProxiNet, Inc. (ProxiNet), a software development company focusing on software that enables users with handheld devices and wireline or wireless modems to access the Internet quickly, conveniently and securely. Under the terms of the agreement, the Company issued 5,200,000 shares of common stock, including stock options, in exchange for all outstanding shares of ProxiNet and options to purchase shares of ProxiNet.

The ProxiNet acquisition was accounted for as a purchase. The consolidated financial statements include the results of operations of ProxiNet since the date of acquisition. The total purchase price of approximately $17,384,000 (including liabilities of $2,070,000) was assigned to the fair value of the assets acquired, including the following (in thousands):

Tangible assets acquired	$676
In-process research and development	4,218
Core technology	3,092
Acquired workforce	286
Goodwill	9,112

$17,384

The value assigned to the acquired in-process research and development was determined based on risk-adjusted cash flows related to the underlying projects. These include projects for ProxiWare™ and ProxiWeb™ technology. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use. Therefore, the Company expensed the in-process research and development in fiscal 2000. The remaining intangible assets, through July 31, 2002, were amortized using the straight-line method over the estimated useful life of the assets, 18 months to 5 years.

The projects for ProxiWare and ProxiWeb technology, branded as the Browse-it™ product, were completed, as expected, in the fourth quarter of fiscal 2000. Browse-it started generating revenue but at a level substantially lower than what the Company originally expected. The Company recently decided to abandon further sales and development efforts related to Browse-it and, therefore, recorded a full impairment charge for the existing goodwill and core technology related to the ProxiNet acquisition in fiscal 2002. Refer to Note 13.

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

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

The Dry Creek acquisition was accounted for as a purchase. The consolidated financial statements include the results of operations of Dry Creek since the date of acquisition. The total purchase price of approximately $6,886,000 (including liabilities of $931,000) was assigned to the fair value of the assets acquired, including the following (in thousands):

Tangible assets acquired	$169
Developed technology	345
Core technology	1,414
Acquired workforce	404
Goodwill	4,554

$6,886

The goodwill, through July 31, 2002, was amortized using the straight-line method over the estimated useful life of 5 years. Refer to Note 2 on the new accounting pronouncements. The other intangible assets acquired were or are being amortized using the straight-line method over the estimated useful life of the assets, 18 months to 3 years. During fiscal 2001, the Company recorded a write-down of the above goodwill due to impairment. Refer to Note 13.

Note 5    Long-Term Investments

The Company is a limited partner in a venture capital fund through which it invests for business and strategic purposes in equity instruments of privately-held companies. The Company’s investment in this venture capital fund is included in other assets and is accounted for under the cost method as its ownership is less than 3% and it does not have the ability to exercise significant influence over operations.

The Company’s long-term investments consist of the following (in thousands):

	July 31,
	2002	2001
Azure Venture Partners, LLP	$2,420	$2,500
Others	2	2

Long-term investments	$2,422	$2,502

The Company regularly reviews the operating performance of the fund in assessing its carrying value. The Company identifies and records impairment losses when events and circumstances indicate that such asset might be impaired.

During fiscal 2001, the Company determined that the investments associated with YadaYada, If & Then, and PulseMD were impaired as such investments were deemed not to be recoverable. These investments were fully impaired due to changes in these entities capital structure impacting the Company’s investment preferences, thin capitalization, dilution due to dramatic declines in valuation and overall lack of persuasive evidence that would indicate a future ability or intent of these entities that would support the historic carrying value of the Company’s investments. As a result, the Company recorded other-than-temporary impairment charges aggregating $1,180,000 in fiscal 2001.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

During fiscal 2002, the Company recorded a charge for an other-than-temporary impairment of investments of approximately $380,000 related to the Company’s pro-rata share of net loss realized by Azure Venture Partners on sale or liquidation of certain investments.

Note 6    Related Party Transactions

In fiscal 2002, the Company recorded accruals of approximately $257,000 related to separation agreements with its former president and chief executive officer and former executive vice president of sales and business development. In accordance with the agreements, the accrued amounts are being paid over the 6-month period following the officers’ termination. The unused balance, classified as “Accrued Liabilities” in the consolidated balance sheet as of July 31, 2002, was approximately $219,000.

In April 2001, the Company loaned its chief financial officer $235,000 which was originally repayable on or before April 16, 2002 at 6% interest rate per annum. In February 2002, repayment of the loan was extended to April 16, 2003 at 4% interest rate per annum. In the event that the officer’s employment with the Company is terminated, any unpaid principal and interest shall be due on the 185th day from the termination date, or on the due date, whichever is sooner. The underlying amount is classified as “Other Current Assets” in the consolidated balance sheet. Refer to Note 18 for subsequent event.

Refer to Note 11 for other notes receivable from stockholders.

Note 7    Employee 401(k) Plan

The Company has adopted a plan to provide retirement and incidental benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 70% of their annual compensation, limited to a maximum annual amount as set periodically by the Internal Revenue Service. As of fiscal 2002, the Company matches 50% of employee contributions up to a maximum of $1,500 per year per person. Employee contributions vest immediately, whereas Company matching contributions vest at a rate of 25% per year after first year of employment. At the direction of each employee participant, the trustee of the 401(k) plan invests the contributions to the 401(k) plan in selected investment options. The Company’s matching contributions to the 401(k) plan were approximately $286,000, $151,000 and $74,000 in fiscal 2002, 2001 and 2000, respectively.

Note 8    Line of Credit Agreements

The Company’s borrowings from line of credit includes the following (in thousands):

	July 31,
	2002	2001
Revolving credit line, 5.1% rate, payable in September 2002	$2,000	$—
Equipment line, 9.3% average rate, paid in September 2001	—	302

	2,000	302
Less: Current portion of borrowings	(2,000)	(302)

Long-term portion of borrowings	$—	$—

The Company has a loan and security agreement with a bank under which it can borrow up to $10,000,000. The loan and security agreement originally expired in March 2002 but was renewed with a due date of September 2002. Borrowings under the agreement bear interest at a rate equal to the prime rate or LIBOR as selected by the

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

Company and are collateralized by cash deposits, receivables, inventories, equipment, and intangibles. Principal is due at expiration, and interest payments are generally due monthly. The loan and security agreement contains covenants requiring that the Company maintain a minimum level of tangible net worth and meet a certain quick ratio. The agreement also contains certain restrictive covenants including but not limited to limitations on indebtedness, limitations on dividends and other restrictions on payments (including repurchases of the Company’s common stock), limitations on transactions with affiliates, limitations on liens, limitations on disposition of proceeds of asset sales, and limitations on investments and mergers, among others. As of July 31, 2002, the Company was in compliance with the loan covenants. Under the agreement, $2,000,000 was outstanding as of July 31, 2002. Refer to Note 18 for subsequent event.

The Company had a loan and security agreement that provided a $1,000,000 revolving credit line and a $750,000 equipment line. The outstanding balance of $302,000 at July 31, 2001 on a $750,000 equipment line of credit was paid off in September 2001 with a portion of the new borrowings described above. The $750,000 equipment line and a $1,000,000 revolving line of credit were not renewed.

Note 9    Commitments and Contingencies

The Company leases its facilities under operating leases that expire at various dates through June 2006. The leases provide for escalating lease payments.

Future minimum lease payments at July 31, 2002, were as follows (in thousands):

	Operating Leases	Proceeds from Subleases	Future Minimum Lease Payments
Fiscal year ending July 31,
2003	$2,844	$(747)	$2,097
2004	2,782	(408)	2,374
2005	2,559	(408)	2,151
2006	1,627	(18)	1,609

	$9,812	$(1,581)	$8,231

Total rent expense was approximately $1,688,000, $2,212,000 and $1,225,000 for fiscal 2002, 2001 and 2000, respectively.

The Company is committed to invest an additional $1,913,000 in Azure Venture Partners. The total of future actual investments may be less than this amount, depending on future performance of the investee companies. These funds are expected to be paid contractually as requested by the general partners over a period not to exceed the contract term of eight years. The Company believes that the remainder of the funds will be paid over the next three fiscal years.

Litigation

On April 19, 2002, the Company filed a patent infringement suit against Extended Systems, Inc. in the United States District Court for the Northern District of California. The Company alleged that Extended Systems’ server and desktop products infringe on seven of its synchronization-related patents. The Company is seeking in the suit an injunction against future sales of Extended Systems’ infringing server and desktop products, as well as damages for past sales of the infringing products. The Company further alleged that Extended Systems’ infringement of the seven synchronization patents was willful and deliberate, entitling the

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

Company to an award of treble damages, costs and reasonable attorneys’ fees. On May 28, 2002, the Company filed an amended complaint in the lawsuit, adding claims of trademark infringement, unfair competition and interference with contract, all in connection with Extended Systems’ use of its Satellite Forms® trademark. On June 25, 2002, Extended Systems filed a formal response denying the allegations. In its formal answer and counterclaim, Extended Systems denied the Company’s charges, raised a number of affirmative defenses to the Company’s claims, and requested a declaration from the Court that the Company’s synchronization software patents are invalid and not infringed. The parties have begun discovery and expect that such discovery will continue for the next six to nine months. The Company believes that its patent claims have merit and intend to vigorously pursue those claims. Further, based on its initial investigations and the limited discovery done to date, the Company believes that the outcome of this matter will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

The Company is also involved in various litigations and claims arising from the normal course of business. In management’s opinion, these litigations are not expected to materially impact the Company’s consolidated results of operations or financial condition.

Note 10    Redeemable Convertible Preferred Stock

During fiscal 1999 NetMind issued approximately 4.1 million shares of Series B Redeemable Preferred Stock which converted into approximately 3.4 million shares of the Company’s common stock upon completion of the NetMind merger in February 2000. Under the terms of the original issuance, the Series B shares were redeemable in September 2003 and 2004, at the higher of their original issue price or fair value of the stock at the dates of redemption. The difference between the issuance price and the fair value of the Series B stock was accreted by NetMind until the date of conversion to common stock. Such accretion aggregated $3,877,000 in fiscal 2000.

Note 11    Stockholders’ Equity

Preferred Stock

The Company has authorized 2,000,000 shares of preferred stock, par value $0.001 per common share. The Company’s Board of Directors has authority to provide for the issuance of the shares of preferred stock in series, to establish from time-to-time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof, without any further vote or action by the shareholders. As of July 31, 2002 and 2001, no shares of preferred stock have been issued.

Common Stock

The Company has authorized 80,000,000 shares of common stock, par value $.001 per common share. As of July 31, 2002 and 2001, 45,850,662 and 44,555,175, respectively, shares of common stock have been issued.

Stock Option Plans

In October 1993, the Board of Directors and stockholders adopted the 1993 Stock Option Plan (the “Plan”) which provides for granting of incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase shares of common stock to employees, directors, consultants and advisors of the Company. To date, the Company has not granted any significant options to consultants or advisors. In accordance with the Plan, the stated exercise price shall be not less than 100% and 85% of the estimated fair market value of common stock on

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

the date of grant for ISOs and NSOs, respectively, as determined by the Board of Directors. The Plan provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest 25% one year after date of grant and 1/48th each month thereafter for the next 36 months. The Plan provides that the options may be exercised prior to the options becoming vested but the shares are subject to repurchase. If the optionee’s employment is terminated for any reason, the Company has the right to repurchase any unvested shares. The Plan also provides that, in the event of certain change of control transactions involving the Company, outstanding options will be assumed by the acquiror or the acquiror would issue replacement options. If the acquiror did not assume or replace outstanding options, then these options would terminate upon the closing of the transactions. Options available for grant as of July 31, 2002 were approximately 1,352,000 shares.

The Company assumed certain options granted to former employees of acquired companies (the “Acquired Options”). All of the Acquired Options were adjusted to effectuate the conversion under the terms of the agreements between the Company and the companies acquired. The Acquired Options generally became exercisable over a four-year period and generally expire ten years from the date of grant. No additional options will be granted under any of these plans. Refer to Note 4 for more information on the acquired companies.

In March 2000, the Board of Directors adopted the 2000 Supplemental Stock Option Plan (the “SSOP”). The SSOP provides for granting of nonqualified stock options to purchase shares of common stock to non-executive officers, employees and consultants of the Company. In accordance with the SSOP, the stated exercise price shall not be less than 85% of the estimated fair market value of common stock on the date of grant as determined by the Board of Directors. The SSOP allows optionees to purchase stock on exercise of options using cash, through a tender of shares or through a same-day sale option exercise program. The SSOP provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest 25% one year after date of grant and 1/48th each month thereafter for the next 36 months. The SSOP provides that, in the event of certain change of control transactions involving the Company, outstanding options will be assumed by the acquiror or the acquiror would issue replacement options. If the acquiror did not assume or replace outstanding options, then these options would terminate upon the closing of the transactions. Options available for grant as of July 31, 2002 were approximately 1,928,000 shares.

In January 2001, the Company’s Board of Directors approved a cancellation and regrant program for outstanding options. Under the program, holders of outstanding options granted after July 24, 1996, with exercise prices in excess of $15.00 per share were given the choice of retaining these options or obtaining in substitution repriced options for the same number of shares that would be issued on a date which was at least six months plus one day from the cancellation date. Holders of approximately 2,676,000 shares elected to participate in the program and received the new options. The re-grants for executive officers and directors were priced at $2.10 (the fair market value on July 30, 2001, the date of the new grant). The re-grants for employees were priced at $1.78 (85% of the underlying market price on July 30, 2001). The new options vest according to their original grant schedules.

In September 2001, the Company’s Board of Directors approved a new proposal to offer its employees, officers and directors the opportunity to cancel stock options granted to them between September 1999 and June 2001 in exchange for an equal number of new options. The new options were granted on April 24, 2002, six months and two days following the close of the tender offer on October 22, 2001, and priced at $1.11 (the fair market value on the grant date). Holders of options exercisable for approximately 845,000 shares elected to participate in the program and received the new options. The new options vest according to their original grant schedules.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

Restricted Stock Grant Agreement

In June 2002, the Company granted its new president and chief executive officer an option to purchase 1,500,000 restricted shares of common stock at $0.59 per share (the fair market value on July 14, 2002, the date of the grant). The options may be exercised prior to the options becoming vested, but such shares are subject to repurchase over the option vesting period. If the officer’s employment is terminated for any reason, the Company has the right to repurchase any unvested shares. A total of 700,000 shares, conditional upon continued employment, vest 25% one year after date of grant and 1/48th each month thereafter for the next 36 months. The remaining 800,000 shares vest in full on June 14, 2009, but the vesting may be accelerated upon achievement of certain performance objectives. The grant provides for acceleration of vesting upon change of control. In June 2002, the officer exercised the option with respect to 525,000 shares in exchange for a full recourse, interest-bearing promissory note. Refer to “Notes Receivable from Stockholders” below.

Stock option activity, both incentive and nonqualified, under all plans is presented as follows:

	Options Available For Grant (In thousands)	Outstanding Options			Exercisable Options
		Number of Shares (In thousands)	Range of Price Per Share	Weighted Average Exercise Price Per Share	Number of Shares (In thousands)	Weighted Average Exercise Price Per Share
Balance at July 31, 1999	545	5,088	$0.10–$ 2.94	$1.16	4,123	$1.35
Increase in shares authorized, inclusive of acquired option shares	4,872
Granted	(5,924)	5,924	$0.16–$83.50	$27.44
Exercised	—	(1,529)	$0.10–$ 2.94	$0.67
Canceled	1,530	(1,530)	$0.13–$83.50	$30.12
Acquired option shares expired	(603)

Balance at July 31, 2000	420	7,953	$0.10–$83.50	$14.70	5,573	$11.51
Increase in shares authorized	2,000
Shares repurchased	4
Granted	(4,206)	4,206	$1.78–$24.72	$5.28
Exercised	—	(1,056)	$0.13–$ 7.50	$0.95
Canceled	4,496	(4,496)	$0.13–$83.50	$25.65
Acquired option shares expired	(449)

Balance at July 31, 2001	2,265	6,607	$0.10–$27.06	$3.44	4,900	$2.39
Increase in shares authorized	1,500
Granted	(3,943)	3,943	$0.59–$ 3.26	$0.80
Exercised	—	(681)	$0.13–$ 1.91	$0.64
Canceled	3,483	(3,483)	$0.16–$27.06	$4.60
Acquired option shares expired	(24)

Balance at July 31, 2002	3,281	6,386	$0.10–$14.25	$1.48	5,704	$1.43

Proceeds received by the Company from exercises are credited to common stock and additional paid-in capital.

At July 31, 2002, there were 525,000 shares subject to repurchase, and options to purchase 3,280,535 shares were available for future grants.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

Deferred Stock Compensation

In conjunction with certain options granted by NetMind, the Company is recognizing over the options’ four-year vesting periods a deferred compensation expense of approximately $3,587,000, inclusive of the effect of variable accounting treatment on certain related options and net of the effect of terminations. The Company recorded a charge of $83,000 and $115,000 in conjunction with remeasuring related variable stock options in fiscal 2002 and 2001, respectively.

In conjunction with the cancellation and regrant program implemented in January 2001, the new options granted to executive officers and directors were priced at the fair market value on the date of the new grant and accounted for as fixed awards. Accordingly, no stock compensation charge was recorded for these new options. The new options granted to employees were priced at a discount and accounted for using variable accounting under the guidance in FIN No. 44. According to FIN No. 44, the associated compensation charge under variable accounting is based on any excess of the common stock closing price at the end of the reporting period or date of exercise, forfeiture, cancellation without replacements, if earlier, over the exercise price. This cost is amortized on an accelerated basis over the remaining vesting period consistent with the method described in FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Consequently, the Company recorded in fiscal 2001 approximately $185,000 of the underlying deferred compensation charge for the employees’ options. However, as a result of a lower closing price of the Company’s common stock at July 31, 2002, compared with that at July 31, 2001, a net recovery for $137,000 of deferred stock compensation costs previously recognized was recorded in fiscal 2002.

As a result of the cancellation and regrant program implemented in September 2001 and in accordance with FIN No. 44, options to purchase 55,500 shares, net of the effect of recent terminations, that were granted between July and October 2001 became subject to variable plan accounting. FIN No. 44 holds that if a lower-priced option is granted within a six-month period before or after a higher priced option held by the same person is cancelled, the combined transactions are considered a repricing and result in variable plan accounting. However, as a result of a lower closing price of the Company’s common stock at July 31, 2002, compared with the exercise price of the affected shares, no stock compensation charge was recorded in fiscal 2002.

The 525,000 unvested shares that were exercised by the new president and chief executive officer of the Company under the Restricted Stock Grant Agreement were paid with a full recourse, fixed interest-bearing promissory note (Refer to “Notes Receivable from Stockholders” below). The shares are accounted for by the Company under the provisions of EITF No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FIN No. 44.” EITF No. 00-23 holds that if unvested options were exercised with a full recourse note with a fixed interest rate, variable accounting would result until such time that the underlying options have vested and the repurchase provision for the options has lapsed. According to EITF No. 00-23, the associated compensation charge is based on any excess of the fair value of the stock at the end of the reporting period or date of vesting, if earlier, over the fair value of the note at that date. However, as a result of a lower fair value of the Company’s common stock at July 31, 2002, compared with the face value of the note, which approximates fair value, no stock compensation charge was recorded in fiscal 2002.

As a result of the employee and executive terminations during fiscal 2002 and 2001, the Company recorded a reduction of unearned stock-based compensation of $59,000 and $1,650,000, respectively. For many of the terminated employees and executives, the Company incurred significant deferred stock-based charges on the original option grants over the previous years. The reversed amounts represent the additional paid in capital and stock-based compensation amounts associated with the unvested options and stock awards.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

The Company booked $367,000, $1,058,000 and $1,627,000 of expense relating to the above deferred compensation charges in fiscal 2002, 2001 and 2000, respectively.

Other Stock Compensation

During fiscal 2001, the Company issued a total of 15,000 shares of its common stock pursuant to a certain employment and release agreement by and among the Company and two former employees of Dry Creek, each dated as of July 8, 2000 and executed in connection with the acquisition of Dry Creek. In addition, the Company issued 1,000 shares of its common stock to a consultant for services rendered during fiscal 2000. The Company recognized a total expense of approximately $388,000, which was previously accrued in fiscal 2000, representing the fair value of the stock at the date of issuance.

For certain stock options of the Company’s terminating officers in fiscal 2002, vesting was accelerated or the exercise period was extended from their original terms. However, as a result of a lower price of the Company’s common stock at the date of each officer’s termination, compared with the exercise price of the underlying options, no stock compensation charge was recorded in fiscal 2002.

The following table summarizes information about stock options under all plans outstanding at July 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (In thousands)	Weighted-Average Remaining Contractual Life (In years)	Weighted-Average Exercise Price	Number Exercisable (In thousands)	Weighted-Average Exercise Price
$ 0.10–$ 0.44	95	5.96	$0.26	78	$0.24
$ 0.59–$ 0.87	1,761	9.87	$0.60	1,705	$0.59
$ 0.98–$ 1.42	2,107	6.68	$1.11	1,760	$1.11
$ 1.61–$ 2.12	1,733	8.96	$2.03	1,565	$2.04
$ 2.47–$ 2.94	466	6.79	$2.74	466	$2.74
$ 3.26–$ 4.43	172	8.06	$3.81	100	$3.96
$ 5.22–$ 7.50	23	7.82	$6.56	17	$7.06
$14.25	29	8.23	$14.25	13	$14.25

	6,386	8.30	$1.48	5,704	$1.43

Employee Stock Purchase Plan

In December 1998, the Board of Directors adopted the Employee Stock Purchase Plan (the “ESPP”). The ESPP authorizes the original issuance of 1,000,000 shares of common stock. The purpose of the ESPP is to provide eligible employees of the Company with a means of acquiring common stock of the Company through payroll deductions. The ESPP consists of four six-month purchase periods in each two-year offering period. Shares may be purchased under the ESPP at 85% of the lesser of the fair market value of the common stock on the grant or purchase date. During fiscal 2002, 2001 and 2000, 614,803, 237,480 and 141,352 shares were sold through the ESPP at a weighted average price of $1.14, $3.46 and $2.17, respectively.

A maximum of 500,000 shares of the Company’s common stock may be issued annually under the ESPP, which amount will be increased on August 1 of each year by an amount equal to the lesser of (i) 500,000 shares, or (ii) a lesser amount of shares determined by the Board of Directors. In fiscal 2002, the board of the Company authorized an increase in the number of shares available for purchase under the ESPP pursuant to the evergreen

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

provisions of the ESPP. An aggregate of approximately 506,000 shares were available for purchase as of July 31, 2002.

Pro Forma Information

The Company applies APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for the stock compensation plans (the “Plans”) described above. If compensation cost for the Plans had been determined consistent with SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company’s net loss and loss per common share would have been adjusted to the pro-forma amounts indicated below (in thousands, except per common share data):

	Year Ended July 31,
	2002	2001	2000
Net loss attributable to common stockholders	$(34,518)	$(41,818)	$(26,076)

Net loss attributable to stockholders—pro forma	$(34,406)	$(40,888)	$(45,269)

Basic and diluted net loss per common share	$(0.77)	$(0.96)	$(0.74)

Basic and diluted net loss per common share—pro forma	$(0.77)	$(0.94)	$(1.28)

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plans			Employee Stock Purchase Plan
	Year Ended July 31,			Year Ended July 31,
	2002	2001	2000	2002	2001	2000
Option life (in years)	3.9	2.3	5.1	0.5	1.0	1.0
Risk-free interest rate	3.27%	4.37%	6.24%	3.07%	5.93%	6.50%
Stock price volatility	120%	118%	75%	119%	82%	75%
Dividend yield	—	—	—	—	—	—

The following is a summary of weighted-average grant date fair values:

	Weighted-Average Grant Date Fair Value
	Year Ended July 31,
	2002	2001	2000
Options granted under Stock Option Plans	$0.56	$3.63	$18.58
Shares granted under the Stock Purchase Plan	$1.01	$2.01	$1.20

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

Common Stock Warrants

The following summarizes the warrants to purchase Pumatech common stock:

	Exercise Price Per Share
	$2.75(1)	$1.26(2)	$0.01(3)	$1.26(3)
Balance at July 31, 1999	280,000	74,458	625,419	58,586
Issued	—	—	—	—
Exercised	—	(68,940)	(446,839)	(16,626)

Balance at July 31, 2000	280,000	5,518	178,580	41,960
Issued	—	—	—	—
Exercised	—	—	(137,679)	—

Balance at July 31, 2001	280,000	5,518	40,901	41,960
Issued	—	—	—	—
Exercised	—	—	—	—
Expired	(280,000)	(5,518)	—	—

Balance at July 31, 2002	—	—	40,901	41,960

(1)
In July 1996, the Company agreed to issue a warrant to purchase 280,000 shares of its common stock at $2.75 per share to one of its Series C stockholders in exchange for rights to certain technology. These warrants were subsequently issued in August 1996. The aggregate value of the warrant was estimated by the Company at $175,000 and was accounted for as purchased technology. The warrant was exercisable immediately. The purchased technology was amortized over its estimated life of three years. The warrants expired in August 2001.

(2)
In conjunction with the issuance of convertible promissory notes and notes payable in fiscal 1997 and 1998, NetMind issued 91,650 shares of Series A Convertible Preferred Stock at $1.00 per share which converted into approximately 75,000 shares of the Company’s common stock with an exercise price of $1.26 per share upon completion of the NetMind merger in February 2000. Under the terms of the original issuance, the warrants were exercisable immediately and expired in five years from the date of issue.

(3)
In conjunction with the issuance of Series A Convertible Preferred Stock in fiscal 1998, NetMind issued warrants to purchase 816,250 shares of NetMind’s common stock at $0.01 per share and 73,411 shares of NetMind’s common stock at $1.00 per share which converted into approximately 651,000 shares exercisable at $0.01 per share and 58,600 shares exercisable at $1.26 per share, respectively, of the Company’s common stock upon completion of the NetMind merger in February 2000. Under terms of the original issuance, the warrants are exercisable immediately and expire five years from the date of issue.

The outstanding warrants to purchase Pumatech common stock as of July 31, 2002, expires between August 2002 and June 2003.

Notes Receivable from Stockholders

In October 1996, an officer of the Company purchased a total of 2,500 shares of the Company’s common stock for $15,000 in exchange for a full recourse promissory note. The note bears interest at 6% per annum, with interest and principal due on demand. The note is secured by the common shares purchased by the officer.

In July 1999, an officer of the Company purchased a total of 143,413 shares of the Company’s common stock for $315,000 in exchange for a full recourse promissory note. The note bears interest at 5.32% per annum, with interest and principal payable in July 2002. The note is secured by the common shares purchased by the officer.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

In June 2002, under the restricted stock grant agreement, the Company issued 525,000 shares of its common stock to its new president and chief executive officer for an aggregate consideration of $309,750 in exchange for a full recourse, interest-bearing promissory note. The note carries a fixed interest rate of 4.75% per annum and is payable on June 14, 2008. The due date may be accelerated due to a number of factors including, failure to make payments due under the note or termination of employment with the company. The note is secured by shares of the common stock purchased.

Refer to Note 18 for subsequent event.

Note 12    Restructuring and Other Charges

Restructuring and other charges in the consolidated statements of operations consist of the following:

	Year Ended July 31,
	2002	2001	2000
Restructuring charges:
Severance costs	$1,228	$581	$—
Facilities costs	3,202	573	—
Assets held for disposal	850	263	—
Other charges	58	—	—

Total restructuring charges	5,338	1,417	—
Separation costs	257	—	—

Restructuring and other charges	$5,595	$1,417	$—

Restructuring Charges

During fiscal 2002 and 2001, the Company implemented a number of cost-reduction plans aimed at reducing costs that were not integral to the Company’s overall strategy and to better align its expense levels with current revenue levels and ensure conservative spending during periods of economic uncertainty.

Fiscal 2002.    During the third and fourth quarters of fiscal 2002, the Company announced and implemented further cost-reduction initiatives in its continued effort to streamline its operations to reduce its ongoing operating expenses and preserve its cash reserves. As part of the restructuring programs, the Company implemented a reduction in its engineering workforce of approximately 72 employees while it increased its offshore engineering capacity by utilizing a number of European software development partners to perform certain product engineering-related projects and meet other engineering requirements that may arise. This reduction in the Company’s engineering workforce, as well as the additional 29 positions eliminated in other business functions, brought the number of the Company’s worldwide full-time equivalent employees, excluding significant contracted offshore development resources, down to approximately 100. The program was completed by the end of July 2002, and the associated severance costs incurred were approximately $1,228,000, $43,000 of which remained unused as of July 31, 2002.

The Company also further consolidated its business facilities located in Los Gatos, California and Nashua, New Hampshire with its corporate headquarters located in San Jose, California. The costs of consolidating facilities includes $1,914,000 for excess facility lease and vacancy costs and $528,000 for write-off of property and equipment, which consisted primarily of leasehold improvements, office equipment and furniture and fixtures, to be taken out of service. The unused balance as of July 31, 2002 was $1,570,000.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

The Company continually evaluates the balance of the restructuring reserve it recorded in prior years based on the remaining estimated amounts to be paid. During fiscal 2001, the Company recorded facilities costs related to a vacated facility in Emeryville, California, and a vacated section of an office space in Santa Cruz, California, of approximately $242,000 and $449,000, respectively. As a result of difficulties in subletting these offices because of the continuing deterioration of the real estate market in these locations, the Company determined that additional charges were needed for the full amount of rent for the Emeryville office throughout the term of the lease agreement. Further charges were also needed for the Santa Cruz facility for adjustments in expected sublease rates and brokerage fees, as well as for costs associated with its remaining office space recently vacated as a result of a further reduction in workforce. The aggregate charges recorded during fiscal 2002 were approximately $268,000 and $1,342,000 for Emeryville and Santa Cruz facilities, respectively. The unused balance as of July 31, 2002 was $1,248,000.

Fiscal 2001.    The Company’s primary cost reduction initiatives in fiscal 2001 included a reduction in workforce and facilities consolidation. The workforce reduction, which was completed during July 2001, represented a reduction of approximately 33% of the Company’s then total workforce or approximately 107 full-time equivalent positions including 20 contractors and 87 permanent employees. This reduction, affecting mostly those holding positions in engineering and professional services, brought the number of the Company’s worldwide workforce down to approximately 215 full-time employees. The associated severance costs incurred were approximately $581,000, none of which remained unused as of July 31, 2002.

The Company also incurred additional restructuring charges aggregating $836,000 for consolidating facilities with space located in Santa Cruz, California and Nashua, New Hampshire. The costs of consolidating facilities includes $573,000 for excess facility lease and vacancy costs and $263,000 for write-off of property and equipment, which consisted primarily of leasehold improvements, computer and engineering equipment, office equipment and furniture and fixtures, to be taken out of service. The unused balance as of July 31, 2002 was $150,000. As discussed above, an adjustment to restructuring charges was made for Santa Cruz facility in fiscal 2002.

A summary of the severance and facilities costs and assets held for disposal relating to the cost reduction plans implemented is outlined as follows (in thousands):

	Workforce Reduction	Consolidation of Excess Facilities	Other	Total
Balance at July 31, 2000	$—	$221	$—	$221
Restructuring provision	581	836	—	1,417
Non-cash charges	—	(165)	—	(165)
Cash payments	(561)	(151)	—	(712)

Balance at July 31, 2001	$20	$741	$—	$761
Restructuring provision	1,228	2,442	58	3,728
Adjustment	—	1,610	—	1,610
Non-cash charges	—	(877)	—	(877)
Cash payments	(1,205)	(840)	(58)	(2,103)

Balance at July 31, 2002	$43	$3,076	$—	$3,119

Amounts related to the net lease expense due to the consolidation of excess facilities are paid over the respective lease terms through May 2006 using cash from operations.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

As of July 31, 2002, the aggregate remaining restructuring accrual of $3,119,000 includes the unused balance of $108,000 from fiscal 1999 restructuring charges relating to future lease obligations for certain excess facilities through December 2003. The current and the long-term portions of the underlying accrual of $1,544,000 and $1,575,000 are classified as “Accrued Liabilities” and “Other Liabilities”, respectively, in the consolidated balance sheet as of July 31, 2002.

The remaining lease payments on all the excess facilities as of July 31, 2002, was approximately $3,926,000, net of proceeds from outstanding sublease agreements. The Company has further reduced the total costs of excess facilities by the estimated proceeds from assumed future subleases. If the actual results differ from its estimates and assumptions, the Company may be required to adjust its facilities costs accrual related to expected losses on subleases, including recording additional losses. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

Separation Costs

As discussed in Note 6, in fiscal 2002, the Company recorded accruals of approximately $257,000 related to separation agreements with its former president and chief executive officer and former executive vice president of sales and business development. In accordance with the agreements, the accrued amounts are being paid over the 6-month period following the officers’ termination. The unused balance, classified as “Accrued Liabilities” in the consolidated balance sheet as of July 31, 2002, was approximately $219,000.

Note 13    Impairment of Long-Lived Assets

Loss on impairment of assets in the consolidated statements of operations consists of the following:

	Year Ended July 31,
	2002	2001	2000
Intangibles	$4,359	$9,901	$—
Commitment	103	—	—
Assets held and used	102	—	—
Assets held for disposal	685	713	—

Loss on impairment of assets	$5,249	$10,614	$—

Goodwill and Identifiable Intangibles

ProxiNet.    During the fourth quarter of fiscal 2002, based on the significant decline in revenue from Browse-it products, the base technology of which was obtained with the acquisition of ProxiNet, the Company, decided to abandon sales and development efforts related to Browse-it. The Company determined that Browse-it technology has no alternative uses and has not been incorporated into other products or services and, accordingly, recorded an impairment charge for the full carrying values of goodwill and core technology of 4,101,000 and $258,000, respectively, as of July 31, 2002.

Dry Creek and Windward.    During fiscal 2001, based on the significant decline in revenue from professional services group particularly for the last quarter of fiscal 2001, the Company, in accordance with its accounting policy, determined that a recoverability assessment of the carrying values of the intangibles associated with Dry Creek and Windward acquisitions was needed. Accordingly, the Company performed the evaluation and, as a result, recorded an impairment write-down of goodwill of $8,745,000.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

The above impairment was measured as the amount by which the carrying amount of goodwill and purchased intangibles exceeded the present value of the estimated future cash flows for the professional services group and long-lived assets. The assumptions supporting the future cash flows, including the discount rate of 20%, were determined using the Company’s best estimates. The discount rate was determined based upon the weighted average cost of capital of comparable companies. The new carrying amount of the underlying intangibles is being amortized over the remaining life of the respective intangibles through July 2003, except for goodwill which, in accordance with the non-amortization provisions of SFAS No. 142, ceases amortization upon the Company’s adoption of the new accounting standard in fiscal 2003 (Refer to Note 2).

SwiftTouch.    During fiscal 2001, the Company suspended indefinitely its online service offering, Intellisync.com, due to slow adoption by its customers and determined that the technology acquired with the SwiftTouch acquisition used exclusively for Intellisync.com was impaired. Accordingly, the Company recorded an impairment charge of $1,156,000 to write-off the underlying goodwill and other related intangibles.

Intellisync.com-Related Assets

During fiscal 2001, in relation to the indefinite suspension of Intellisync.com, the Company classified certain related assets as held-for-disposal and recorded an impairment charge of $713,000 to revise the carrying value of the assets to recovery value less disposal costs.

Online Operations

The Company’s recent plan to focus effort on its core business necessitated a thorough review of certain operations and assets that the Company believed not to be viable to integrate into its new strategies. Included in the Company’s review was an impairment test for its online operations and related assets.

During fiscal 2002, in its review of online operations and related assets, such as computers, servers, network- and other hosting-related equipment, the Company identified those assets that would be held for use to finish preexisting contracts with certain customers for a short period of time, after which the assets will be disposed of or abandoned. The Company also identified those related assets that would be held for immediate disposal. Based on a recoverability analysis performed of the assets carrying value, the Company has anticipated no further cash flows from the online operations. The Company, therefore, recorded an impairment charge of $102,000 and $685,000 for assets held for use and assets held for disposal, respectively, based on the amount by which the carrying amount of assets exceeded the recovery value less disposal costs. The Company determined the recovery value of the assets using its best estimates on market prices of similar assets. In addition, the Company has written off related hosting commitment with a third-party vendor, a related party, for its entire value totaling $103,000.

Investments

Total impairment of investments of $380,000 and $1,180,000 in fiscal 2002 and 2001 is recorded as Other-Than-Temporary Impairment of Direct Investments in consolidated statements of operations. Refer to Note 5 for more details.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

Note 14    Other Income (Expense)

Other, net, consists of the following (in thousands):

	Year Ended July 31,
	2002	2001	2000
Other expenses, net	$(210)	$(42)	$(58)
Realized gains (losses)	(4)	(340)	2,221

Other, net	$(214)	$(382)	$2,163

Note 15    Income Taxes

The income tax provision (benefit) is summarized as follows (in thousands):

	Year Ended July 31,
	2002	2001	2000
Current
Federal	$—	$(5)	$20
State	50	59	32
Foreign withholding and other tax	322	383	580

	$372	$437	$632

Deferred tax assets are summarized as follows (in thousands):

	July 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$34,883	$20,528
Alternative minimum tax credit carryforwards	107	107
Research and development credit carryforwards	8,747	9,602
Foreign tax credit carryforwards	1,665	1,343
Reserves and accruals	2,860	1,485
Depreciation and amortization	7,725	6,257
Deferred revenue	599	2,329

Total deferred tax assets	56,586	41,651
Deferred tax asset valuation allowance	(56,586)	(41,651)

	$—	$—

Except for fiscal 1997, the Company has incurred losses from inception through fiscal 2002. The Company believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it is more likely than not that the Company will not be able to realize its deferred tax assets and thus a full valuation reserve has been recorded at July 31, 2002 and 2001. The change in valuation allowance for deferred tax assets was an increase of $14,934,000 and $31,821,000 during fiscal 2002 and 2001, respectively.

Deferred tax assets of approximately $13,701,000 as of July 31, 2002 pertain to certain net operating losses carryforwards and credit carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these loss and credit carryforwards are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

A reconciliation of the income tax provision to the amount computed by applying the statutory federal income tax rate to income (loss) before income tax provision is summarized as follows (in thousands):

	Year Ended July 31,
	2002	2001	2000
Amounts computed at statutory federal rate	$(11,610)	$(14,070)	$(7,548)
Foreign withholding taxes	322	383	580
Non deductible amortization and in-process research and development	1,043	1,978	3,097
Future benefits not currently recognized	10,617	12,146	4,503

	$372	$437	$632

At July 31, 2002, the Company has federal and state net operating loss carryforwards of $100,156,000 and $14,460,000, respectively, and federal and state credit carryforwards of $6,410,000 and $1,663,000, respectively, available to offset future taxable income. The Company’s carryforwards expire in 2009 through 2022.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. As a result of ownership changes which may have occurred in past fiscal years, the Company’s net operating losses and carryforwards may be subject to these limitations.

Note 16    Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of dilutive potential common shares that were outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares based on the treasury stock method.

Basic and diluted net loss per common share were calculated as follows (in thousands, except per common share amounts):

	Year Ended July 31,
	2002	2001	2000
Numerator:
Net loss attributable to common stockholders	$(34,518)	$(41,818)	$(26,076)

Denominator:
Weighted average shares outstanding used to compute basic and diluted net loss per common share	44,712	43,729	35,319

Basic and diluted net loss per common share	$(0.77)	$(0.96)	$(0.74)

All common shares that were held in escrow and that were subject to repurchase of the Company, totaling approximately 653,000, 140,000 and 18,000 as of July 31, 2002, 2001 and 2000, respectively, were excluded from basic and diluted net loss per common share calculations. For more information on common shares held in escrow and on common shares subject to repurchase by the Company, refer to Note 4 and Note 11, respectively.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

Potential common shares attributable to stock options, warrants, shares held in escrow and shares subject to repurchase by the Company, of 7,122,180, 7,095,868 and 8,160,568 were outstanding at July 31, 2002, 2001 and 2000, respectively. However, as a result of a net loss incurred by the Company in the years ended July 31, 2002, 2001 and 2000, none of the shares were included in the weighted average outstanding shares (using the treasury stock method) used to calculate net loss per common share because the effect would have been antidilutive.

Note 17    Business Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision-making group to make decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer. To date, the Company has reviewed its operations principally in a single segment. The chief operating decision maker assesses performance based on the gross profit generated by this segment.

The Company operates in a single industry segment encompassing the development, marketing and support of mobile data exchange software. The Company markets its products to customers primarily in North America, Europe and Asia. The Company’s customer base consists primarily of corporate organizations, business development organizations, industry associations, resellers, international system integrators, large OEMs in the PC market and selected distributors in North America, Europe, Asia Pacific, South America, and Africa, which primarily market to the retail channel.

Revenue is attributed to regions based on the location of customers. Revenue information by geographic region is as follows (in thousands):

	Year Ended July 31,
	2002	2001	2000
North America	$16,971	$29,323	$22,485
Japan	3,223	5,205	6,822
Other International	2,746	3,674	1,205

Total revenue	$22,940	$38,202	$30,512

Substantially all of the Company’s long-lived assets are in the United States.

Revenue information by product group is as follows (in thousands):

	Year Ended July 31,
	2002	2001	2000
Enterprise products	$12,202	$18,047	$14,581
Technology licensing components	10,738	20,155	15,931

Total revenue	$22,940	$38,202	$30,512

The Company’s Enterprise products include both personal and server-based Intellisync®, Enterprise Intellisync™ and Satellite Forms software, as well as related support and maintenance. Technology licensing components include various licensed technology platforms, such as Sync-it, Mind-it™, Browse-it and Intellisync Software Development Kit (Intellisync SDK), Intellisync for Notebooks, professional services, non-recurring engineering services, hosting services and related maintenance contract programs.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

Note 18    Subsequent Events

Line of Credit Agreement

The $2,000,000 outstanding loan as of July 31, 2002, under the Company’s current loan and security agreement was fully paid off in September 2002.

Notes Receivable from Stockholders

The outstanding promissory notes used by certain officers of the Company to purchase shares of Pumatech’s common stock as of July 31, 2002, of $315,000 and $15,000, were fully paid off, together with the accrued interest, in August and September 2002, respectively.

Changes in the Company’s Executive Officers and Board of Directors

Recently, the Company announced the following management changes: Clyde Foster has joined the Company in September 2002 as senior vice president of sales and marketing; J. Keith Kitchen, corporate controller, has been promoted to the position of vice president of finance and administration and chief accounting officer as of August 2002; Andre Sant’Anna, vice president of products and chief technology officer, terminated his employment in August 2002; and Kelly J. Hicks, chief financial officer and vice president of operations, terminated his employment in September 2002. Also, in September 2002, Stephen A. Nicol, Bradley A. Rowe, and M. Bruce Nakao resigned from the Company’s Board of Directors.

As mentioned above, Kelly J. Hicks, chief financial officer, terminated his employment with the Company as of September 2, 2002. Consequently, the officer’s unpaid loan principal and related interest shall be due on the 185th day from his termination date, or on the due date of the loan, whichever is sooner. Repayment of the loan principal and accrued interest will, therefore, be due on March 6, 2003.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of
Pumatech, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 62 present fairly, in all material respects, the financial position of Pumatech, Inc. and its subsidiaries at July 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 62 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP

San Francisco, California
August 22, 2002,
except as to Note 18, which is as of September 26, 2002

SCHEDULE II

PUMATECH, INC.

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Classification	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Allowance for doubtful accounts for the year ended:
July 31, 2000	$908	$456	$154	$1,210
July 31, 2001	$1,210	$1,235	$1,159	$1,286
July 31, 2002	$1,286	$189	$337	$1,138

Valuation allowance for deferred tax assets for the year ended:
July 31, 2000	$5,327	$4,503	$—	$9,830
July 31, 2001	$9,830	$31,821	$—	$41,651
July 31, 2002	$41,651	$14,935	$—	$56,586

S-1