Form 10-Q
period 2002-10-31
PUMATECH INC
filed 2002-12-16
CIK 1020716

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

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

Yes     ☒         No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 9, 2002: 46,504,805

PUMATECH, INC.

10-Q REPORT

PUMATECH, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	October 31, 2002	July 31, 2002
Assets
Current assets:
Cash and cash equivalents	$6,083	$4,331
Short-term investments	25,287	30,100
Accounts receivable, net of allowance for doubtful accounts of $994 and $1,138	2,937	3,009
Inventories, net	75	76
Other current assets	1,056	1,020

Total current assets	35,438	38,536
Property and equipment, net	1,703	2,037
Goodwill, net	2,731	2,731
Other intangible assets, net	416	565
Restricted cash	352	352
Other assets	3,091	3,091

Total assets	$43,731	$47,312

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$835	$995
Accrued liabilities	4,491	4,764
Current portion of borrowings	—	2,000
Deferred revenue	2,716	2,678

Total current liabilities	8,042	10,437
Other liabilities	1,718	1,991

Total liabilities	9,760	12,428

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; none issued and outstanding at October 31, 2002 and July 31, 2002	—	—
Common stock, $0.001 par value; 80,000 shares authorized; 46,134 and 45,851 shares issued and outstanding at October 31, 2002 and July 31, 2002	46	46
Additional paid-in capital	149,281	149,193
Receivable from stockholders	—	(330)
Deferred stock compensation	(159)	(226)
Accumulated deficit	(115,301)	(113,925)
Accumulated other comprehensive income	104	126

Total stockholders’ equity	33,971	34,884

Total liabilities and stockholders’ equity	$43,731	$47,312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUMATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended October 31,
	2002	2001
Revenue
License	$4,063	$5,472
Services	947	1,179

Total revenue	5,010	6,651

Cost and operating expenses:
Cost of revenue (includes non-cash stock compensation of $0 and $34)	824	2,250
Research and development (includes non-cash stock compensation of $29 and $181)	1,781	4,075
Sales and marketing (includes non-cash stock compensation of $0 and $79)	2,634	4,631
General and administrative (includes non-cash stock compensation of $33 and $70)	1,121	1,248
Amortization of goodwill	—	972
Amortization of other intangible assets	149	488

Total cost and operating expenses	6,509	13,664

Operating loss	(1,499)	(7,013)
Other income and expense, net	211	441

Loss before income taxes	(1,288)	(6,572)
Provision for income taxes	(88)	(111)

Net loss	$(1,376)	$(6,683)

Basic and diluted net loss per common share	$(0.03)	$(0.15)

Shares used in computing basic and diluted net loss per common share	45,383	44,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUMATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(1,376)	$(6,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for (recovery of) doubtful accounts	(142)	61
Inventory reserves	30	30
Depreciation and amortization	531	2,308
Non-cash stock compensation	62	364
Realized gain on sale of investments	(10)	—
Changes in operating assets and liabilities:
Accounts receivable	214	97
Inventories	(29)	14
Other current assets	(36)	38
Other assets	(2)	55
Accounts payable	(160)	111
Accrued liabilities	(546)	(386)
Deferred revenue	38	(443)

Net cash used in operating activities	(1,426)	(4,434)

Cash flows from investing activities:
Purchase of property and equipment	(48)	(235)
Maturities/sales (purchase) of short-term investments, net	4,803	(1,396)

Net cash provided by (used in) investing activities	4,755	(1,631)

Cash flows from financing activities:
Principal payments on borrowings	(2,000)	(302)
Proceeds from line of credit	—	2,000
Note repayments from stockholders	330	—
Proceeds upon exercise of stock options	1	55
Proceeds from ESPP shares issued	92	371

Net cash provided by (used in) financing activities	(1,577)	2,124

Net increase (decrease) in cash and cash equivalents	1,752	(3,941)
Cash and cash equivalents at beginning of period	4,331	18,837

Cash and cash equivalents at end of period	$6,083	$14,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUMATECH, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Basis of Presentation

The accompanying condensed consolidated financial statements of Pumatech, Inc. (Pumatech or the “Company”) for the three months ended October 31, 2002 and 2001 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002. The condensed consolidated balance sheet as of July 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform to the current period’s presentation. The results of operations for the interim period ended October 31, 2002 are not necessarily indicative of results to be expected for the full year.

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows since inception. For the three months ended October 31, 2002, the Company incurred a net loss of approximately $1,376,000 and negative cash flows from operations of approximately $1,426,000. The Company’s cash balances may decline further, although the Company believes that the effects of its strategic actions implemented to improve revenue as well as control costs will be adequate to generate sufficient cash resources to fund its operations. Failure to generate sufficient revenues or control spending could adversely affect the Company’s ability to achieve its business objectives.

Note 2    Recently Issued Accounting Pronouncements

Goodwill and Other Intangible Assets

Refer to Note 4 for the discussion on the Company’s adoption of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”

Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale. Although the statement retains certain of the requirements of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” it supersedes SFAS No. 121 and Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business.” SFAS No. 144 requires that long-lived assets to be disposed of by sale, including in continued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted the statement effective August 1, 2002. The adoption did not have a material impact on the Company’s financial position or results of operations.

Accounting for Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under the Emerging Issues Task Force (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company will adopt SFAS No. 146 during the second quarter of fiscal 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that meet the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. The Company believes that this new standard will not have a material effect on its results of operations or financial condition.

Accounting for Multiple-Element Revenue Arrangements

Currently, EITF is working to reach a final consensus regarding Issue No. 00-21, “Accounting for Multiple-Element Revenue Arrangements.” Issues being addressed by an EITF working group include determining when elements of multiple-element arrangements should be evaluated separately and allocating consideration to the individual elements. The Company is closely monitoring the EITF’s discussions on this issue. The Company do not anticipate changes in its historical accounting policies; however, there can be no assurance that final consensuses and guidance ultimately issued by the EITF on this issue will not impact the Company in the future.

Note 3    Balance Sheet Components

Inventories, net, consist of the following (in thousands):

	October 31, 2002	July 31, 2002
Raw materials	$29	$47
Finished goods and work-in-process	126	79

	155	126
Less: Inventory reserves	(80)	(50)

Inventories, net	$75	$76

Property and equipment, net, consist of the following (in thousands):

	October 31, 2002	July 31, 2002
Computer equipment and software	$4,535	$4,489
Furniture and office equipment	1,474	1,474
Leasehold improvements	774	774

	6,783	6,737
Less: Accumulated depreciation and amortization	(5,080)	(4,700)

Property and equipment, net	$1,703	$2,037

Note 4    Goodwill and Other Intangible Assets

In July 2001, FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 141 did not have a material effect on the Company’s financial statements but will impact the accounting treatment of future acquisitions.

SFAS No. 142 established new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets no longer be amortized and be tested for impairment at least annually and written down only when impaired. SFAS No. 142 also requires other intangible assets such as acquired workforce-in-place that do not meet the criteria for recognition apart from goodwill be reclassified. The Company adopted SFAS No. 142 effective August 1, 2002. Accordingly, upon its adoption of the new standard, the Company ceased to amortize its existing goodwill.

The following table provides a summary of the carrying amount of goodwill and includes amounts originally allocated to acquired workforce-in-place (in thousands):

Balance as of July 31, 2002	$2,731
Acquired workforce-in-place reclassified to goodwill, net(1)	—

Balance as of October 31, 2002	$2,731

(1) The acquired workforce-in-place total gross amount of $2,212,000 was fully amortized as of July 31, 2002.

The following table presents the impact of the goodwill non-amortization provision of SFAS No. 142 on net loss and net loss per common share had the standard been in effect for the three months ended October 31, 2001 (in thousands, except per-share amounts):

	Three Months Ended October 31,
	2002	2001

Net loss as reported	$(1,376)	$(6,683)
Adjustments:
Amortization of goodwill	—	685
Amortization of acquired workforce in place	—	287

Total adjustments	—	972

Net loss as adjusted	$(1,376)	$(5,711)

Basic and diluted net loss per common share as reported	$(0.03)	$(0.15)
Adjustments:
Amortization of goodwill	—	0.01
Amortization of acquired workforce in place	—	0.01

Total adjustments	—	0.02

Basic and diluted net loss per common share as adjusted	$(0.03)	$(0.13)

SFAS No. 142 also requires the Company to perform a transitional assessment of whether there is an indication that its goodwill is impaired as of the date of adoption. The impairment review involves a two-step process as follows:

Step 1 — the Company will compare the fair value of its reporting unit to the carrying value, including goodwill of the unit. If the unit’s carrying value, including goodwill, exceeds its fair value, the Company will move on to step 2. If the unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step 2 — the Company will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit’s goodwill. The Company will then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

Any impairment loss (measured as of the beginning of fiscal 2003) on the goodwill will be recognized as the cumulative effect of a change in accounting principle no later than July 31, 2003, the end of fiscal 2003. The Company will complete the impairment test during the second quarter of fiscal 2003. With the recent high volatility of the Company’s stock price and various factors affecting its industry, the application of the methodology within SFAS No. 142 may result in the write-off of a portion or full amount of the Company’s remaining goodwill.

The Company will also continue to amortize its other intangible assets and is required to review such assets for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” reassess their useful lives and make any necessary adjustments.

Other intangible assets consist of the following (in thousands):

	October 31, 2002	July 31, 2002
Developed and core technology	$5,917	$5,917
Existing contracts	200	200

	6,117	6,117
Less: Accumulated amortization	(5,701)	(5,552)

Other intangible assets, net	$416	$565

The amortization of other intangible assets, excluding that of acquired workforce-in-place, amounted to $149,000 and $488,000 for the three months ended October 31, 2002 and 2001, respectively. Except for developed and core technology, all other intangible assets were fully amortized as of October 31, 2002. Amortization of developed and core technology is computed over the period of benefit, generally three years. The Company expects total amortization expense to be $416,000 for the remainder of fiscal 2003, at which time all other intangible assets will be fully amortized, based on acquisitions completed as of October 31, 2002.

Note 5    Related Party Transactions

The former chief financial officer of the Company terminated his employment with the Company as of September 2, 2002. Consequently, in accordance with the officer’s outstanding loan agreement, his unpaid loan principal of $235,000 and related interest of 6% per annum, became repayable on the 185th day from his termination date, or on the due date of the loan, whichever is sooner. The repayment of the loan principal and accrued interest will, therefore, be due on March 6, 2003. The underlying principal amount of the loan is classified as “Other Current Assets” in the condensed consolidated balance sheets.

In fiscal 2002, the Company recorded accruals of approximately $257,000 related to separation agreements with its former president and chief executive officer and former executive vice president of sales and business development. In accordance with the agreements, the accrued amounts are being paid over the 6-month period following the officers’ termination. Approximately $179,000 was paid in cash during the three-month period ended October 31, 2002. The unpaid balance, classified as “Accrued Liabilities” in the condensed consolidated balance sheet as of October 31, 2002, was approximately $40,000.

The outstanding promissory notes used by certain former officers of the Company to purchase shares of Pumatech’s common stock as of July 31, 2002, of $315,000 and $15,000, were fully paid off, together with the accrued interest, in August and September 2002, respectively.

Note 6    Restricted Cash and Line of Credit Agreement

The Company has restricted cash held by two financial institutions as collateral on letters of credit in connection with its lease of office spaces. At October 31, 2002, the restricted cash amounted to $408,000, of which $56,000 is included in “Other Current Assets.”

The Company had a loan and security agreement that provided a $10,000,000 revolving credit line. The outstanding balance of $2,000,000 at July 31, 2002 was fully paid on the date of the agreement’s expiration in September 2002. Currently, the Company has no plan to renew the line of credit.

Note 7    Restructuring Accrual

During fiscal 2002, 2001 and 1999, the Company implemented a number of cost-reduction plans aimed at reducing costs that were not integral to the Company’s overall strategy and to better align its expense levels with current revenue levels and ensure conservative spending during periods of economic uncertainty. These initiatives included a reduction in workforce and facilities consolidation.

Of the resulting restructuring charge and subsequent adjustments, if any, totaling $5,338,000, $1,417,000 and $464,000 in fiscal 2002, 2001 and 1999, respectively, $2,697,000 remained unpaid as of October 31, 2002. This amount related to the net lease expense due to the consolidation of excess facilities will be paid over the respective lease terms through May 2006 using cash from operations.

The following table sets forth the activity in the restructuring accrual account for the three months ended October 31, 2002 (in thousands):

	Workforce Reduction	Consolidation of Excess Facilities	Total
Balance at July 31, 2002	$43	$3,076	$3,119
Cash payments	(43)	(379)	(422)

Balance at October 31, 2002	$—	$2,697	$2,697

The current and the long-term portions of the underlying accrual of $1,361,000 and $1,336,000 are classified as “Accrued Liabilities” and “Other Liabilities”, respectively, in the condensed consolidated balance sheet as of October 31, 2002.

The remaining lease payments on all the excess facilities as of October 31, 2002, was approximately $3,573,000, net of proceeds from outstanding sublease agreements. The Company further reduced the total costs of excess facilities by the estimated proceeds from assumed future subleases. If the actual results differ from its estimates and assumptions, the Company may be required to adjust its facilities costs accrual related to expected losses on subleases, including recording additional losses. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

Note 8    Commitments and Contingencies

The Company leases its facilities under operating leases that expire at various dates through June 2006. The leases provide for escalating lease payments.

Future minimum lease payments at October 31, 2002, were as follows (in thousands):

	Operating Leases	Proceeds from Subleases	Future Minimum Lease Payments
Nine months ending July 31, 2003	$2,377	$(737)	$1,640
Fiscal year ending July 31,
2004	2,984	(454)	2,530
2005	2,559	(408)	2,151
2006	1,627	(18)	1,609

	$9,547	$(1,617)	$7,930

Total rent expense was approximately $193,000 and $507,000 for the three months ended October 31, 2002 and 2001, respectively.

The Company is committed to invest an additional $1,913,000 in Azure Venture Partners. The total of future actual investments may be less than this amount, depending on future performance of the investee companies. These funds are expected to be paid contractually as requested by the general partners over a period not to exceed the contract term of eight years. The Company believes that the remainder of the funds will be paid over this fiscal year and the next two.

Litigation

On April 19, 2002, the Company filed a patent infringement suit against Extended Systems, Inc. in the United States District Court for the Northern District of California. The Company alleged that Extended Systems’ server and desktop products infringe on seven of its synchronization-related patents. The Company is seeking in the suit an injunction against future sales of Extended Systems’ infringing server and desktop products, as well as damages for past sales of the infringing products. The Company further alleged that Extended Systems’ infringement of the seven synchronization patents was willful and deliberate, entitling the Company to an award of treble damages, costs and reasonable attorneys’ fees. On May 28, 2002, the Company filed an amended complaint in the lawsuit, adding claims of trademark infringement, unfair competition and interference with contract, all in connection with Extended Systems’ use of its Satellite Forms® trademark. On June 25, 2002, Extended Systems filed a formal response denying the allegations. In its formal answer and counterclaim, Extended Systems denied the Company’s charges, raised a number of affirmative defenses to the Company’s claims, and requested a declaration from the Court that the Company’s synchronization software patents are invalid and not infringed. The parties have begun discovery and expect that such discovery will continue for the next six months. The Company believes that its patent claims have merit and intend to vigorously pursue those claims. Further, based on its initial investigations and the limited discovery done to date, the Company believes that the outcome of this matter will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

The Company is also involved in various litigations and claims arising from the normal course of business. In management’s opinion, these litigations are not expected to materially impact the Company’s consolidated results of operations or financial condition.

Note 9    Net Income (Loss) Per Common Share

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

Basic and diluted net loss per common share were calculated as follows (in thousands, except per common share amounts):

	Three Months Ended October 31,
	2002	2001
Numerator:
Net loss	$(1,376)	$(6,683)

Denominator:
Weighted average shares outstanding used to compute basic and diluted net loss per common share	45,383	44,629

Basic and diluted net loss per common share	$(0.03)	$(0.15)

All common shares that were held in escrow and that were subject to repurchase by the Company, totaling approximately 653,000 and 140,000 as of October 31, 2002 and 2001, respectively, were excluded from basic and diluted net loss per common share calculations.

Potential common shares attributable to stock options, warrants, shares held in escrow and shares subject to repurchase by the Company, of 7,344,331 and 5,817,706 were outstanding at October 31, 2002 and 2001, respectively. However, as a result of the net loss incurred by the Company in the three months ended October 31, 2002 and 2001, none of the shares were included in the weighted average outstanding shares (using the treasury stock method) used to calculate net loss per common share because the effect would have been antidilutive.

Note 10    Comprehensive Income / (Loss)

Accumulated other comprehensive income / (loss) on the condensed consolidated balance sheets consists of net unrealized gains on available for sale investments and foreign currency translation adjustments. Total comprehensive loss for the three months ended October 31, 2002 and 2001, respectively, is presented in the following table (in thousands):

	Three Months Ended October 31,
	2002	2001
Net loss	$(1,376)	$(6,683)
Other comprehensive income/(loss):
Change in net unrealized gain/(loss) on investments	(30)	117
Realized gain on investments	10	—
Change in currency translation adjustments	(2)	18

Total other comprehensive income/(loss)	(22)	135

Total comprehensive loss	$(1,398)	$(6,548)

The net balance of unrealized gain/(loss) on investments at October 31, 2002 and 2001 was generated from the Company’s holdings of Amazon.com common stock and government bonds.

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

The Company operates in a single industry segment encompassing the development, marketing and support of mobile data exchange software. The Company markets its products to customers primarily in North America, Europe and Asia. The Company’s customer base consists primarily of corporate organizations, business development organizations, industry associations, resellers, international system integrators, large original equipment manufacturers (OEMs) in the personal computer market and selected distributors in North America, Europe, Asia Pacific, South America, and Africa, which primarily market to the retail channel.

Revenue is attributed to regions based on the location of customers. Revenue information by geographic region is as follows (in thousands):

	Three Months Ended October 31,
	2002	2001
North America	$3,546	$4,674
Japan	872	1,223
Other International	592	754

Total revenue	$5,010	$6,651

Substantially all of the Company’s long-lived assets are in the United States.

Revenue information by product group is as follows (in thousands):

	Three Months Ended October 31,
	2002	2001
Enterprise products	$2,993	$3,138
Technology licensing components	2,017	3,513

Total revenue	$5,010	$6,651

The Company’s Enterprise products include Intellisync®, Enterprise Intellisync®, Enterprise Intellisync Server™ and Satellite Forms® software, as well as related support and maintenance. Technology licensing components include various licensed technology platforms, including Intellisync Software Development Kit (Intellisync SDK); Intellisync for Notebooks; professional services; non-recurring engineering services; related maintenance contract programs; and, in the prior year, hosting services.

Products sold through Ingram Micro US, a distributor, accounted for 12% and 15% of the Company’s total revenue in the three months ended October 31, 2002 and 2001, respectively. No other distributors or resellers accounted for more than 10% of total revenue during these periods. In accordance with the Company’s revenue recognition policy, the revenue from distributors and resellers represents revenue recognized at the time the Company’s products were sold to end-user customers. No end-user customers, direct or through distributors and resellers, accounted for more than 10% of total revenue during the same periods.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Form 10-Q and in conjunction with the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations in our Form 10-K. This quarterly report on Form 10-Q, and in particular management’s discussion and analysis of financial condition and results of operations, contains forward-looking statements regarding future events or our future performance that involve certain risks and uncertainties including those discussed in “Factors That May Affect Future Operating Results” below. In this Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. All statements that address operating performance, our stock price, events or developments that we expect or anticipate will occur in the future, including statements relating to planned product releases and composition of revenue, both in terms of segment and geographical source, are forward-looking statements. Such forward-looking statements are based on management’s current views and assumptions regarding future events and operating performance, and speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Actual events or our actual future results may differ materially from any forward-looking statements due to the risks and uncertainties outlined below.

Management’s discussion and analysis includes:

•	Business overview.

•	A discussion of estimates and assumptions affecting the application of our critical accounting policies.

•	A comparison of our results of operations in the three months ended October 31, 2002 with the results in the corresponding period in fiscal 2002.

•	Recently issued accounting pronouncements.

•	A discussion of our operating liquidity and capital resources.

•	A discussion of factors that may affect our future operating results.

Business Overview

Pumatech, Inc. develops, markets and supports synchronization, mobile-application development, and mobile-application management/device management software that enables consumers, mobile professionals and information technology (IT) officers to harness the full capabilities of handheld organizers/computers, Web-enabled cellular phones, pagers and other wireless or wireline personal communications platforms. Our software is designed to improve the productivity of business professionals and corporations who are increasingly relying on mobile computing devices to address their growing needs for accessible, up-to-date information, whether in or out of the office. Our product families, which include Intellisync®, Enterprise Intellisync®, Enterprise Intellisync Server™ and Satellite Forms® software, along with our technology licensing offering®, Intellisync Software Development Kit (Intellisync SDK) – are designed to connect mobile devices to essential information anytime, anywhere.

We have organized our operations into a single operating segment encompassing the development, marketing and support of synchronization software and services.

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

Listing Under the Nasdaq National Market

By letter dated September 10, 2002, The Nasdaq Stock Market, Inc. (Nasdaq) notified us that the closing bid price of our common stock had failed to maintain a minimum bid price of $1.00 over the prior 90 consecutive trading days as required for continued listing on the Nasdaq National Market under Marketplace Rule 4450(a)(5) and that our common stock is subject to delisting. On September 12, 2002, we requested a hearing before the Nasdaq Listing Qualification Panel, which stayed the delisting. On October 17, 2002, the hearing was held in which we presented our case for maintaining the listing of our common stock on the Nasdaq National Market. On November 18, 2002, the Nasdaq notified us that it determined to continue our listing on the Nasdaq National Market, pursuant to the following exception: on or before January 3, 2003, we must evidence a closing bid price of at least $1.00 per share and, immediately thereafter, a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days and demonstrate compliance with all requirements for continued listing on the Nasdaq National Market.

By letter dated December 6, 2002, Nasdaq notified us that, effective with the close of business on December 5, 2002, we demonstrated a closing bid price of $1.05 per share and had maintained a closing price of at least $1.00 per share for 11 consecutive trading days. Accordingly, the Nasdaq Listing Qualification Panel determined to continue the listing of our securities on the Nasdaq National Market, and the related hearing file has been closed. As a result of Nasdaq’s favorable determination regarding our continued listing on the Nasdaq National Market, our Board of Directors does not intend to implement immediately the one-for-eight reverse stock split, which was approved at our recent Annual Meeting of Stockholders, but will continue to monitor the listing situation and stock price over the next 12 months, as described in our proxy statement.

Estimates, Assumptions and Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and notes thereto set forth in Item 1 above, as well as our consolidated financial statements and management’s discussion and analysis of financial condition and results of operations in our Form 10-K. Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP) in the United States. These accounting principles require us to make certain estimates, judgments and assumptions, which we review with our audit committee. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon various factors and information available to us at the time that these estimates, judgments and assumptions are made. These factors and information may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third party professionals. The estimates, judgments and assumptions we make can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.

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

•	Provision for doubtful accounts

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

The primary sales channel into which we sell our products is a network of distributors and value-added resellers in North America, Europe, Asia Pacific, South America, and Africa. Agreements with our distributors and resellers contain specific product return privileges for stock rotation and obsolete products that are generally limited to contractual amounts. Reserves for estimated future returns are provided for upon revenue recognition. Product returns are recorded as a reduction of revenues. Accordingly, we have established a product returns reserve composed of 100% of the value of product inventories held at our distribution partners, as well as an estimated amount for returns from customers of our distributors and other resellers as a result of stock rotation and obsolete products, among others.

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

•	timing of planned stock rotation; and

•	general economic conditions.

In general, we would expect product returns to increase following the announcement of new or upgraded versions of our products or in anticipation of such product announcements, as our distributors and resellers seek to reduce their inventory levels of the prior version of a product in advance of receiving the new version. Similarly, we would expect that product inventory held by our distributors and resellers would increase following the successful introduction of new or upgraded products, as these resellers stock the new version in anticipation of demand. In assessing the appropriateness of product inventory levels held by our resellers and the impact on potential product returns, we may limit sales to our distributors and resellers in order to maintain inventory levels deemed by management to be appropriate. We generally estimate and provide product returns reserves based on the anticipated level of returns and the criteria noted above. Accordingly, actual product returns may differ from our estimates and may have a material adverse effect on our revenues and consolidated results of operations in future periods due to factors including, but not limited to, market conditions and product release cycles.

We recently announced the release of the new version of our Intellisync synchronization software. As a result, our current reserve for product returns reflects an additional return reserve of approximately $580,000 in anticipation of returns of prior versions of the product from various distributors and resellers.

•	Valuation of intangibles, investments and other long-lived assets.

We have accumulated a significant amount of goodwill, other intangible assets, long-term investments and other long-lived assets as a result of our investments and acquisitions in prior years.

Goodwill represents the excess of the purchase price of acquired businesses over the fair value of the identifiable net assets acquired and, effective August 1, 2002, is tested for impairment at least annually and written down only when impaired. Identifiable intangible assets result from the application of the purchase method of accounting for our acquisitions. Identifiable intangible assets as of October 31, 2002, were composed of our remaining unamortized developed and core technology. Acquired developed and core technology is amortized over the period of benefit, generally three years.

The ongoing evaluation for impairment of certain identifiable intangibles, investments and long-lived assets requires significant management estimation and judgment. We evaluate the carrying value of these assets for impairment, when events and circumstances indicate that the carrying amount of the underlying asset may not be recoverable. In addition, Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” requires us to test goodwill annually beginning in fiscal 2003 using a two-step process. The first step is to identify a potential impairment. The second step measures the amount of the impairment loss, if any. Intangible assets with indefinite lives will be tested for impairment using a one-step process that compares the fair value to the carrying amount of the asset. Changes in the manner of use of the acquired assets, changes in overall business strategy, negative industry or economic trends, and decline in stock price and market capitalization may trigger an impairment review for certain intangibles. Poor operating results of underlying investments or adverse changes in market conditions may result in losses or an inability to recover the carrying value of investments. Changes in market value of the assets, physical changes and continuing operating or cash-flow losses associated with assets used to generate revenue may suggest problems of recoverability for certain long-lived assets. Whenever the evaluation demonstrates that the carrying amount of an intangible, investment or any other long-lived asset is not recoverable, an impairment charge may be required.

As of October 31, 2002, our goodwill and other intangibles amounted to $2,731,000 and $416,000, net of accumulated amortization, respectively, and our long-term investments were $2,400,000. We ceased to amortize our existing goodwill upon our adoption of SFAS No. 142 in the beginning of fiscal 2003. We expect to complete the amortization of other existing intangibles with a total charge of $416,000 for the remainder of fiscal 2003. However, to the extent we do not generate sufficient cash flows to recover the net amount of any investment in goodwill, intangibles and other long-lived assets recorded, the investment could be considered impaired and subject to earlier write-off. Also, with the recent high volatility of our stock price and other factors affecting our industry, the application of the methodology within SFAS No. 142 may result in the write-off of a portion or the full amount of our goodwill.

Also refer to further discussion on our adoption of SFAS No. 142 set forth below under the caption “Recently Issued Accounting Pronouncements.”

•	Restructuring accruals

During fiscal 2002 and 2001, we implemented cost-reduction plans as part of our continued effort to streamline our operations to reduce ongoing operating expenses. These plans resulted in restructuring charges related to, among others, the consolidation of excess facilities. These charges relate to facilities and portions of facilities we no longer utilize and either seek to terminate the related leases early or sublease. Lease termination costs for the abandoned facilities were estimated for the remaining lease obligations and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which can be achieved using market trend information analyses provided by a commercial real estate brokerage retained by us. Each reporting period we review these estimates and to the extent that these assumptions change due to continued negotiations with landlords or changes in the market, the ultimate restructuring expenses for these abandoned facilities could vary by material amounts.

•	Loss contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued in accordance with SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to the issuance of our financial statements indicates that it is probable that a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires us to use our judgment. While we believe that our accruals for such matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, our results of operations may be over or understated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

•	License and service revenue recognition

Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collectibility is probable. Arrangements for which the fees are not deemed probable of collection are recognized upon cash collection. Arrangements for which the fees are not deemed fixed or determinable are recognized in the period they become due. If we were to assess the collectibility of fees differently, the timing and amount of our revenue recognition might differ substantially from previously estimated or reported.

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

License and service revenue associated with contracts that involve significant implementation or customization of services, which are essential to the functionality of the software, is recognized over the period of each engagement primarily using the percentage-of-completion method. Labor hours incurred is generally used as the measure of progress towards completion as prescribed by SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts.” Revenue for these arrangements is classified as license revenue and service revenue based upon estimates of fair value of each element, and the revenue is recognized based on the percentage-of-completion ratio for the arrangement. Recognized revenue is subject to revisions as the engagement progresses to completion. Revisions in estimates or estimated losses on engagements are made in the period in which the loss becomes probable and can be reasonably estimated. Considerable judgment, such as the scope of work and reliance on the customer or other vendors to fulfill some tasks, may be required in determining estimates to complete an engagement. If we were to make different judgments or utilize different estimates of the total amount of work required to complete the engagement, the timing of our revenue recognition from period to period, as well as the related margins, might differ substantially from that previously estimated or reported. We consider a project completed at the go-live date. When we sell additional licenses, we recognize revenue after the go-live date if the products or seats have been delivered and no remaining obligations exist.

Currently, the Emerging Issues Task Force (EITF) is working to reach a final consensus regarding Issue No. 00-21, “Accounting for Multiple-Element Revenue Arrangements.” Issues being addressed by an EITF working group include determining when elements of multiple-element arrangements should be evaluated separately and allocating consideration to the individual elements. We are closely monitoring the EITF’s discussions on this issue. We do not anticipate changes in our historical accounting policies; however, there can be no assurance that final consensuses and guidance ultimately issued by the EITF on this issue will not impact us in the future.

We also have other key accounting policies which we believe either do not generally require us to make estimates and judgments that are as difficult or as subjective, or are less likely to have a material impact on our reported results of operations for a given period.

Also refer to the discussion in Note 1 to Consolidated Financial Statements set forth in Part IV, Item 14, of our Annual Report on Form 10-K under the caption “The Company and a Summary of Its Significant Accounting Policies,” for more information on other significant accounting policies.

Results	of Operations

The following table sets forth items included in the condensed consolidated statements of operations as a percentage of revenue for the periods indicated. Certain prior period amounts were reclassified to conform to the current period’s presentation.

	Three Months Ended October 31,
	2002	2001
Revenue
License	81.1%	82.3%
Services	18.9	17.7

Total revenue	100.0	100.0

Cost and operating expenses:
Cost of revenue	16.4	33.8
Research and development	35.5	61.3
Sales and marketing	52.6	69.6
General and administrative	22.4	18.7
Amortization of goodwill	—	14.6
Amortization of other intangible assets	3.0	7.4

Total cost and operating expenses	129.9	205.4

Operating loss	(29.9)	(105.4)
Other income and expense, net	4.2	6.6

Loss before income taxes	(25.7)	(98.8)
Provision for income taxes	(1.8)	(1.7)

Net loss	(27.5)%	(100.5)%

Revenue. We derive revenue from two primary sources: software licenses and fees for services. Revenue for the three months ended October 31, 2002 was $5,010,000 compared with $6,651,000 for the corresponding period in fiscal 2002. The 25% decrease in revenue resulted mainly from the continued slowdown of the economy and its impact on our customers, many of whom continue to experience low levels of IT spending on products, services and technologies such as those we provide. The decline in our revenue year-over-year also resulted from a general slowdown in sales of Palm OS-based handhelds and other personal digital assistant (PDA) devices. Despite these challenges, the first quarter of fiscal 2003 has been positive for our direct licensing and retail channels as we launched our new server-based product offerings and upgraded version of Intellisync, which have contributed to the 14% quarter-over-quarter increase in our overall revenue, an increase for the first time in seven quarters. In addition, we expect revenue from our retail products to further increase commensurate with the holiday season and, as a result, we expect our overall revenue to moderately increase and our sequential revenue growth to continue in the second quarter of fiscal 2003.

•
License Revenue. License revenue is earned from the sale and use of software products (including our technology licensing components) and royalty agreements with OEMs. License revenue was $4,063,000 in the three months ended October 31, 2002 as compared with $5,472,000 for the same period in fiscal 2002. The 26% decrease in license revenue reflected a decrease in revenue from Intellisync SDK products, legacy personal computers (PC) or notebooks business – Intellisync for Notebooks royalty revenue, Enterprise products (which include both personal and server-based Intellisync and Satellite Forms products) and the recently eliminated online service offerings. However, as mentioned above, sales from our new server-based products and upgraded version of Intellisync have increased license revenue over last quarter by 9%.

Notebook revenue continues to decrease as its revenue stream has matured and as we continue to deemphasize the resources and efforts associated with this revenue segment. Accordingly, we expect that our legacy notebook business revenue in subsequent quarters will decrease to an insignificant amount.

•
Service Revenue. Service revenue is derived from fees for services, including time and materials for professional services, amortization of maintenance contract programs, and, in the prior year, hosting fees. Service revenue in the three months ended October 31, 2002 decreased 20% to $947,000 compared with $1,179,000 for the same period in fiscal 2002. The decrease in service revenue was primarily due to a decrease in professional service revenue associated with our technology licensing partners, many of whom have been affected by a continued weak IT spending environment. Revenue from hosting fees also decreased due to the elimination of our online services. The total decrease in revenue, however, was slightly offset by an increase in amortization of our maintenance contract programs.

OEM revenue of $1,911,000 and $2,677,000 represented 38% and 40% of our revenue, in the three months ended October 31, 2002 and 2001, respectively. OEM revenue decreased primarily due to a decline in revenue from platform licensing of the Intellisync SDKs and Intellisync for Notebooks royalties. The decrease was slightly offset by an increase in revenue from our server-based products. Although several OEM agreements contain contractual minimum purchase obligations, there can be no assurance that any particular OEM will satisfy such obligation. In addition, we believe that the percentage of revenue derived from OEMs may fluctuate in future periods since the use of distribution channels in the United States and internationally for our existing and future products is subject to change, causing our OEM revenue to sometimes be difficult to forecast. Further, we expect the notebook-related OEM portion of this revenue to continue to decrease to an insignificant amount in absolute terms and as a percentage of our overall revenue in subsequent quarters.

International revenue continues to represent a significant portion of our revenue. International revenue in the three months ended October 31, 2002 was $1,620,000, or 32% of total revenue, compared with $2,298,000 or 35% of total revenue for the same period in fiscal 2002. The year-over-year decrease in our international revenue continues to reflect the overall global slowdown in technology spending. However, we are beginning to see signs of improvement in our international operations, as reflected in 18% quarter-over-quarter international revenue growth. International revenue may be subject to certain risks not normally encountered in operations in the United States, including exposure to tariffs, various trade regulations, fluctuations in currency exchange rates, as well as international software piracy. We believe that continued growth would require further expansion in international markets. We have utilized and may continue to utilize substantial resources to expand existing and establish additional international operations in the future. Also, refer to other relevant risks and uncertainties associated with international revenue and software piracy set forth below under the caption “Factors That May Affect Future Operating Results.”

Products sold through Ingram Micro US, a distributor, accounted for 12% and 15% of our total revenue in the three months ended October 31, 2002 and 2001, respectively. No other distributors or resellers accounted for more than 10% of total revenue during these periods. In accordance with our revenue recognition policy, the revenue from our distributors and resellers represents revenue recognized at the time our products were sold to end-user customers. No end-user customers, direct or through distributors and resellers, accounted for more than 10% of total revenue during the same periods.

Deferred revenue remained relatively flat at $2,716,000 as of October 31, 2002, compared with $2,678,000 at July 31, 2002. Deferred revenue results from the billing and collection of fees from our customers for the purchase of license agreements and maintenance services for which we have not yet recognized revenue. We will recognize the respective revenue after meeting the terms and conditions detailed in our revenue recognition policy.

Cost of Revenue. Cost of revenue consists of license costs and service costs. License costs comprise product-packaging expenses such as product media and duplication, manuals, packing supplies, and shipping costs. Service costs comprise personnel-related expenses such as salaries and other related costs associated with work performed under professional service contracts, non-recurring engineering agreements and post-sales customer support costs. Also included in prior year costs were hosting expenses for online services associated with technology licensing partners and end users, such as those related to bandwidth for hosting, tape backup, security and storage, third-party fees and internal personnel costs associated with logistics and operational support of the hosting services and depreciation of computer equipment associated with the hosting service. Service costs can be expected to vary significantly from period to period depending on the mix of services we provide.

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

Cost of revenue in the three months ended October 31, 2002 was $824,000, or 16% of revenue, compared with $2,250,000, or 34% of revenue, for the same period in fiscal 2002. The decrease in cost of revenue in absolute dollars and as a percentage of revenue was partly due to reduced online service costs associated with the online service offerings that were discontinued in the fourth quarter of fiscal 2002. Professional services costs also decreased mainly as a result of workforce reductions we implemented in fiscal 2002. The remaining decrease in cost of revenue resulted from reduced variable packaged product costs associated with reduced license volumes.

We expect our gross profit margin percentage in the second quarter of fiscal 2003 to remain relatively flat or slightly increase compared with 84% in the first quarter of fiscal 2003, or to considerably increase compared with 67% in the second quarter of fiscal 2002. This is primarily driven by our expectation for different margin characteristics within and between license and service revenues as well as the expected mix between product and channels. In addition, benefits from our discontinued online service operations and recent restructurings on our fixed cost elements are expected to continue over the next quarter.

Research and Development. Research and development expenses consist primarily of salaries and other related costs for research and development personnel, quality assurance personnel, product localization, fees to outside contractors and the cost of facilities and depreciation of capital equipment. We invest in research and development both for new products and to provide continuing enhancements to existing products. Our research and development efforts are currently focused on extending our core synchronization technology to increase scalability and extensibility, support next generation wireless technology and device platforms, and create a common technology platform to support our enterprise, licensing and retail product offerings. Research and development expenses decreased by 56% to $1,781,000 in the three months ended October 31, 2002 from $4,075,000 for the same period in fiscal 2002. Research and development represented approximately 35% and 61% of total revenue in the three months ended October 31, 2002 and 2001, respectively. The decrease in research and development spending in absolute dollars and as a percentage of revenue was due to realization of a full quarter’s benefit from the engineering workforce reduction and consolidation of engineering facilities, as well as elimination of online service operations, implemented in the last two quarters of fiscal 2002. This benefit in turn resulted in a decrease in personnel-related costs and other costs, offset by contract costs associated with ramping up our international development resources. Research and development expenses are expected to remain relatively flat for the next few quarters as a result of continued benefit from recent restructuring initiatives.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, promotional expenses and other related costs relating to sales and marketing employees, as well as to technical support personnel associated with pre-sales activities such as building brand awareness, performing product and technical presentations and answering customers’ product and service inquiries. Sales and marketing expenses decreased by 43% to $2,634,000 in the three months ended October 31, 2002 from $4,631,000 for the same period in fiscal 2002. Sales and marketing expenses represented approximately 53% and 70% of total revenues in the three months ended October 31, 2002 and 2001, respectively. Sales and marketing expenses decreased in absolute dollars and as a percentage of revenue due to a reduction in salaries and other personnel-related costs as a result of headcount reductions effected by restructuring programs in fiscal 2002, and a reduction in corporate marketing resources, corporate branding initiatives and other related costs as a result of lower planned spending. Sales and marketing expenses over the next few quarters are expected to slightly increase as we attempt to establish strategic relationships with our existing and prospective enterprise customers, as well as to increase marketing program spending commensurate with the holiday season. The expected increase also reflects our current plan of strengthening and building our sales and marketing team.

General and Administrative. General and administrative expenses consist primarily of salaries and other related costs relating to administrative, executive and financial personnel and outside professional fees. General and administrative expenses decreased by 10% to $1,121,000 in the three months ended October 31, 2002 from $1,248,000 for the same period in fiscal 2002. General and administrative expenses represented approximately 22% and 19% of total revenues in the three months ended October 31, 2002 and 2001, respectively. The decrease in absolute general and administrative spending was due to a reduction in salaries and other personnel-related costs as a result of headcount reductions effected by restructuring programs in fiscal 2002. This decrease was slightly offset by an increase in other costs mainly associated with our patent infringement lawsuit. General and administrative expenses, however, increased as a percentage of total revenue due to overall decline in revenue. We expect our general and administrative expenses for the next few quarters to increase due to anticipated legal costs associated with the patent infringement lawsuit.

Amortization of Goodwill and Other Intangible Assets. SFAS No. 142, “Goodwill and Other Intangible Assets,” established new guidance on how to account for goodwill and other intangible assets. Among other things, it requires that goodwill and certain other intangible assets no longer be amortized and be tested for impairment at least annually and written down only when impaired. SFAS No. 142 also requires other intangible assets such as acquired workforce-in-place that do not meet the criteria for recognition apart from goodwill be reclassified to goodwill. We adopted SFAS No. 142 effective August 1, 2002. Accordingly, upon adoption of the new standard, we ceased amortizing our existing goodwill. For the first quarter of prior fiscal year, total amortization of goodwill and acquired workforce-in-place amounted to $972,000.

The amortization of other intangible assets, excluding that of acquired workforce-in-place, amounted to $149,000 and $488,000 for the three months ended October 31, 2002 and 2001, respectively. We expect total amortization expense to be $416,000 for the remainder of fiscal 2003, at which time all other intangible assets will be fully amortized, based on acquisitions completed as of October 31, 2002.

Refer to further discussion on goodwill and other intangible assets set forth below under the caption “Recently Issued Accounting Pronouncements.”

Non-Cash Stock Compensation. Non-cash stock compensation, included in each appropriate operating expense category of our condensed consolidated statements of operations, relates to stock options that were deemed to have been granted at a price below market value, as well as to certain options that are subject to variable plan accounting. The non-cash stock compensation expense for the three months ended October 31, 2002 of $62,000 relates to options granted by NetMind Technologies, Inc. (NetMind) prior to our acquisition of NetMind. These charges are amortized over the vesting period of the options through September 2003. The non-cash stock compensation expense for the three months ended October 31, 2001 of $364,000 relates to NetMind options, as well as to certain stock options accounted for using variable accounting. The amount of stock compensation of $268,000 relating to variable plan options was later reversed in fiscal 2002 due to a lower closing price of our common stock at July 31, 2002, compared with that at October 31, 2001. Based on the stock price of Pumatech’s common stock at October 31, 2002 of $0.33, the aggregate non-cash stock compensation is expected to be $149,000 for the remainder of fiscal 2003 and $11,000 for fiscal 2004. However, if the stock prices remain above $0.59, the Company will incur additional stock-based compensation expense.

Also refer to the discussion in Note 11 to Consolidated Financial Statements set forth in Part IV, Item 14, of our Annual Report on Form 10-K under the caption “Deferred Stock Compensation,” for more details on variable plan options and assumptions underlying our forecasts with respect to non-cash stock compensation.

Other Income and Expense, Net. Other income and expense, net, represents interest earned on cash and short-term investments and realized gains on miscellaneous investments, offset by interest expense on debt and miscellaneous bank fees and charges. Other income, net, was $211,000 and $441,000 in the three months ended October 31, 2002 and 2001, respectively. The decrease in other income, net, reflects a decrease in the rate of interest on reduced balances of cash and investments. We expect this trend to continue in the next few quarters as higher-yielding investments mature and proceeds are reinvested in lower-yielding securities. The expected decrease also reflects further decline in cash balance as a result of ongoing operational requirements.

Provision for Income Taxes. The provision for income taxes primarily represents foreign withholding taxes on royalties earned from certain foreign customers and, to a lesser extent, estimated taxes for foreign subsidiaries. The provision for income taxes was $88,000 and $111,000 in the three months ended October 31, 2002 and 2001, respectively. We expect the provision for income taxes to moderately increase in the next quarter reflecting an expected slight growth in revenue from Japan and the related foreign tax withholdings.

Restructuring and Other Accruals

Restructuring Accrual. During fiscal 2002, 2001 and 1999, we implemented a number of cost-reduction plans aimed at reducing costs that were not integral to our overall strategy and to better align our expense levels with current revenue levels and ensure conservative spending during periods of economic uncertainty. These initiatives included a reduction in workforce and facilities consolidation.

Of the resulting restructuring charge and subsequent adjustments, if any, totaling $5,338,000, $1,417,000 and $464,000 in fiscal 2002, 2001 and 1999, respectively, $2,697,000 remained unpaid as of October 31, 2002. This amount, related to the net lease expense due to the consolidation of excess facilities, will be paid over the respective lease terms through May 2006 using cash from operations.

The following table sets forth the activity in the restructuring accrual account for the three months ended October 31, 2002 (in thousands):

	Workforce Reduction	Consolidation of Excess Facilities	Total
Balance at July 31, 2002	$43	$3,076	$3,119
Cash payments	(43)	(379)	(422)

Balance at October 31, 2002	$—	$2,697	$2,697

The current and the long-term portions of the underlying accrual of $1,361,000 and $1,336,000 are classified as “Accrued Liabilities” and “Other Liabilities”, respectively, in the condensed consolidated balance sheet as of October 31, 2002.

The remaining lease payments on all the excess facilities as of October 31, 2002, was approximately $3,573,000, net of proceeds from outstanding sublease agreements. We further reduced the total costs of excess facilities by the estimated proceeds from assumed future subleases. If the actual results differ from our estimates and assumptions, we may be required to adjust the facilities costs accrual related to expected losses on subleases, including recording additional losses. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

Separation Costs Accrual. In fiscal 2002, we recorded accruals of approximately $257,000 related to separation agreements with our former president and chief executive officer and former executive vice president of sales and business development. In accordance with the agreements, the accrued amounts are being paid over the 6-month period following the officers’ termination. Approximately $179,000 was paid in cash during the three-month period ended October 31, 2002. The unpaid balance, classified as “Accrued Liabilities” in the condensed consolidated balance sheet as of October 31, 2002, was approximately $40,000.

Recently Issued Accounting Pronouncements

Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 141 did not have a material effect on our financial statements but will impact the accounting treatment of future acquisitions.

SFAS No. 142 established new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets no longer be amortized and be tested for impairment at least annually and written down only when impaired. SFAS No. 142 also requires that other intangible assets such as acquired workforce-in-place that do not meet the criteria for recognition apart from goodwill be reclassified. We adopted SFAS No. 142 effective August 1, 2002. Accordingly, upon adoption of the new standard, we ceased to amortize our existing goodwill.

The following table provides a summary of the carrying amount of goodwill and includes amounts originally allocated to acquired workforce-in-place (in thousands):

Balance as of July 31, 2002	$2,731
Acquired workforce-in-place reclassified to goodwill, net(1)	—

Balance as of October 31, 2002	$2,731

(1) The acquired workforce-in-place total gross amount of $2,212,000 was fully amortized as of July 31, 2002.

SFAS No. 142 also requires that we perform a transitional assessment of whether there is an indication that our goodwill is impaired as of the date of adoption. The impairment review involves a two-step process as follows:

Step 1 – we will compare the fair value of our reporting unit to the carrying value, including goodwill of the unit. If the unit’s carrying value, including goodwill, exceeds its fair value, we will move on to step 2. If the unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step 2 – we will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit’s goodwill. We will then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

Any impairment loss (measured as of the beginning of fiscal 2003) on the goodwill will be recognized as the cumulative effect of a change in accounting principle no later than July 31, 2003, the end of fiscal 2003. We will complete the impairment test during the second quarter of fiscal 2003. With the recent high volatility of our stock price and various factors affecting our industry, the application of the methodology within SFAS No. 142 may result in the write-off of a portion or full amount of our remaining goodwill.

We will also continue to amortize our other intangible assets and are required to review such assets for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” reassess their useful lives and make any necessary adjustments.

Other intangible assets consist of the following (in thousands):

	October 31, 2002	July 31, 2002
Developed and core technology	$5,917	$5,917
Existing contracts	200	200

	6,117	6,117
Less: Accumulated amortization	(5,701)	(5,552)

Other intangible assets, net	$416	$565

The amortization of other intangible assets, excluding that of acquired workforce-in-place, amounted to $149,000 and $488,000 for the three months ended October 31, 2002 and 2001, respectively. Except for developed and core technology, all other intangible assets were fully amortized as of October 31, 2002. Amortization of developed and core technology is computed over the period of benefit, generally three years. We expect total amortization expense to be $565,000 for fiscal 2003, at which time all other intangible assets will be fully amortized, based on acquisitions completed as of October 31, 2002.

Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale. Although the statement retains certain of the requirements of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” it supersedes SFAS No. 121 and Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business.” SFAS No. 144 requires that long-lived assets to be disposed of by sale, including in continued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. We adopted the statement effective August 1, 2002. The adoption did not have a material impact on our financial position or results of operations.

Accounting for Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under the EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS No. 146 during the second quarter of fiscal 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146 or prior to December 31, 2002. The adoption of SFAS No. 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. We believe that this new standard will not have a material effect on our results of operations or financial condition.

Accounting for Multiple-Element Revenue Arrangements

Currently, EITF is working to reach a final consensus regarding Issue No. 00-21, “Accounting for Multiple-Element Revenue Arrangements.” Issues being addressed by an EITF working group include determining when elements of multiple-element arrangements should be evaluated separately and allocating consideration to the individual elements. We are closely monitoring the EITF’s discussions on this issue. We do not anticipate changes in our historical accounting policies; however, there can be no assurance that final consensuses and guidance ultimately issued by the EITF on this issue will not impact us in the future.

Liquidity and Capital Resources

We ended the first quarter of fiscal 2003 with $31,370,000 in cash, cash equivalents and short-term investments. Cash and cash equivalents increased by $1,752,000 during the first quarter of fiscal 2003 to $6,083,000 at October 31, 2002. Short-term investments decreased by $4,813,000 to $25,287,000 during the same period.

Net cash used in operations was $1,426,000 during the three months ended October 31, 2002, compared with $4,434,000 during the same period in fiscal 2002. Operating cash flow in the first quarter of fiscal 2003 comprised $905,000 of net loss, as adjusted for non-cash items and $521,000 of net change in working capital items, compared with $3,920,000 of net loss, as adjusted for non-cash items and $514,000 of net change in working capital items in the first quarter of fiscal 2002. Our negative operating cash flows primarily reflect our net losses resulting generally from the same factors affecting our revenues and expenses as described above. We made significant changes to our operating structure, including the consolidation of facilities and the reduction of our workforce, over the last two quarters of fiscal 2002. We believe that these efforts will continue to control spending and maintain our operating expenses at a level that is in more in line with current revenue levels and align us with our commitment to improve our operating cash flows and overall financial results.

Net cash provided by investing activities of $4,755,000 during the first quarter of fiscal 2003, resulted from $4,803,000 of net sales of short-term investments, partially offset by capital expenditures of $48,000. Net cash used in investing activities of $1,631,000 during the first quarter of fiscal 2002 primarily resulted from a $1,396,000 net purchase of short-term investments and $235,000 capital expenditures.

Net cash used in financing activities of $1,577,000 during the first quarter of fiscal 2003 resulted from a $2,000,000 repayment on borrowings, partially offset by $330,000 of note repayments from stockholders and $93,000 of proceeds from issuances of common stock. Net cash provided by financing activities of $2,124,000 during the first quarter of fiscal 2002 resulted from $2,000,000 drawn from a line of credit and $426,000 of proceeds from issuances of common stock, partially offset by a $302,000 repayment on borrowings.

Related Party Transactions

Our former chief financial officer terminated his employment with Pumatech as of September 2, 2002. Consequently, in accordance with the officer’s outstanding loan agreement, his unpaid loan principal of $235,000 and related interest of 6% per annum, became repayable on the 185th day from his termination date, or on the due date of the loan, whichever is sooner. The repayment of the loan principal and accrued interest will, therefore, be due on March 6, 2003. The underlying principal amount of the loan is classified as “Other Current Assets” in the condensed consolidated balance sheets.

We have a full-recourse loan outstanding to an officer totaling $309,750, exclusive of accrued interest, as of October 31, 2002. The loan carries an interest rate of 4.75% per annum and is payable on June 14, 2008. The due date may be accelerated due to a number of factors including, failure to make payments due under the note or termination of employment. The note is secured by shares of the common stock purchased. The underlying principal amount of the loan is classified as “Other Assets” in the condensed consolidated balance sheets.

In fiscal 2002, we recorded accruals of approximately $257,000 related to separation agreements with our former president and chief executive officer and former executive vice president of sales and business development. In accordance with the agreements, the accrued amounts are being paid over the 6-month period following the officers’ termination. Approximately $179,000 was paid in cash during the first quarter of fiscal 2003. The unpaid balance, classified as “Accrued Liabilities” in the condensed consolidated balance sheet as of October 31, 2002, was approximately $40,000.

The outstanding promissory notes used by certain former officers of Pumatech to purchase shares of our common stock as of July 31, 2002, of $315,000 and $15,000, were fully paid off, together with the accrued interest, in August and September 2002, respectively.

Restricted Cash and Line of Credit

We have restricted cash held by two financial institutions as collateral on letters of credit in connection with our lease of office spaces. At October 31, 2002, the restricted cash amounted to $408,000, of which $56,000 is included in “Other Current Assets.”

We had a loan and security agreement that provided us a $10,000,000 revolving credit line. The outstanding balance of $2,000,000 at July 31, 2002 was fully paid on the date of the agreement’s expiration in September 2002. Currently, we have no plan to renew the line of credit.

Commitments

The following table sets forth future payments due under our lease obligations as of October 31, 2002 (in thousands):

	Operating Leases	Proceeds from Subleases	Future Minimum Lease Payments
Nine months ending July 31, 2003	$2,377	$(737)	$1,640
Fiscal year ending July 31,
2004	2,984	(454)	2,530
2005	2,559	(408)	2,151
2006	1,627	(18)	1,609

	$9,547	$(1,617)	$7,930

We are also committed to invest an additional $1,913,000 in Azure Venture Partners. The total of future actual investments may be less than this amount, depending on future performance of the investee companies. These funds are expected to be paid contractually as requested by the general partners over a period not to exceed the contract term of eight years. We believe that the remainder of the funds will be paid over this fiscal year and the next two.

We believe that our current cash, cash equivalents and short-term investment balances, including cash generated from operations, if any, will be sufficient to meet our working capital and other cash requirements for at least the next 12 months. We expect total capital expenditures for the last three quarters of fiscal 2003 to range between $200,000 and $400,000 principally for various systems upgrades.

In the future, we may seek to raise cash through the issuance of debt or equity securities. There can be no assurance that such financing would be available to us at all, or on terms favorable to us.

Factors That May Affect Future Operating Results

There are many factors that affect our business and the results of our operations, some of which are beyond our control. The following is a description of some of the important factors that may cause the actual results of our operations in future periods to differ materially from those currently expected or desired.

We are exposed to recent unfavorable economic conditions that have resulted in lower revenue in previous quarters and caused us to take various actions to reduce operating expenses. Continued or worsened conditions may result in additional actions to reduce operating expenses.

Our revenue declined sequentially in the six quarters before the first quarter of fiscal 2003, largely as a result of recent unfavorable economic conditions that have caused our customers to delay, decrease or cancel corporate IT spending. We also made adjustments and incurred charges associated with actions we recently implemented aimed at reducing operating expenses. We expect the current economic conditions to continue well into the remainder of fiscal 2003, and there can be no certainty as to the severity or duration of the economic slowdown. To date, various segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdowns and layoffs. Moreover, there is increasing uncertainty in the enterprise software market attributable to many factors, including global economic conditions and strong competitive forces. Our future revenue and results of operations may continue to experience substantial fluctuations from quarter to quarter as a consequence of these factors, and such conditions and other factors affecting capital spending may continue to affect the timing of purchase or service orders from our current and potential customers. As a result, continued economic slowdowns in general may require us to take additional cost-reduction measures that could have a material adverse effect on our business, operating results or financial condition.

Recent threats of terrorism and resulting military and other actions could adversely affect our business.

Threats of further terrorism since the September 11 terrorist incident in the United States continue to shake consumer confidence. The United States, consequently, continues to actively use military force to pursue those behind these attacks and implement broader actions against global terrorism. The continued threat of terrorism throughout the world, the escalation of military action, and heightened security measures in response to such threats may cause further disruption to the global economy, including widespread recession. To the extent that such disruptions result in a continued general decrease in consumer spending and demand for our products and services, our inability to effectively market our products, or financial or operational difficulties for various vendors on whom we rely for certain integral services used to support our operations, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, results of operations or financial condition.

We have experienced losses and may not achieve sustained profitability in the future. And as we implement our plan to reduce operating expenses, we may fail to support our operations, which could reduce demand for our products and services and materially adversely affect our results of operations.

We have experienced losses of $1.4 million and $6.7 million for the first quarter of fiscal 2003 and 2002, respectively, and $34.5 million and $41.8 million for fiscal 2002 and 2001, respectively. We may not be able to attain or sustain consistent future revenue growth on a quarterly or annual basis, or achieve and maintain consistent profitability on a quarterly or annual basis. An investor in our common stock should accordingly consider the risks, expenses and difficulties that companies frequently encounter in the new and rapidly evolving market for wireless and mobile computing products and services. These risks to us include:

•	our evolving business model;

•	our need and ability to manage growth; and

•	rapid evolution of technology.

To address these risks and uncertainties, we must take several steps, including:

•	creating and maintaining strategic relationships;
•
•	expanding sales and marketing activities;
•
•	integrating existing and acquired technologies;
•
•	expanding our customer base and retaining key clients;
•
•	introducing and expanding new services;
•
•	competing in a highly competitive market; and
•
•	attracting, retaining and motivating key employees.

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

There can be no assurance that we will generate sufficient revenue to meet expenses or to operate profitably in the future. Our losses today and the risk of future losses present significant risks to our stockholders. If we cannot achieve profitability or positive cash flows from operating activities, we may be unable to meet our working capital and other payment obligations, which would have a material adverse effect on our business, financial condition and results of operations and the price of our common stock.

Our restructurings could result in customer and employee uncertainty and management distractions.

We have undergone a number of restructurings in fiscal 2002, 2001 and 1999 involving, among other things, a substantial reduction in our worldwide workforce. These reductions could result in customers or prospective customers deciding to delay or not purchase our products and services due to perceived uncertainty caused by the restructurings. There can be no assurance that we will not reduce or otherwise adjust our workforce again in the future or that the related transition issues associated with such reductions will not adversely affect our operations or customer perceptions in the future. This uncertainty could result in a lack of focus and reduced productivity by our remaining employees, including those directly responsible for revenue generation, which in turn may affect our revenue in the future. In addition, employees directly affected by the reductions may seek future employment with our business partners, customers, or even our competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, there can be no assurances that the confidential nature of our proprietary information will be maintained in the course of such future employment.

The integration of key new employees and officers into our management team may interfere with our operations.

We recently hired a new chief executive officer, a new senior vice president of sales and marketing, and a new vice president of product management, and may, in the future, hire a number of key employees to both the executive management team and professional services group, research and development, administrative and sales and marketing groups. To integrate into our company, new executives and employees must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties. Accordingly, the integration of new personnel may result in some disruption to our ongoing operations. If we fail to complete this integration in an efficient manner, our business and financial results will suffer.

We depend on strategic relationships and business alliances with our international software development partners.

We recently established a global software development program to assist us in the implementation of custom software and other technology applications. The program calls for shifting the composition of our engineering team to include several international software development partners, such as Romania-based Softvision, Inc. and others. The success of our future development efforts will depend on our ability to maintain strategic relationships with these international partners. Our business relationships often consist of cooperative engineering programs, joint business seminars and cooperation in product development. Many of these relationships may not be contractual and may depend on the continued voluntary cooperation of each party with us. Divergence in strategy or change in focus by any of our partners may interfere with our ability to develop and support our products, which in turn could harm our business. Further, if our partners enter into strategic alliances with other companies, they could reduce their support of our products. Our existing relationships may be jeopardized if we enter into alliances with competitors of our strategic partners. One or more of our partners may use the information they gain from their relationship with us to develop competing products. In addition, our operations could be adversely affected if any of these international partners is affected by volatile economic, political or military conditions in its country or by various restrictions imposed by its country regarding the transfer of technology, the mobile computing industry and business in general.

W e are exposed to the risk of product returns and rotations from our distributors and value-added resellers, which are estimated and recorded by us as a reduction in sales.

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

Pursuant to the recent termination of our online operations and other cost reduction initiatives, we attempted to negotiate termination of certain preexisting contracts with customers and vendors. We may not be able to avoid or limit liability for disputes that may arise in our negotiations. If a claim against us for failure to meet contractual commitments were to be successfully pursued, we may be required to incur significant expenses and pay substantial damages.

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

For instance, Navisite, Inc., a company that formerly provided certain web site hosting and related services to Pumatech alleges that we improperly terminated an agreement and are thereby indebted to Navisite. We are vigorously contesting the lawsuit, which is currently in discovery. However, there can be no assurance that we will be successful in asserting our position. Although we have established a loss contingency reserve we believe to be adequate for this purpose, if disputes regarding reimbursable amounts cannot be resolved favorably, we may incur significant costs, including the payment of the disputed amounts, which could have adversely have a material adverse effect on our results of operations in the period in which the litigation is resolved.

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

Recently, companies experiencing high volatility or significant drops in their stock prices have faced securities class action lawsuits when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock when such stock declines. If any of our stockholders brought such a lawsuit against us, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management. Further, any settlement of such a lawsuit could adversely affect us.

Our investment in goodwill and intangibles resulting from our acquisitions could become impaired.

As of October 31, 2002, our goodwill and other intangibles amounted to $3.1 million, net of accumulated amortization. We ceased to amortize our existing goodwill upon our adoption of SFAS No. 142 in the beginning of fiscal 2003. We expect to complete the amortization of other existing intangibles with a total charge of approximately $0.4 million for the nine months ending July 31, 2003. However, to the extent we do not generate sufficient cash flows to recover the net amount of any investment in intangibles recorded, the investment could be considered impaired and subject to earlier write-off. Also, with the recent high volatility of our stock price and other factors affecting our industry, the application of the methodology within SFAS No. 142 may result in the write-off of a portion or full amount of our goodwill. Such impairments of goodwill or other intangible assets could have a negative impact on our results of operations in any given period.

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

Our common stock is listed on the Nasdaq National Market. In order to maintain our listing on the Nasdaq National Market, we must meet minimum financial and other requirements. If our stock price fails to close at $1.00 or higher for 30 consecutive days, Nasdaq may determine that we are not in compliance with its listing requirements and commence proceedings to have our stock delisted from the National Market. Other reasons for possible delisting include failure to maintain a minimum amount of stockholders’ equity, and failure to file various reports with the Securities and Exchange Commission (SEC) in a timely fashion, as well as other requirements. There are also circumstances where Nasdaq may exercise broad discretionary authority for continued inclusion. If our common stock were delisted from the Nasdaq National Market for any reason, it could materially reduce the value of our common stock and its liquidity.

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

Our stock price could deteriorate and we cannot make any guarantees regarding our stock price, overall market conditions or continued listing on the Nasdaq National Market. There can be no assurance that an active trading market will be sustained in the future.

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

The success of our business will continue to depend upon certain key technical and senior management personnel, including our new chief executive officer, Woodson Hobbs, new senior vice president of sales and marketing, Clyde Foster, new vice president of product management, Pam Deziel, vice president of engineering, John Stossel, and chief accounting officer, J. Keith Kitchen, many of whom would be extremely difficult to replace. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our existing key managerial, technical, or sales and marketing personnel. The loss of these officers and other or key employees in the future might adversely affect our business and impede the achievement of our business objectives.

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

Historically, we have derived a portion of our revenues from small and early-stage companies. Recently, due to general economic slowdowns, many of these companies have reduced their IT spending or ceased their investment in products, services and technologies such as those we provide. Many similarly situated customers and potential customers continue to experience difficulty in their capital-raising activities and may not be able to continue operations. As a result of such failures, any decrease in the demand for our products and services could adversely affect our operating results and financial condition. The composition of our customer base exposes us to additional risks, including longer payment cycles and collection problems. In addition, the general economic slowdown has affected all of our customers and potential customers. Many companies have delayed IT spending and may continue to do so for the foreseeable future. Such continued delays would materially and adversely affect our business, results of operations and financial condition.

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

The market for our services is characterized by rapidly changing technology, evolving industry standards and frequent new service introductions. Our future success will depend to a substantial degree on our ability to offer services that incorporate leading technology, address the increasingly sophisticated and varied needs of our current and prospective customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. One should be aware that:

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

Many of our customers have been successful in implementing our various technology initiatives without further provision of technical service. However, we believe that building strong relationships with our customers, as well as future growth in our product sales, depends on our ability to provide our customers with professional services, including customer support, training, consulting and initial implementation and deployment of our products when necessary. We have developed an in-house professional services group and utilize a number of international software development partners with a workforce that can perform these tasks and that also educates third-party systems integrators in the use of our products so that they can provide these services to our customers. If we are unable to develop sufficient relationships with third-party systems integrators and other customers, unable to complete product implementations in a timely manner, and unable to provide customers with satisfactory and quality support, consulting, maintenance and other services, we could face customer dissatisfaction, damage to our reputation, decreased overall demand for our products and loss of revenue.

We are dependent on our international operations for a significant portion of our revenues.

International revenue, primarily from customers based in Japan and Europe, accounted for 32% and 35% of our revenue in the first quarter of fiscal 2003 and 2002, respectively, and 31% and 26% of our revenue in fiscal 2002 and 2001, respectively. In the future, we may further expand our international presence. As we continue to expand internationally, we are increasingly subject to risks of doing business internationally, including:

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

The expansion and development of our business may require additional capital in the future to fund our operating losses, working capital needs and capital expenditures. Historically we have relied on the capital markets, including private placements, to raise money for our working capital and capital expenditure needs. The capital markets are very volatile and we may not be able to obtain future equity or debt financing in the future on satisfactory terms or at all. The possible delisting of our shares from the Nasdaq National Market could increase the difficulty we would have in obtaining additional equity or debt financing. Our failure to generate sufficient cash flow from sales of products and services or to raise sufficient funds may require us to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities. Our inability to obtain additional capital on satisfactory terms may delay or prevent the expansion of our business, which could cause our business, operating results and financial condition to suffer.

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

To date, the majority of our customers have paid for our products and services in United States dollars. For the first quarter of fiscal 2003 and 2002, and fiscal years 2002 and 2001, costs denominated in foreign currencies were nominal and we had minimal foreign currency losses during those periods. However, we believe that in the future an increasing portion of our costs will be denominated in foreign currencies as we increase operations in Europe and open offices in other countries. Fluctuations in the value of the Yen, Euro or other foreign currencies may cause our business and prospects to suffer. We will also be exposed to increased risk of non-payment by our customers in foreign countries, especially those with highly inflationary economies. We currently do not engage in foreign exchange hedging activities and, although we have not yet experienced any material losses due to foreign currency fluctuation, our international revenues are currently subject to the risks of foreign currency fluctuations, and such risks will increase as our international revenues increase.

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

Interest Rate Risk

At October 31, 2002, we had an investment portfolio of mostly fixed income securities, including those classified as cash equivalents and securities available-for-sale, of $30,800,000. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of October 31, 2002, the decline of the fair value of the portfolio would be immaterial. Other than certain government securities, a majority of our fixed income investments have maturities of less than one year. We attempt to mitigate risk by holding our fixed income investments until maturity to avoid recognizing an adverse impact in income or cash flows in the event of an increase in market interest rates, but an increase in our liquidity needs may require us to sell fixed rate securities prior to maturity.

The table below presents the carrying value, which approximates fair value, and related weighted average coupon interest rates for our investment portfolio at October 31, 2002 (in thousands, except interest rates).

	Carrying Amount	Average Coupon Interest Rate
Cash equivalents	$5,605	1.6%
Short-term investments:
Due within one year or less	9,097	4.4%
Due after one year through two years	7,824	4.2%
Other investments	8,274	2.4%

Total short-term investments	25,195	3.7%

Total portfolio	$30,800	3.3%

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

Other Investment Risk

We are a limited partner in a venture capital fund, through which we invest in equity instruments of privately-held companies for business and strategic purposes. Our investment in this venture capital fund is included in other assets and is accounted for under the cost method as our ownership is less than 3% and we do not have the ability to exercise significant influence over operations. At October 31, 2002, this investment amounted to $2,422,000. For such investment, we regularly review the operating performance of the fund in assessing the carrying value. We identify and record an impairment loss when events and circumstances indicate that such asset might be impaired.

We are also committed to invest an additional $1,913,000 in the venture capital fund. The total of future actual investments may be less than this amount, depending on future performance of the investee companies. These funds are expected to be paid contractually as requested by the general partners over a period not to exceed the contract term of eight years. We believe that the remainder of the funds will be paid over this fiscal year and the next two.

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

Item 4.    Controls And Procedures

Evaluation of disclosure controls and procedures.

Based on their evaluation as of a date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, Pumatech’s principal executive officer and principal financial officer have concluded that Pumatech’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by Pumatech in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls.

There were no significant changes in Pumatech’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PUMATECH, INC.

PART II—OTHER INFORMATION

Item 1.    Legal proceedings – Not Applicable

Item 2.    Changes in securities and use of proceeds – Not Applicable

Item 3.    Defaults upon senior securities – Not Applicable

Item 4.    Submission of matters to a vote of security holders – Not Applicable

Item 5.    Other information – Not Applicable

Item 6.    Exhibits and reports on Form 8-K

(a)    Exhibits

10.1* Distribution Agreement dated as of July 14, 1997, by and between Ingram Micro, Inc. and Puma Technology, Inc. and Addendum thereto dated January 30, 2001.

* Confidential treatment has been requested for portions of this exhibit.

(b)    Reports on Form 8-K

Report on Form 8-K dated August 5, 2002 reporting resignation of Stephen Nicol as executive vice president of sales of the Company.

Report on Form 8-K dated August 29, 2002 reporting results for the quarter ended July 31, 2002, and recent changes to the Company’s management team and board of directors, including resignation of Kelly Hicks as vice president of operations and chief financial officer, Andre Sant’Anna as vice president of products, and Stephen Nicol as a member of the Company’s board of directors. Further, the report announced the promotion of Keith Kitchen as vice president of finance and administration and chief accounting officer.

Report on Form 8-K dated September 16, 2002 reporting receipt of the delisting notification letter from Nasdaq National Market dated September 10, 2002. The letter stated that the Company failed to meet minimum $1.00 bid price requirement of Nasdaq Marketplace Rule 4450(a)(5). The Company further reported on the report that it appealed the Nasdaq decision, and the delisting was delayed pending a hearing before the Nasdaq Qualifications panel.

Report on Form 8-K dated September 26, 2002 reporting resignation of Bradley A. Rowe and M. Bruce Nakao from the Company’s board of directors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PUMATECH, INC. (Registrant)

Date: December 16, 2002	By:	/S/ J. KEITH KITCHEN
J. KEITH KITCHEN
Vice President of Finance and Administration and Chief Accounting Officer (Principal Financial and Accounting Officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Woodson Hobbs, President and Chief Executive Officer of Pumatech, Inc., certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Pumatech, Inc. (the “Registrant”);

2.
Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent function):

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

6.
The Registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:    December 16, 2002

/S/ WOODSON HOBBS
Woodson Hobbs President and Chief Executive Officer

CHIEF ACCOUNTING OFFICER CERTIFICATION

I, J. Keith Kitchen, Vice President of Finance and Administration and Chief Accounting Officer of Pumatech, Inc., certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Pumatech, Inc. (the “Registrant”);

2.
Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.
Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent function):

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

6.
The Registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:    December 16, 2002

/S/ J. KEITH KITCHEN
J. Keith Kitchen Vice President of Finance and Administration and Chief Accounting Officer