Form 10-Q
period 2003-01-31
PUMATECH INC
filed 2003-03-05
CIK 1020716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-21709

PUMATECH, INC.

(Exact name of Registrant as specified in its charter)

Delaware	77-0349154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2550 North First Street, San Jose, California 95131

(Address of principal executive office and zip code)

(408) 321-7650

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 3, 2003:  46,770,138

PUMATECH, INC.

10-Q REPORT

PUMATECH, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	January 31, 2003	July 31, 2002
Assets
Current assets:
Cash and cash equivalents	$6,058	$4,331
Short-term investments	23,989	30,100
Accounts receivable, net of allowance for doubtful accounts of $450 and $725	4,487	3,009
Inventories, net	64	76
Other current assets	1,013	1,020

Total current assets	35,611	38,536
Property and equipment, net	1,377	2,037
Goodwill, net	2,731	2,731
Other intangible assets, net	270	565
Restricted cash	352	352
Other assets	3,071	3,091

Total assets	$43,412	$47,312

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,292	$995
Accrued liabilities	4,320	4,764
Current portion of borrowings	—	2,000
Deferred revenue	2,595	2,678

Total current liabilities	8,207	10,437
Other liabilities	1,432	1,991

Total liabilities	9,639	12,428

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; none issued and outstanding at January 31, 2003 and July 31, 2002	—	—
Common stock, $0.001 par value; 80,000 shares authorized; 46,505 and 45,851 shares issued and outstanding at January 31, 2003 and July 31, 2002	47	46
Additional paid-in capital	149,902	149,193
Receivable from stockholders	—	(330)
Deferred stock compensation	(208)	(226)
Accumulated deficit	(116,048)	(113,925)
Accumulated other comprehensive income	80	126

Total stockholders’ equity	33,773	34,884

Total liabilities and stockholders’ equity	$43,412	$47,312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUMATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2003	2002	2003	2002
Revenue:
License	$4,951	$5,097	$9,014	$10,569
Services	870	1,066	1,817	2,245

Total revenue	5,821	6,163	10,831	12,814

Cost and operating expenses:
Cost of revenue (includes non-cash stock compensation of $0, $(3), $0 and $31)	822	2,012	1,646	4,262
Research and development (includes non-cash stock compensation of $22, $(10), $51 and $171)	1,709	3,613	3,490	7,688
Sales and marketing (includes non-cash stock compensation of $0, $(6), $0 and $73)	2,704	4,347	5,338	8,978
General and administrative (includes non-cash stock compensation of $146, $95, $179 and $165)	1,278	1,124	2,399	2,372
Amortization of goodwill	—	961	—	1,933
Amortization of other intangible assets	146	405	295	893

Total cost and operating expenses	6,659	12,462	13,168	26,126

Operating loss	(838)	(6,299)	(2,337)	(13,312)
Other income and expense, net	185	257	396	698

Loss before income taxes	(653)	(6,042)	(1,941)	(12,614)
Provision for income taxes	(94)	(96)	(182)	(207)

Net loss	$(747)	$(6,138)	$(2,123)	$(12,821)

Basic and diluted net loss per common share	$(0.02)	$(0.14)	$(0.05)	$(0.29)

Shares used in computing basic and diluted net loss per common share	45,764	44,821	45,573	44,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUMATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended January 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,123)	$(12,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for (recovery of) doubtful accounts	(156)	55
Inventory reserves	(21)	23
Depreciation and amortization	1,025	4,523
Non-cash stock compensation	230	440
Realized gain on sale of investments	(10)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,322)	199
Inventories	33	81
Other current assets	7	(87)
Other assets	20	(11)
Accounts payable	297	(436)
Accrued liabilities	(1,003)	(209)
Deferred revenue	(83)	(389)

Net cash used in operating activities	(3,106)	(8,632)

Cash flows from investing activities:
Purchase of property and equipment	(74)	(333)
Maturities/sales of short-term investments, net	6,079	821
Decrease in restricted cash	—	223

Net cash provided by investing activities	6,005	711

Cash flows from financing activities:
Principal payments on borrowings	(2,000)	(302)
Proceeds from line of credit	—	2,000
Note repayments from stockholders	330	—
Proceeds upon exercise of stock options	406	108
Proceeds from ESPP shares issued	92	371

Net cash provided by (used in) financing activities	(1,172)	2,177

Net increase (decrease) in cash and cash equivalents	1,727	(5,744)
Cash and cash equivalents at beginning of period	4,331	18,837

Cash and cash equivalents at end of period	$6,058	$13,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUMATECH, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of Pumatech, Inc. (the “Company”) as of January 31, 2003 and for the three and six months ended January 31, 2003 and 2002 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002. The condensed consolidated balance sheet as of July 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform to the current period’s presentation. The results of operations for the interim period ended January 31, 2003 are not necessarily indicative of results to be expected for the full year.

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows since inception. The Company incurred a net loss of approximately $747,000 and $2,123,000 for the three and six months ended January 31, 2003, respectively, and negative cash flows from operations of approximately $3,106,000 for the six months ended January 31, 2003. The Company’s cash balances may decline further, although the Company believes that the effects of its strategic actions implemented to improve revenue as well as control costs will be adequate to generate sufficient cash resources to fund its operations for at least the next 12 months. Failure to generate sufficient revenues or control spending could adversely affect the Company’s ability to achieve its business objectives.

Revenue Recognition

Revenue is derived from software licenses and related services, which include implementation and integration of software solutions, post contract support, training and consulting.

Transactions involving the sale of software products are accounted for under the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-4, “Deferral of the effective date of Provision of SOP No. 97-2” and SOP No. 98-9, “Modification of 97-2, Software Revenue Recognition with Respect to Certain Transactions.” For contracts with multiple elements, and for which vendor-specific objective evidence of fair value for the undelivered elements exists, revenue is recognized for the delivered elements based upon the residual contract value as prescribed by SOP No. 98-9. The Company has accumulated relevant information from contracts to use in determining the availability of vendor-specific objective evidence and believes that such information complies with the criteria established in SOP No. 97-2 as follows:

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

License and services revenue on contracts involving significant implementation, customization or services, that are essential to the functionality of the software is recognized over the period of each engagement, primarily using the percentage-of-completion method. Labor hours incurred is generally used as the measure of progress towards completion as prescribed by SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts.” Revenue for these arrangements is classified as license revenue and services revenue based upon estimates of fair value for each element, and the revenue is recognized based on the percentage-of-completion ratio for the arrangement. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. The Company considers a project completed at the go-live date. When the Company sells additional licenses, revenue is recognized after the go-live date if the products or seats have been delivered and no remaining obligations exist.

The Company currently sells its products directly to individuals, small businesses and corporations, to original equipment manufacturers (OEMs) and to distributors and value-added resellers in North America, Europe, the Asia-Pacific region, South America and Africa. Revenue from products distributed indirectly through distributors and resellers is recognized at the time these distributors and resellers sell the products to their customers. Agreements with the Company’s distributors and resellers contain specific product return privileges for stock rotation and obsolete products that are generally limited to contractual amounts. Reserves for estimated future returns and credits for price protection are provided for upon revenue recognition. Product returns are recorded as a reduction of revenues. Accordingly, the Company has established a product returns reserve composed of 100% of product inventories held at the Company’s distribution partners, as well as an estimated amount for returns from customers of the distributors and other resellers as a result of stock rotation and obsolete products, among others. Such reserves are based on historical product returns and inventory levels on a product by product basis; current inventory levels and sell through data on a product by product basis as reported by the Company’s major distributors worldwide; demand forecast by product in each of principal geographic markets, which is impacted by the Company’s product release schedule, seasonal trends and analyses developed by the Company’s internal sales and marketing group; timing of planned stock rotation; and general economic conditions.

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

Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale. Although the statement retains some of the requirements of SFAS No. 121, “Accounting for the

Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” it supersedes SFAS No. 121 and Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business.” SFAS No. 144 requires that long-lived assets to be disposed of by sale, including in continued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted the statement effective August 1, 2002. The adoption did not have a material impact on the Company’s financial position or results of operations.

Accounting for Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under the Emerging Issues Task Force (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The Company adopted SFAS No. 146 effective January 1, 2003. The effect on adoption of SFAS No. 146 changes on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption did not have a material effect on the Company’s financial position or results of operations.

Accounting for Multiple-Element Revenue Arrangements

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Multiple-Element Revenue Arrangements.” EITF No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting, as well as how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. The Company is currently assessing the impact of adopting EITF No. 00-21 on its financial position and results of operations.

Accounting and Disclosure Requirements for Guarantees

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Guarantees of Indebtedness of Others.” FIN No. 45 addresses the disclosures to be made by a company in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the Company’s year-end, and the disclosure requirements are effective for financial statements of interim or annual periods that end after December 15, 2002. The Company’s adoption of FIN No. 45 did not have a material impact on its financial position or results of operations. Refer to Note 8 for information on the Company’s guarantees and warranty provisions.

Accounting for Stock-Based Compensation

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The transition and annual disclosure requirements of SFAS No. 148 for the Company are effective beginning August 1, 2003. The interim disclosure requirements for the Company are effective beginning with the third quarter of fiscal 2003. The Company follows APB 25 in accounting for its employee stock options. The Company does not believe that its adoption of SFAS No. 148 will have a material impact on its financial position and results of operations.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has evaluated the provisions of FIN No. 46 and determined that it does not have any variable interest entities. Accordingly, the Company does not expect its adoption of FIN No. 46 to have a material impact on its financial position and results of operations.

Note 3    Balance Sheet Components

Inventories, net, consist of the following (in thousands):

	January 31, 2003	July 31, 2002
Raw materials	$8	$47
Finished goods and work-in-process	85	79

	93	126
Less: Inventory reserves	(29)	(50)

Inventories, net	$64	$76

Property and equipment, net, consist of the following (in thousands):

	January 31, 2003	July 31, 2002
Computer equipment and software	$4,544	$4,489
Furniture and office equipment	1,476	1,474
Leasehold improvements	774	774

	6,794	6,737
Less: Accumulated depreciation and amortization	(5,417)	(4,700)

Property and equipment, net	$1,377	$2,037

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

SFAS No. 142 established new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets no longer be amortized and be tested for impairment at least annually and written down only when impaired. The Company expects to perform the annual impairment tests in the fourth quarter of each year. The Company measures impairment of goodwill and certain other intangible assets primarily using the present value of expected future cash flows. SFAS No. 142 also requires reclassification of other intangible assets such as acquired workforce-in-place that do not meet the criteria for recognition apart from goodwill. The Company adopted SFAS No. 142 effective August 1, 2002. Accordingly, upon its adoption of the new standard, the Company ceased to amortize its existing goodwill.

The following table provides a summary of the carrying amount of goodwill and includes amounts originally allocated to acquired workforce-in-place (in thousands):

Balance as of July 31, 2002	$2,731
Acquired workforce-in-place reclassified to goodwill, net(1)	—

Balance as of January 31, 2003	$2,731

(1) The acquired workforce-in-place total gross amount of $2,212,000 was fully amortized as of July 31, 2002.

The following table presents the impact of the goodwill non-amortization provision of SFAS No. 142 on net loss and net loss per common share had the standard been in effect for the three and six months ended January 31, 2003 (in thousands, except per-share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,
	2003	2002	2003	2002
Net loss as reported	$(747)	$(6,138)	$(2,123)	$(12,821)
Adjustments:
Amortization of goodwill	—	680	—	1,365
Amortization of acquired workforce-in-place	—	281	—	568

Total adjustments	—	961	—	1,933

Net loss as adjusted	$(747)	$(5,177)	$(2,123)	$(10,888)

Basic and diluted net loss per common share as reported	$(0.02)	$(0.14)	$(0.05)	$(0.29)
Adjustments:
Amortization of goodwill	—	0.01	—	0.03
Amortization of acquired workforce-in-place	—	0.01	—	0.02

Total adjustments	—	0.02	—	0.05

Basic and diluted net loss per common share as adjusted	$(0.02)	$(0.12)	$(0.05)	$(0.24)

SFAS No. 142 also requires the Company to perform a two-phase transitional assessment of whether there is an indication that its goodwill is impaired as of the date of adoption. The first phase, required to be completed by January 31, 2003 for the Company, screens for impairment as of August 1, 2002. The second phase (if necessary), required to be completed by July 31, 2003 (the end of fiscal 2003) measures the impairment. Any impairment loss on the goodwill will be recognized as the cumulative effect of a change in accounting principle. The Company completed its first phase impairment analysis during the three months ended January 31, 2003, and found no instances of impairment of its recorded goodwill. The Company determined that it had one reporting unit and estimated the unit’s fair value using the present value of expected future cash flows.

The Company will continue to amortize its other intangible assets and is required to review such assets for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” reassess their useful lives and make any necessary adjustments.

Other intangible assets consist of the following (in thousands):

	January 31, 2003	July 31, 2002
Developed and core technology	$5,917	$5,917
Existing contracts	200	200

	6,117	6,117
Less: Accumulated amortization	(5,847)	(5,552)

Other intangible assets, net	$270	$565

The amortization of other intangible assets, excluding that of acquired workforce-in-place, amounted to $146,000 and $295,000 for the three and six months ended January 31, 2003, respectively, and $405,000 and $893,000 in the corresponding periods in fiscal 2002. Except for developed and core technology, all other intangible assets were fully amortized as of January 31, 2003. Amortization of developed and core technology is computed over the period of benefit, generally three years. The Company expects total amortization expense to be $270,000 for the remainder of fiscal 2003, at which time all other existing intangible assets will be fully amortized, based on acquisitions completed as of January 31, 2003.

Note 5    Related Party Transactions

The former chief financial officer of the Company terminated his employment with the Company as of September 2, 2002. Consequently, in accordance with the officer’s outstanding loan agreement, his unpaid loan principal of $235,000 and related interest of 6% per annum, become repayable on the 185th day from his termination date, or on the due date of the loan, whichever is sooner. The repayment of the loan principal and accrued interest will, therefore, be due on March 6, 2003. The underlying principal amount of the loan is classified as “Other Current Assets” in the condensed consolidated balance sheets.

The Company has a full-recourse loan outstanding to an officer with a principal amount of $309,750, exclusive of accrued interest, as of January 31, 2003. The loan carries an interest rate of 4.75% per annum and is payable on June 14, 2008. The due date may be accelerated due to a number of factors including, failure to make payments due under the note or termination of employment. The note is secured by shares of the common stock purchased. The underlying principal amount of the loan is classified as “Other Assets” in the condensed consolidated balance sheets.

In fiscal 2002, the Company recorded accruals of approximately $257,000 related to separation agreements with its former president and chief executive officer and former executive vice president of sales and business development. In accordance with the agreements, the accrued amounts were paid over the 6-month period following the officers’ termination. Approximately $40,000 and $219,000 were paid in cash during the three and six months ended January 31, 2003. None of the accruals remained unpaid as of January 31, 2003.

The other outstanding promissory notes of $315,000 and $15,000 used by certain former officers of the Company to purchase shares of Pumatech’s common stock as of July 31, 2002, were fully paid off, together with the accrued interest, in August and September 2002, respectively.

Note 6    Restricted Cash and Line of Credit Agreement

The Company has restricted cash held by two financial institutions as collateral on letters of credit in connection with its lease of office spaces. At January 31, 2003, the restricted cash amounted to $408,000, of which $56,000 is included in “Other Current Assets.” Refer to Note 8 for further discussion on the letters of credit.

The Company had a loan and security agreement that provided a $10,000,000 revolving credit line. The outstanding balance of $2,000,000 at July 31, 2002 was fully paid on the date of the agreement’s expiration in September 2002. Currently, the Company has no plan to renew the line of credit.

Note 7    Restructuring Accrual

During fiscal 2002, 2001 and 1999, the Company implemented a number of cost-reduction plans aimed at reducing costs that were not integral to the Company’s overall strategy, better aligning its expense levels with current revenue levels and ensuring conservative spending during periods of economic uncertainty. These initiatives included a reduction in workforce and facilities consolidation.

Of the resulting restructuring charge and subsequent adjustments, if any, totaling $5,338,000, $1,417,000 and $464,000 in fiscal 2002, 2001 and 1999, respectively, $2,245,000 remained unpaid as of January 31, 2003. This amount related to the net lease expense due to the consolidation of excess facilities will be paid over the respective lease terms through May 2006 using cash from operations.

The following table sets forth the activity in the restructuring accrual account for the six months ended January 31, 2003 (in thousands):

	Workforce Reduction	Consolidation of Excess Facilities	Total
Balance at July 31, 2002	$43	$3,076	$3,119
Cash payments	(43)	(831)	(874)

Balance at January 31, 2003	$—	$2,245	$2,245

The current and long-term portions of the underlying accrual of $1,195,000 and $1,050,000 are classified as “Accrued Liabilities” and “Other Liabilities”, respectively, in the condensed consolidated balance sheet as of January 31, 2003.

The remaining lease payments on all excess facilities as of January 31, 2003, was approximately $3,189,000, net of proceeds of $1,197,000 from outstanding sublease agreements. The Company further reduced the total costs of excess facilities by the estimated proceeds from assumed future subleases. The Company’s estimate with respect to sublease proceeds relates primarily to lease commitments for the excess office spaces. The Company estimated that it will sublease the facilities by the fourth quarter of fiscal 2003 at a rate of approximately half of the existing commitments. However, due to recent declines in the demand for office space, there is no assurance that the Company will be able to sublease its excess office spaces at the estimated date or for the estimated rate. If the actual results differ from its estimates and assumptions, the Company may be required to adjust its facilities costs accrual related to expected losses on subleases, including recording additional losses. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

Note 8    Commitments and Contingencies

The Company leases its facilities under operating leases that expire at various dates through June 2006. The leases provide for escalating lease payments.

Future minimum lease payments at January 31, 2003, were as follows (in thousands):

	Operating Leases	Proceeds from Subleases	Future Minimum Lease Payments
Six months ending July 31, 2003	$1,591	$(500)	$1,091
Fiscal year ending July 31,
2004	2,984	(465)	2,519
2005	2,559	(412)	2,147
2006	1,627	(18)	1,609

	$8,761	$(1,395)	$7,366

Total rent expense was approximately $192,000 and $385,000 for the three and six months ended January 31, 2003, respectively, and $485,000 and $992,000 for the corresponding periods in fiscal 2002.

The Company is committed to invest an additional $1,913,000 in Azure Venture Partners. The total of future actual investments may be less than this amount, depending on future performance of the investee companies. These funds are expected to be paid contractually as requested by the general partners over a period not to exceed the contract term of eight years.

Guarantees

At January 31, 2003 and July 31, 2002, the Company had two letters of credit that collateralize certain operating lease obligations of the Company and total approximately $408,000. The Company collateralizes these letters of credit with cash deposits made with some of its financial institutions and has classified the short-term and the long-term portions as “Other Current Assets” and “Restricted Cash,” respectively, on the Company’s condensed consolidated balance sheet as of January 31, 2003 and July 31, 2002. The Company’s landlords are able to draw on each respective letter of credit in the event that the Company is found to be in default of its obligations under each of its operating leases.

Warranties

The Company generally provides a warranty for its software products and services to its customers for a period of 90 days. The Company’s software products’ media are generally warrantied to be free of defects in materials and workmanship under normal use and the products are also generally warrantied to substantially perform as described in certain Company documentation. The Company’s services are generally warrantied to be performed in a professional manner and to conform materially to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally corrects or provides a reasonable work around or replacement product. The Company believes such obligations do not significantly affect the Company’s financial position or results of operations.

The Company accrues for warranty expenses at the time revenue is recognized and maintains a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs. In other instances, additional amounts are recorded when such costs are probable and can be reasonably estimated. The warranty accrual is reviewed at least quarterly. As of January 31, 2003, the warranty accrual was $200,000. The following table summarizes the activity related to the product warranty liability during the six months ended January 31, 2003 (in thousands):

Balance as of July 31, 2002	$200
Costs to service warranty obligations	(142)
Warranty provision	142

Balance as of January 31, 2003	$200

Indemnification Obligations

On certain occasions, the Company provides to its customers intellectual property indemnification, subject to certain limitations, in its arrangements for the Company’s software products or services. Typically these obligations provide that the Company will indemnify, defend and hold the customers harmless against claims by third parties that its software products or services infringe upon the copyrights, trademarks, patents or trade secret rights of such third parties. As of January 31, 2003, no such claim has been made by any third party with regard to the Company’s software products or services. The recognition of a separate liability reserve for indemnification obligations is not considered necessary.

Litigation

On January 10, 2003, the Company filed a patent infringement suit against Synchrologic, Inc. in the United States District Court for the Northern District of California, alleging that Synchrologic’s server and desktop products infringe on six of Pumatech’s synchronization-related patents. In the suit, the Company is seeking an injunction against future sales of Synchrologic’s infringing products, as well as damages for past sales of the infringing products. The Company further alleged that Synchrologic’s infringement of the six synchronization patents was willful and deliberate, entitling Pumatech to an award of treble damages, costs and reasonable attorneys’ fees. As of January 31, 2003, Synchrologic had not yet filed a formal response in the lawsuit. Refer to Note 13 for subsequent events.

On April 19, 2002, the Company filed a patent infringement suit against Extended Systems, Inc. in the United States District Court for the Northern District of California. The Company alleged that Extended Systems’ server and desktop products infringe on eight of its synchronization-related patents. The Company is seeking an injunction against future sales of Extended Systems’ infringing server and desktop products, as well as damages for past sales of the infringing products. The Company further alleged that Extended Systems’ infringement of the eight synchronization patents was willful and deliberate, entitling the Company to an award of treble damages, costs and reasonable attorneys’ fees. On May 28, 2002, the Company filed an amended complaint in the lawsuit, adding claims of trademark infringement, unfair competition and interference with contract, all in connection with Extended Systems’ use of its Satellite Forms® trademark. On June 25, 2002, Extended Systems filed a formal response denying the allegations. In its formal answer and counterclaim, Extended Systems denied the Company’s charges, raised a number of affirmative defenses to the Company’s claims, and requested a declaration from the Court that the Company’s synchronization software patents are invalid and not infringed. The parties have begun discovery and expect that such discovery will continue for the next several months. The Company believes that its patent infringement claims have merit and intends to vigorously pursue those claims. Further, based on its initial investigations and the limited discovery done to date, the Company believes that the outcome of this matter will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

During fiscal 2002, Navisite, Inc., a company that formerly provided certain Web site hosting and related services to the Company, alleged that the Company improperly terminated a service agreement with and was thereby indebted to Navisite. After vigorously contesting the allegation, the Company reached a settlement with Navisite and agreed to pay a total of $350,000, inclusive of fees for the services previously provided. The total amount of the settlement was not significantly different from the established loss contingency reserve. During the three months ended January 31, 2003, $175,000 was paid out in cash, and the remaining $175,000 will be paid out during the three months ending April 30, 2003. See Note 13 for subsequent events.

The Company is also involved in various litigation and claims arising in the normal course of business. In management’s opinion, these matters are not expected to materially impact the Company’s consolidated results of operations or financial condition.

Note 9    Stockholder Rights Plan

On January 10, 2003, the Company announced that its Board of Directors adopted a stockholder rights plan. The plan is designed to protect the long-term value of the Company for its stockholders during any future, unsolicited acquisition attempt. Key features of the rights plan include:

•	the rights become exercisable only upon the occurrence of certain events specified in the plan, including the acquisition of 15% of the Company’s outstanding common stock by a person or group;

•	each right entitles the registered holder, other than an “acquiring person,” under specified circumstances, to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”), of the Company, at a price of $10.00 per one one-thousandth of a Preferred Share, subject to adjustment. In addition, each right entitles the registered holder, other than an “acquiring person,” under specified circumstances, to purchase from the Company that number of shares of the Company’s Common Stock having a market value of two times the exercise price of the right;

•	subject to certain limitations, the terms of the rights may be amended by a resolution of the Board of Directors without the consent of the holders of the rights; and

•	the right may be redeemed at a price of $0.001 per right.

Note 10    Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of dilutive potential common shares that were outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares based on the treasury stock method.

Basic and diluted net loss per common share were calculated as follows (in thousands, except per common share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,
	2003	2002	2003	2002
Numerator:
Net loss	$(747)	$(6,138)	$(2,123)	$(12,821)

Denominator:
Weighted average shares outstanding used to compute basic and diluted net loss per common share	45,764	44,821	45,573	44,731

Basic and diluted net loss per common share	$(0.02)	$(0.14)	$(0.05)	$(0.29)

All common shares that were held in escrow and that were subject to repurchase by the Company, totaling approximately 653,000 and 128,000 as of January 31, 2003 and 2002, respectively, were excluded from basic and diluted net loss per common share calculations.

Potential common shares attributable to stock options, warrants, shares held in escrow and shares subject to repurchase by the Company, of 7,143,596 and 5,869,872 were outstanding at January 31, 2003 and 2002, respectively. However, as a result of the net loss incurred by the Company in the three and six months ended January 31, 2003 and 2002, none of the shares were included in the weighted average outstanding shares (using the treasury stock method) used to calculate net loss per common share because the effect would have been antidilutive.

Note 11    Comprehensive Loss

Accumulated other comprehensive loss on the condensed consolidated balance sheets consists of net unrealized gain/loss on available for sale investments and foreign currency translation adjustments. Total comprehensive loss for the three and six months ended January 31, 2003 and 2002, respectively, is presented in the following table (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2003	2002	2003	2002
Net loss	$(747)	$(6,138)	$(2,123)	$(12,821)
Other comprehensive income/(loss):
Change in net unrealized gain/(loss) on investments	(22)	(103)	(52)	14
Realized gain on investments	—	—	10	—
Change in currency translation adjustments	(2)	(30)	(4)	(12)

Total other comprehensive income/(loss)	(24)	(133)	(46)	2

Total comprehensive loss	$(771)	$(6,271)	$(2,169)	$(12,819)

The net balance of unrealized gain/(loss) on investments at January 31, 2003 and 2002 was generated from the Company’s holdings of Amazon.com common stock and government bonds.

Note 12    Business Segments

Operating segments are identified as components of an enterprise about which separate, discrete financial information is available that is evaluated by the chief operating decision maker or decision-making group to make decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer. To date, the Company has reviewed its operations principally in a single segment. The chief operating decision maker assesses performance based on the gross profit generated by this segment.

The Company operates in a single industry segment encompassing the development, marketing and support of synchronization software and services. The Company markets its products to customers primarily in North America, Europe and Asia. The Company’s customer base consists primarily of corporate organizations, business development organizations, industry associations, resellers, international system integrators, large OEMs in the personal computer (PC) market and selected distributors in North America, Europe, the Asia-Pacific region, South America, and Africa, which primarily market to the retail channel.

Revenue is attributed to regions based on the location of customers. Revenue information by geographic region is as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2003	2002	2003	2002
North America	$3,887	$4,694	$7,433	$9,368
Japan	962	744	1,834	1,967
Other International	972	725	1,564	1,479

Total revenue	$5,821	$6,163	$10,831	$12,814

Substantially all of the Company’s long-lived assets are in the United States.

Revenue information by product group is as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2003	2002	2003	2002
Enterprise and retail products	$3,363	$3,386	$6,356	$6,524
Technology licensing components	2,458	2,777	4,475	6,290

Total revenue	$5,821	$6,163	$10,831	$12,814

The Company’s enterprise and retail products include Intellisync®, Enterprise Intellisync®, Enterprise Intellisync Server™ and Satellite Forms® software, as well as related support and maintenance. Technology licensing components include various licensed technology platforms, including Intellisync Software Development Kit (Intellisync SDK); Intellisync for Notebooks; professional services; non-recurring engineering services; related maintenance contract programs; and, in the prior year, hosting services.

Products sold through Ingram Micro US, a distributor, accounted for 16% and 14% of the Company’s total revenue in the three and six months ended January 31, 2003, respectively, and 18% and 16% for the corresponding periods in fiscal 2002. No other distributors or resellers accounted for more than 10% of total revenue during these periods. In accordance with the Company’s revenue recognition policy, the revenue from major distributors, such as Ingram Micro US, represents revenue recognized at the time the Company’s products were sold to end-user customers. No end-user customers, direct or through distributors and resellers, accounted for more than 10% of total revenue during the same periods.

Note 13    Subsequent Events

Patent Infringement Suit Against Synchrologic

On February 18, 2003, Synchrologic filed its response to the patent infringement suit filed by the Company. In its formal response and counterclaim, Synchrologic denied the allegations, challenged the validity and enforceability of the Company’s patents and accused the Company of false statements in its press release. The parties will begin discovery on March 14, 2003, and expect that such discovery will continue for at least three months. The Company believes that its patent infringement claims have merit, that the statements in its press releases are factual and therefore not actionable, and intends to vigorously pursue its claims.

Navisite Settlement Payment

In February 2003, the Company paid in cash the remaining $175,000 settlement with Navisite as discussed in the caption “Litigation” set forth under Note 8 Commitments and Contingencies.

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

Management’s discussion and analysis includes:

•	Business overview.

•	A discussion of estimates and assumptions affecting the application of our critical accounting policies.

•	A comparison of our results of operations in the three and six months ended January 31, 2003 with the results in the corresponding period in fiscal 2002.

•	Recently issued accounting pronouncements.

•	A discussion of our operating liquidity and capital resources.

•	A discussion of factors that may affect our future operating results.

Business Overview

Pumatech, Inc. develops, markets and supports synchronization, mobile-application development, and mobile-application management/device management software that enables consumers, mobile professionals and information technology (IT) officers to harness the full capabilities of handheld organizers/computers, Web-enabled cellular phones, pagers and other wireless or wireline personal communications platforms. Our software is designed to improve the productivity of business professionals and corporations who are increasingly relying on mobile computing devices to address their growing needs for accessible, up-to-date information, whether in or out of the office. Our product families, which include Intellisync®, Enterprise Intellisync®, Enterprise Intellisync Server™ and Satellite Forms® software, along with our technology licensing offering, Intellisync Software Development Kit (Intellisync SDK), are designed to connect mobile devices to essential information anytime, anywhere.

We have organized our operations into a single operating segment encompassing the development, marketing and support of synchronization software and services.

We license our software products directly to corporations, original equipment manufacturers (OEMs) and business development organizations worldwide. In addition, we sell our retail products through several distribution channels both in the United States and internationally, including major distributors, resellers, computer dealers, retailers and mail-order companies. Internationally, we are represented by over 100 distributors and resellers in North America, Europe, the Asia-Pacific region, South America, and Africa.

Estimates, Assumptions and Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements and notes thereto set forth in Item 1 above, as well as our consolidated financial statements and management’s discussion and analysis of financial condition and results of operations in our Form 10-K. Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP) in the United States. These accounting principles require us to make certain estimates, judgments and assumptions, which we review with our audit committee. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon various factors and information available to us at the time that these estimates, judgments and assumptions are made. These factors and information may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third-party professionals. The estimates, judgments and assumptions we make can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.

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

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued in accordance with SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to the issuance of our financial statements indicates that it is probable that a liability has been incurred on the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires us to use our judgment. While we believe that our accruals for such matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, our results of operations may be overstated or understated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

We also have other key accounting policies that we believe either do not generally require us to make estimates and judgments that are as difficult or as subjective, or are less likely to have a material impact on our reported results of operations for a given period.

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2003	2002	2003	2002
Revenue
License	85.0%	82.7%	83.2%	82.5%
Services	15.0	17.3	16.8	17.5

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost and operating expenses:
Cost of revenue	14.1	32.7	15.2	33.3
Research and development	29.4	58.6	32.2	60.0
Sales and marketing	46.4	70.5	49.3	70.0
General and administrative	22.0	18.2	22.2	18.5
Amortization of goodwill	—	15.6	—	15.1
Amortization of other intangible assets	2.5	6.6	2.7	7.0

Total cost and operating expenses	114.4	202.2	121.6	203.9

Operating loss	(14.4)	(102.2)	(21.6)	(103.9)
Other income and expense, net	3.2	4.2	3.7	5.4

Loss before income taxes	(11.2)	(98.0)	(17.9)	(98.5)
Provision for income taxes	(1.6)	(1.6)	(1.7)	(1.6)

Net loss	(12.8)%	(99.6)%	(19.6)%	(100.1)%

Revenue.    We derive revenue from two primary sources: software licenses and fees for services. Revenue for the three and six months ended January 31, 2003 was $5,821,000 and $10,831,000, respectively, compared with $6,163,000 and $12,814,000, respectively, for the corresponding periods in fiscal 2002. The 6% and 15% decrease in revenue in the three and six months ended January 31, 2003 resulted mainly from the continued slowdown of the economy and its impact on our customers, many of whom continue to experience low levels of IT spending on products, services and technologies such as those we provide. The decline in our revenue year-over-year also resulted from a general slowdown in sales of Palm OS-based handhelds and other personal digital assistant (PDA) devices. Despite these challenges, the first two quarters of fiscal 2003 were positive for our enterprise and retail products on a quarter-over-quarter basis as we launched our new server-based product offerings and an upgraded version of Intellisync. Our enterprise licensing and our retail channels have together contributed to the 14% and 16% quarter-over-quarter increases in our overall revenue in the first and second quarters of fiscal 2003, respectively.

•	License Revenue. License revenue is earned from the sale and use of software products (including our technology licensing components) and royalty agreements with OEMs. License revenue in the three and six months ended January 31, 2003 decreased 3% to $4,951,000 and 15% to $9,014,000, respectively, compared with $5,097,000 and $10,569,000, respectively, for the corresponding periods in fiscal 2002. The decrease in license revenue reflected a decrease in revenue from the legacy PC or notebooks business (Intellisync for Notebooks royalty revenue), from the online service offerings (eliminated in the fourth quarter of fiscal 2002), and slightly from the combined enterprise and retail products (which include both personal and server-based Intellisync and Satellite Forms products). In addition, although revenue from Intellisync SDK increased for the three months ended January 31, 2003, it decreased for the six months then ended. As previously mentioned, our new server-based products and upgraded version of Intellisync, nevertheless, have sequentially increased our enterprise and retail product revenue effecting a quarterly sequential increase in overall license revenue of 9% and 22% in the first and second quarters of fiscal 2003, respectively.

Notebook revenue decreased to an insignificant amount as we deemphasized the resources and efforts associated with this revenue segment. Accordingly, we expect that the amount of our legacy notebook business revenue in subsequent quarters will remain insignificant.

•	Service Revenue. Service revenue is derived from fees for services, including time and materials for professional services, amortization of maintenance contract programs, and, in the prior year, hosting fees. Service revenue in the three and six months ended January 31, 2003 decreased 18% to $870,000 and 19% to $1,817,000, respectively, compared with $1,066,000 and $2,245,000, respectively, for the corresponding periods in fiscal 2002. The decrease in service revenue was primarily due to a decrease in professional service revenue associated with our technology licensing partners, many of whom have been affected by a continued weak IT spending environment. Revenue from hosting fees also decreased due to the elimination of our online services. The overall decrease in service revenue, however, was slightly offset by an increase in amortization of our maintenance contract programs triggered by our increased effort to renew maintenance agreements within the existing customer base.

Our enterprise and retail products include Intellisync, Enterprise Intellisync, Enterprise Intellisync Server and Satellite Forms software, as well as related support and maintenance. Technology licensing components include various licensed technology platforms, including Intellisync Software Development Kit (Intellisync SDK); Intellisync for Notebooks; professional services; non-recurring engineering services; related maintenance contract programs; and, in the prior year, hosting services. Total enterprise and retail product revenue in the three and six months ended January 31, 2003, slightly decreased to $3,363,000 and $6,356,000, respectively, compared with $3,386,000 and $6,524,000, respectively, for the corresponding periods in fiscal 2002. The decrease reflected lower sales from our retail channels, slightly offset by an increase in enterprise revenue and amortization of related support and maintenance programs. Total revenue from technology licensing in the three and six months ended January 31, 2003, decreased to $2,458,000 and $4,475,000, respectively, compared with $2,777,000 and $6,290,000, respectively, for the corresponding periods in fiscal 2002. The decrease during the three-months ended January 31, 2003, reflected a decrease in revenue from professional services, from Intellisync for Notebook royalties, and to a lesser extent from the recently eliminated online hosting service offerings, slightly offset by an increase in revenue from Intellisync SDK. The decrease during the six-months ended January 31, 2003, reflected a decrease in revenue from Intellisync for Notebooks royalties, professional services, Intellisync SDK and the recently eliminated online hosting service offerings.

International revenue continues to represent a significant portion of our revenue. International revenue in the three and six months ended January 31, 2003, was $2,135,000, or 37% of revenue, and $3,755,000, or 35% of revenue, respectively, compared with $1,861,000, or 30% of revenue, and $4,160,000, or 32% of revenue, respectively, in the corresponding periods in fiscal 2002. The decrease in our international revenue for the six months ended January 31, 2003, reflects the overall global slowdown in technology spending. However, we are beginning to see signs of improvement in our international operations, as reflected in the international revenue growth of 15% for the second quarter of fiscal 2003 as compared with the corresponding period in fiscal 2002, as well as in the quarter-over-quarter international revenue growth of 32%. International revenue may be subject to certain risks not normally encountered in operations in the United States, including exposure to tariffs, various trade regulations, fluctuations in currency exchange rates, as well as international software piracy. We believe that continued growth would require further expansion in international markets. We have utilized, and may continue to utilize substantial resources both to expand and establish international operations in the future. Also, refer to other relevant risks and uncertainties associated with international revenue and software piracy set forth below under the caption “Factors That May Affect Future Operating Results.”

Products sold through Ingram Micro US, a distributor, accounted for 16% and 14% of our total revenue in the three and six months ended January 31, 2003, respectively, and 18% and 16% for the corresponding periods in fiscal 2002. No other distributors or resellers accounted for more than 10% of total revenue during these periods. In accordance with our revenue recognition policy, the revenue from our major distributors, such as Ingram Micro US, represents revenue recognized at the time our products were sold to end-user customers. No end-user customers, direct or through distributors and resellers, accounted for more than 10% of total revenue during the same periods.

Deferred revenue was $2,595,000 as of January 31, 2003, compared with $2,678,000 at July 31, 2002. Deferred revenue results from the billing and collection of fees from our customers for the purchase of license agreements and maintenance services for which we have not yet recognized revenue. We recognize the respective revenue after meeting the terms and conditions detailed in our revenue recognition policy.

Cost of Revenue.    Cost of revenue consists of license costs and service costs. License costs comprise product-packaging expenses such as product media and duplication, manuals, packing supplies, and shipping costs. Service costs comprise personnel-related expenses such as salaries and other related costs associated with work performed under professional service contracts, non-recurring engineering agreements and post-sales customer support costs. Also included in prior-year costs were hosting expenses for online services associated with technology licensing partners and end users, such as those related to bandwidth for hosting, tape backup, security and storage, third-party fees and internal personnel costs associated with logistics and operational support of the hosting services and depreciation of computer equipment associated with the hosting service. Service costs can be expected to vary significantly from period to period depending on the mix of services we provide.

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

Cost of revenue in the three and six months ended January 31, 2003, was $822,000, or 14% of revenue, and $1,646,000, or 15% of revenue, respectively, compared with $2,012,000, or 32% of revenue, and $4,262,000, or 33% of revenue, respectively, in the corresponding periods in fiscal 2002. The decrease in cost of revenue in absolute dollars and as a percentage of revenue was partly due to reduced online service costs associated with the online service offerings that were discontinued in the fourth quarter of fiscal 2002. The decrease also reflects cost savings in professional services resulting from contracting certain software development activities to lower cost international development partners, as well as from the workforce reductions we implemented in fiscal 2002.

Research and Development.    Research and development expenses consist primarily of salaries and other related costs for research and development personnel, quality assurance personnel, product localization, fees to outside contractors and the cost of facilities and depreciation of capital equipment. We invest in research and development both for new products and to provide continuing enhancements to existing products. Our research and development efforts are currently focused on extending our core synchronization technology to increase scalability and extensibility, support next generation wireless technology and device platforms, and create a common technology platform to support our licensing and enterprise and retail product offerings. Research and development expenses in the three and six months ended January 31, 2003, were $1,709,000, or 29% of revenue, and $3,490,000, or 32% of revenue, respectively, compared with $3,613,000, or 59% of revenue, and $7,688,000, or 60% of revenue, respectively, in the corresponding periods in fiscal 2002. The decrease in research and development spending in absolute dollars and as a percentage of revenue was due to realization for two full quarters of a benefit from the engineering workforce reduction and consolidation of engineering facilities, as well as elimination of online service operations, implemented in the last two quarters of fiscal 2002. This benefit, in turn, resulted in a decrease in personnel-related costs and other costs, offset by contract costs associated with ramping up our international development resources. Research and development expenses are expected to increase for the next few quarters as a result of a planned effort to develop and expand our international engineering resources that will support various development initiatives.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions, promotional expenses and other costs relating to sales and marketing employees, as well as to technical support personnel associated with pre-sales activities such as building brand awareness, performing product and technical presentations and answering customers’ product and service inquiries. Sales and marketing expenses in the three and six months ended January 31, 2003, were $2,704,000, or 46% of revenue, and $5,338,000, or 49% of revenue, respectively, compared with $4,347,000, or 70% of revenue, and $8,978,000, or 70% of revenue, respectively, in the corresponding periods in fiscal 2002. Sales and marketing expenses decreased in absolute dollars and as a percentage of revenue due to a reduction in salaries and other personnel-related costs as a result of headcount reductions effected by restructuring programs in fiscal 2002, and a reduction in corporate marketing resources, corporate branding initiatives and other related costs as a result of lower planned spending. Sales and marketing expenses over the next few quarters are expected to increase slightly as we attempt to establish strategic relationships with our existing and prospective enterprise customers, as well as increase marketing program spending to support increased revenue activities. The expected increase also reflects our current plan of strengthening and building our sales and marketing team.

General and Administrative.    General and administrative expenses consist primarily of salaries and other costs relating to administrative, executive and financial personnel and outside professional fees. General and administrative expenses in the three and six months ended January 31, 2003, were $1,278,000, or 22% of revenue, and $2,399,000, or 22% of revenue, respectively, compared with $1,124,000, or 18% of revenue, and $2,372,000, or 18% of revenue, respectively, in the corresponding periods in fiscal 2002. The increase in absolute general and administrative spending was due to legal costs associated with the ongoing patent infringement lawsuits. The increase was slightly offset by a reduction in salaries and other personnel-related costs as a result of headcount reductions effected by restructuring programs in fiscal 2002. General and administrative expenses as a percentage of total revenue also increased due to an overall decline in revenue. We expect our general and administrative expenses for the next few quarters to increase due to anticipated further legal costs associated with the patent infringement lawsuits.

Amortization of Goodwill and Other Intangible Assets.    SFAS No. 142, “Goodwill and Other Intangible Assets,” established new guidance on how to account for goodwill and other intangible assets. Among other things, it requires that goodwill and certain other intangible assets no longer be amortized and be tested for impairment at least annually and written down only when impaired. SFAS No. 142 also requires that other intangible assets such as acquired workforce-in-place that do not meet the criteria for recognition apart from goodwill be reclassified to goodwill. We adopted SFAS No. 142 effective August 1, 2002. Accordingly, upon adoption of the new standard, we ceased amortizing our existing goodwill. For the three and six months ended January 31, 2002, total amortization of goodwill and acquired workforce-in-place amounted to $961,000 and $1,933,000, respectively.

The amortization of other intangible assets, excluding that of acquired workforce-in-place, for the three and six months ended January 31, 2003 amounted to $146,000 and $295,000, respectively, compared with $405,000 and $893,000, respectively, in the corresponding periods in fiscal 2002. We expect total amortization expense to be $270,000 for the remainder of fiscal 2003, at which time all other existing intangible assets will be fully amortized, based on acquisitions completed as of January 31, 2003.

Refer to further discussion on goodwill and other intangible assets set forth below under the caption “Recently Issued Accounting Pronouncements.”

Non-Cash Stock Compensation.    Non-cash stock compensation, included in each appropriate operating expense category of our condensed consolidated statements of operations, relates to stock options that were deemed to have been granted at a price below market value, as well as to certain options that are subject to variable plan accounting. The non-cash stock compensation expense for the three and six months ended January 31, 2003 was $168,000 and $230,000, respectively, compared with $76,000 and $440,000, respectively, in the corresponding periods in fiscal 2002. Based on the stock price of Pumatech’s common stock at January 31, 2003 of $1.07, the aggregate non-cash stock compensation is expected to be approximately $160,000 for the remainder of fiscal 2003 and $44,000 for fiscal 2004. However, if the stock price remains above $1.07, we will incur additional stock-based compensation expense.

Also refer to the discussion in Note 11 to Consolidated Financial Statements set forth in Part IV, Item 14, of our Annual Report on Form 10-K under the caption “Deferred Stock Compensation,” for more details on variable plan options and assumptions underlying our forecasts with respect to non-cash stock compensation.

Other Income and Expense, Net.    Other income and expense, net, represents interest earned on cash and short-term investments and realized gains on miscellaneous investments, offset by interest expense on debt and miscellaneous bank fees and charges. Other income and expense, net, in the three and six months ended January 31, 2003 was $185,000 and $396,000, respectively, compared with $257,000 and $698,000, respectively, in the corresponding periods in fiscal 2002. The decrease in other income, net, reflects a decrease in the rate of interest on reduced balances of cash and investments. We expect this trend to continue in the next few quarters as higher-yielding investments mature and proceeds are reinvested in lower-yielding securities. The expected decrease also reflects a further decline in cash balances as a result of ongoing operational requirements.

Provision for Income Taxes.    The provision for income taxes primarily represents foreign withholding taxes on royalties earned from certain foreign customers and, to a lesser extent, estimated taxes for foreign subsidiaries. The provision for income taxes in the three and six months ended January 31, 2003 was $94,000 and $182,000, respectively, compared with $96,000 and $207,000, respectively, in the corresponding periods of fiscal 2002. We expect the provision for income taxes to increase moderately in the next quarter reflecting an expected slight growth in revenue from Japan and the related foreign tax withholdings.

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

Of the resulting restructuring charge and subsequent adjustments, if any, totaling $5,338,000, $1,417,000 and $464,000 in fiscal 2002, 2001 and 1999, respectively, $2,245,000 remained unpaid as of January 31, 2003. This amount, related to the net lease expense due to the consolidation of excess facilities, will be paid over the respective lease terms through May 2006 using cash from operations.

The following table sets forth the activity in the restructuring accrual account for the six months ended January 31, 2003 (in thousands):

	Workforce Reduction	Consolidation of Excess Facilities	Total
Balance at July 31, 2002	$43	$3,076	$3,119
Cash payments	(43)	(831)	(874)

Balance at January 31, 2003	$—	$2,245	$2,245

The current and long-term portions of the underlying accrual of $1,195,000 and $1,050,000 are classified as “Accrued Liabilities” and “Other Liabilities”, respectively, in the condensed consolidated balance sheet as of January 31, 2003.

The remaining lease payments on all excess facilities as of January 31, 2003, was approximately $3,189,000, net of proceeds of $1,197,000 from outstanding sublease agreements. We further reduced the total costs of excess facilities by the estimated proceeds from assumed future subleases. Our estimate with respect to sublease proceeds relates primarily to lease commitments for the excess office spaces. We estimated that we will sublease the facilities by the fourth quarter of fiscal 2003 at a rate of approximately half of the existing commitments. However, due to recent declines in the demand for office space, there is no assurance that we will be able to sublease our excess office spaces at the estimated date or for the estimated rate. If the actual results differ from our estimates and assumptions, we may be required to adjust the facilities costs accrual related to expected losses on subleases, including recording additional losses. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

We believe that the above restructurings have contributed towards the improvement in our gross and operating income during the first and second quarters of fiscal 2003. We expect the cost savings brought about by these restructurings to continue during fiscal 2003.

Separation Costs Accrual.    In fiscal 2002, we recorded accruals of approximately $257,000 related to separation agreements with our former president and chief executive officer and former executive vice president of sales and business development. In accordance with the agreements, the accrued amounts were paid over the 6-month period following the officers’ termination. Approximately $40,000 and $219,000 were paid in cash during the three and six months ended January 31, 2003. None of the accruals remained unpaid as of January 31, 2003.

Navisite Legal Contingency.    During fiscal 2002, Navisite, Inc., a company that formerly provided certain web site hosting and related services to us, alleged that we improperly terminated a service agreement with and were thereby indebted to Navisite. After vigorously contesting the allegation, we reached a settlement with Navisite and agreed to pay a total of $350,000, inclusive of fees for the services previously provided. The total amount of the settlement was not significantly different from the established loss contingency reserve. $175,000 was paid out in cash during the three months ended January 31, 2003, and the remaining $175,000 as of January 31, 2003, was paid out in cash in February 2003.

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

SFAS No. 142 established new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets no longer be amortized and be tested for impairment at least annually and written down only when impaired. We expect to perform the annual impairment tests in the fourth quarter of each year. We measure the impairment of goodwill and certain other intangible assets primarily using the present value of expected future cash flows. SFAS No. 142 also requires reclassification of other intangible assets such as acquired workforce-in-place that do not meet the criteria for recognition apart from goodwill. We adopted SFAS No. 142 effective August 1, 2002. Accordingly, upon adoption of the new standard, we ceased to amortize our existing goodwill.

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

SFAS No. 142 also requires that we perform a two-phase transitional assessment of whether there is an indication that our goodwill is impaired as of the date of adoption. The first phase, required for us to be completed by January 31, 2003, screens for impairment as of August 1, 2002. The second phase (if necessary), required to be completed by July 31, 2003 (the end of fiscal 2003) measures the impairment. Any impairment loss on the goodwill will be recognized as the cumulative effect of a change in accounting principle. We completed the first phase impairment analysis during the three months ended January 31, 2003, and found no instances of impairment of our recorded goodwill. We determined that we had one reporting unit and estimated the unit’s fair value using the expected present value of expected future cash flows.

We will also continue to amortize our other intangible assets and are required to review such assets for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” reassess their useful lives and make any necessary adjustments.

Other intangible assets consist of the following (in thousands):

	January 31, 2003	July 31, 2002
Developed and core technology	$5,917	$5,917
Existing contracts	200	200

	6,117	6,117
Less: Accumulated amortization	(5,847)	(5,552)

Other intangible assets, net	$270	$565

The amortization of other intangible assets, excluding that of acquired workforce-in-place, amounted to $146,000 and $295,000 for the three and six months ended January 31, 2003, respectively, and $405,000 and $893,000 in the corresponding periods in fiscal 2002. Except for developed and core technology, all other intangible assets were fully amortized as of January 31, 2003. Amortization of developed and core technology is computed over the period of benefit, generally three years. We expect total amortization expense to be $270,000 for the remainder of fiscal 2003, at which time all other existing intangible assets will be fully amortized, based on acquisitions completed as of January 31, 2003.

Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale. Although the statement retains some of the requirements of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” it supersedes SFAS No. 121 and Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business.” SFAS No. 144 requires that long-lived assets to be disposed of by sale, including in continued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. We adopted the statement effective August 1, 2002. The adoption did not have a material impact on our financial position or results of operations.

Accounting for Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under the EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. We adopted SFAS No. 146 effective January 1, 2003. The effect on adoption of SFAS No. 146 changes on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption did not have a material effect on our financial position or results of operations.

Accounting for Multiple-Element Revenue Arrangements

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Multiple-Element Revenue Arrangements.” EITF No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting, as well as how the arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. We are currently assessing the impact of adopting EITF No. 00-21 on our financial position and results of operations.

Accounting and Disclosure Requirements for Guarantees

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Guarantees of Indebtedness of Others.” FIN No. 45 addresses the disclosures to be made by a company in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the Company’s year-end, and the disclosure requirements are effective for financial statements of interim or annual periods that end after December 15, 2002. Our adoption of FIN No. 45 did not have a material impact on our financial position or results of operations. Refer to further discussion on our guarantees and warranty provisions set forth below under the caption “Liquidity and Capital Resources.”

Accounting for Stock-Based Compensation

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The transition and annual disclosure requirements for us of SFAS No. 148 are effective beginning fiscal 2003. The interim disclosure requirements for us are effective beginning with the third quarter of fiscal 2003. We follow APB 25 in accounting for our employee stock options. We believe that our adoption of SFAS No. 148 will not have a material impact on our financial position and results of operations.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company.

FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. We have evaluated the provisions of FIN No. 46 and determined that we do not have any variable interest entities. Accordingly, we believe that our adoption of FIN No. 46 will not have a material impact on our financial position and results of operations.

Liquidity and Capital Resources

We ended the second quarter of fiscal 2003 with $30,047,000 in cash, cash equivalents and short-term investments. Cash and cash equivalents increased by $1,727,000 during the first half of fiscal 2003 to $6,058,000 at January 31, 2003. Short-term investments decreased by $6,111,000 to $23,989,000 during the same period.

Net cash used in operations was $3,106,000 during the six months ended January 31, 2003, compared with $8,632,000 during the same period in fiscal 2002. Operating cash flow in the first half of fiscal 2003 comprised $1,055,000 of net loss, as adjusted for non-cash items and $2,051,000 of net change in working capital items, compared with $7,780,000 of net loss, as adjusted for non-cash items and $852,000 of net change in working capital items in the first half of fiscal 2002. Our negative operating cash flows primarily reflect our net losses resulting generally from the same factors affecting our revenues and expenses as described above. The change in working capital items in the first half of fiscal 2003 reflected a $1,322,000 increase in accounts receivable, a $706,000 net decrease in accounts payable and accrued liabilities, and an $83,000 decrease in deferred revenue, offset by a $60,000 decrease in all other assets. The change in working capital items in the first half of fiscal 2002 reflected a $645,000 decrease in accounts payable and accrued liabilities and a $389,000 decreased in deferred revenue, offset by a $182,000 net decrease in accounts receivable and all other assets. We made significant changes to our operating structure, including the consolidation of facilities and the reduction of our workforce, over the last two quarters of fiscal 2002. We believe that these efforts will continue to control spending and maintain our operating expenses at a level that is in more in line with current revenue levels and align us with our goal to improve our operating cash flows and overall financial results.

Net cash of $6,005,000 provided by investing activities during the first half of fiscal 2003, resulted from $6,079,000 of net sales of short-term investments, partially offset by capital expenditures of $74,000. Net cash of $711,000 provided in investing activities during the first half of fiscal 2002 primarily resulted from a $821,000 of net sales of short-term investments and a $223,000 decrease in restricted cash, partially offset by capital expenditures of $333,000.

Net cash of $1,172,000 used in financing activities during the first half of fiscal 2003 resulted from a $2,000,000 repayment on borrowings, partially offset by $498,000 of proceeds from issuances of common stock and $330,000 of note repayments from stockholders. Net cash of $2,177,000 provided by financing activities during the first half of fiscal 2002 resulted from $2,000,000 drawn from a line of credit and $479,000 of proceeds from issuances of common stock, partially offset by a $302,000 repayment on borrowings.

Effects of Inflation

We believe that our financial results have not been significantly impacted by inflation and price changes during the first half of fiscal 2003, fiscal 2002 and fiscal 2001.

Related Party Transactions

Our former chief financial officer terminated his employment with Pumatech as of September 2, 2002. Consequently, in accordance with the officer’s outstanding loan agreement, his unpaid loan principal of $235,000 and related interest of 6% per annum, become repayable on the 185th day from his termination date, or on the due date of the loan, whichever is sooner. The repayment of the loan principal and accrued interest will, therefore, be due on March 6, 2003. The underlying principal amount of the loan is classified as “Other Current Assets” in the condensed consolidated balance sheets.

We have a full-recourse loan outstanding to an officer with a principal amount of $309,750, exclusive of accrued interest, as of January 31, 2003. The loan carries an interest rate of 4.75% per annum and is payable on June 14, 2008. The due date may be accelerated due to a number of factors including, failure to make payments due under the note or termination of employment. The note is secured by shares of the common stock purchased. The underlying principal amount of the loan is classified as “Other Assets” in the condensed consolidated balance sheets.

In fiscal 2002, we recorded accruals of approximately $257,000 related to separation agreements with our former president and chief executive officer and former executive vice president of sales and business development. In accordance with the agreements, the accrued amounts were paid over the 6-month period following the officers’ termination. Approximately $40,000 and $219,000 were paid in cash during the three and six months ended January 31, 2003. None of the accruals remained unpaid as of January 31, 2003.

The outstanding promissory notes of $315,000 and $15,000 used by certain former officers of Pumatech to purchase shares of our common stock as of July 31, 2002, were fully paid off, together with the accrued interest, in August and September 2002, respectively.

Dispute Settlement

During fiscal 2002, Navisite, Inc., a company that formerly provided certain web site hosting and related services to us, alleged that we improperly terminated a service agreement with and were thereby indebted to Navisite. Accordingly, we had established a loss contingency reserve we believed to be adequate for this purpose. After vigorously contesting the allegation, we reached a settlement with Navisite and agreed to pay a total of $350,000, inclusive of fees for the services previously provided. The total amount of the settlement was not significantly different from the established loss contingency reserve. $175,000 was paid out in cash during the three months ended January 31, 2003, and the remaining $175,000 was paid out in cash in February 2003.

Restricted Cash and Line of Credit

We have restricted cash held by two financial institutions as collateral on letters of credit in connection with our lease of office spaces. At January 31, 2003, the restricted cash amounted to $408,000, of which $56,000 is included in “Other Current Assets.”

We had a loan and security agreement that provided us a $10,000,000 revolving credit line. The outstanding balance of $2,000,000 at July 31, 2002 was fully paid on the date of the agreement’s expiration in September 2002. Currently, we have no plan to renew the line of credit.

Commitments

The following table sets forth future payments due under our lease obligations as of January 31, 2003 (in thousands):

	Operating Leases	Proceeds from Subleases	Future Minimum Lease Payments
Six months ending July 31, 2003	$1,591	$(500)	$1,091
Fiscal year ending July 31,
2004	2,984	(465)	2,519
2005	2,559	(412)	2,147
2006	1,627	(18)	1,609

	$8,761	$(1,395)	$7,366

We are also committed to invest an additional $1,913,000 in Azure Venture Partners. The total of future actual investments may be less than this amount, depending on future performance of the investee companies. These funds are expected to be paid contractually as requested by the general partners over a period not to exceed the contract term of eight years.

Guarantees

At January 31, 2003 and July 31, 2002, we had two letters of credit that collateralize certain operating lease obligations of the Company and total approximately $408,000. We collateralize these letters of credit with cash deposits made with some of its financial institutions and has classified the short-term and the long-term portions as “Other Current Assets” and “Restricted Cash,” respectively, on the condensed consolidated balance sheet as of January 31, 2003 and July 31, 2002. Our landlords are able to draw on each respective letter of credit in the event that we are found to be in default of our obligations under each of our operating leases.

Warranties

We generally provide a warranty for our software products and services to our customers for a period of 90 days. Our software products’ media are generally warrantied to be free of defects in materials and workmanship under normal use and the products are also generally warrantied to substantially perform as described in certain company documentation. Our services are generally warrantied to be performed in a professional manner and to conform materially to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, we generally correct or provide a reasonable work around or replacement product. We believe such obligations do not significantly affect our financial position or results of operations.

We accrue for warranty expenses at the time revenue is recognized and maintain a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs. In other instances, additional amounts are recorded when such costs are probable and can be reasonably estimated. The warranty accrual is reviewed at least quarterly. As of January 31, 2003, the warranty accrual was $200,000. The following table summarizes the activity related to the product warranty liability during the six months ended January 31, 2003 (in thousands):

Balance as of July 31, 2002	$200
Costs to service warranty obligations	(142)
Warranty provision	142

Balance as of January 31, 2003	$200

Indemnification Obligations

On certain occasions, we provide to our customers intellectual property indemnification, subject to certain limitations, in our arrangements for our software products or services. Typically these obligations provide that we will indemnify, defend and hold the customers harmless against claims by third parties that our software products or services infringe upon the copyrights, trademarks, patents or trade secret rights of such third parties. As of January 31, 2003, no such claim has been made by any third party with regard to our software products or services. The recognition of a separate liability reserve for indemnification obligations is not considered necessary.

We believe that our current cash, cash equivalents and short-term investment balances, including cash generated from operations, if any, will be sufficient to meet our working capital and other cash requirements for at least the next 12 months. We expect total capital expenditures for the last two quarters of fiscal 2003 to range between $100,000 and $300,000, principally for various systems upgrades.

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

We are exposed to recent unfavorable economic conditions that have resulted in lower revenue in the previous fiscal year and caused us to take various actions to reduce operating expenses. Continued or worsened conditions may result in additional actions to reduce operating expenses.

Our revenue declined sequentially in the six quarters before the first quarter of fiscal 2003, largely as a result of recent unfavorable economic conditions that have caused our customers to delay, decrease or cancel corporate IT spending. We also made adjustments and incurred charges associated with actions we recently implemented, aimed at reducing operating expenses. We expect the current economic conditions to continue well into the remainder of fiscal 2003, and there can be no certainty as to the severity or duration of the economic slowdown. To date, various segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdowns and layoffs. Moreover, there is increasing uncertainty in the enterprise software market attributable to many factors, including global economic conditions and strong competitive forces. Our future revenue and results of operations may continue to experience substantial fluctuations from quarter to quarter as a consequence of these factors, and such conditions and other factors affecting capital spending may continue to affect the timing of purchase or service orders from our current and potential customers. As a result, continued economic slowdowns in general may require us to take additional cost-reduction measures that could have a material adverse effect on our business, operating results or financial condition.

We have experienced losses and may not achieve sustained profitability in the future. And as we implement our plan to reduce operating expenses, we may fail to support our operations, which could reduce demand for our products and services and materially adversely affect our results of operations.

We have experienced losses of $2.1 million for the six months ended January 31, 2003, and $34.5 million and $41.8 million for fiscal 2002 and 2001, respectively. We may not be able to attain or sustain consistent future revenue growth on a quarterly or annual basis, or achieve and maintain consistent profitability on a quarterly or annual basis. An investor in our common stock should accordingly consider the risks, expenses and difficulties that companies frequently encounter in the new and rapidly evolving market for synchronization products and services. These risks to us include:

•	our evolving business model;

•	our need and ability to generate and manage growth;

•	rapid evolution of technology;

•	rigid competition; and

•	harsh economy and reduced IT spending.

To address these risks and uncertainties, we must take several steps, including:

•	creating and maintaining strategic relationships;

•	expanding sales and marketing activities;

•	integrating existing and acquired technologies;

•	expanding our customer base and retaining key clients;

•	introducing and expanding new services;

•	competing in a highly competitive market; and

•	attracting, retaining and motivating key employees.

We may not be successful in implementing any of our strategies or in addressing these risks and uncertainties. Despite cost-reduction measures we implemented in fiscal 2002 and 2001, we expect that we will continue to incur reasonable costs, primarily as a result of: (1) our investment in various initiatives to enhance our existing products, (2) development and introduction of new products and technologies that meet changing customer requirements, and (3) cultivation of relationships with our software development partners. Moreover, even if we accomplish our objectives, we still may not achieve sustainable profitability in the future.

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

We rely on a combination of patents, copyrights, trademarks, service mark and trade secret laws and contractual restrictions to establish and protect proprietary rights in our products and services. These measures afford only limited protection. We currently have 18 issued United States patents and an additional 18 patent applications pending in the United States. Effective intellectual property protection may not be available in every country in which we offer our products and services. Our means of protecting our proprietary rights in the United States or abroad may not be adequate, and competitors may independently develop similar technologies. We have also provided our source code under escrow agreements and to foreign contractors, which may increase the likelihood of misappropriation by third parties. Our future success will depend in part on our ability to protect our proprietary rights. Despite our efforts to protect our proprietary rights and technologies, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. Embedded software products, like those we offer, can be especially susceptible to software piracy. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States.

Litigation may be necessary to enforce our intellectual property rights or to protect our trade secrets or trademarks. For instance, on April 19, 2002, and January 10, 2003, we filed patent infringement suits against Extended Systems, Inc. and Synchrologic, Inc., respectively, in the United States District Court for the Northern District of California. In these suits, we alleged that these companies’ server and desktop products infringe on several of our synchronization-related patents. We are seeking an injunction against future sales of infringing server and desktop products, as well as damages for past sales of the infringing products, of both companies. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management’s attention from growing our business. Failure to successfully enforce and protect our intellectual property would substantially harm our business.

There are many companies providing competing products and services.

There are few substantial barriers to entry in our markets and we expect that we will face additional competition from existing competitors and new market entrants in the future. We currently face direct competition with respect to our Intellisync, Enterprise Intellisync and Satellite Forms products. Intellisync enterprise and retail products face competition from AvantGo Inc.’s Pylon Conduit, Chapura, Inc.’s Pocket Mirror, Extended Systems, Inc.’s XTNDConnectPC, IBM Corporation’s Lotus Software EasySync Pro, LapLink, Inc.’s PDASync, Microsoft, Inc’s ActiveSync, Palm Desktop from Palm, Inc. and others. Satellite Forms faces competition from Adobe Systems, Inc.,

Aligo, Inc., AppForge, Inc., Covigo, Inc., iConverse, Inc., Metrowerks Code Warrior, mPortal, Inc., Pencel Corporation, Pendragon Software Corporation, Penright Corporation’s MobileBuilder and others. Our server-based software’s synchronization features face competition from Aether Systems, AvantGo, Extended Systems, FusionOne, Inc., InfoSpace, Inc., Infowave Software, JP Mobile, Inc., Microsoft, Motorola, Inc., Openwave, Inc., Sybase, Inc., Synchrologic, Inc., Wireless Knowledge, Inc., XcelleNet, Inc. and others. In addition to direct competition noted, we face indirect competition from existing and potential customers that may provide internally developed solutions to each of our technology licensing components.

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

Our business and prospects depend on, to a significant degree, demand for, and market acceptance of, wireless and other mobile computing devices.

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

The size of the mobile computing market cannot be accurately estimated, and therefore we are unable to accurately determine the potential demand for most of our products and services. If our customer base does not expand or if there is not widespread acceptance of our products and services, our business and prospects will be harmed. We believe that our potential to grow and increase the market acceptance of our products depends principally on the following factors, some of which are beyond our control:

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

Acquisitions we may make in the future could disrupt our business or not be successful and harm our financial condition.

In the event of any future acquisitions or investments in other complementary companies, products and technologies, we could:

•	issue stock that would dilute the ownership of our then existing stockholders;

•	reduce our cash reserves;

•	incur debt;

•	assume liabilities;

•	face SEC challenges to the accounting treatment of these acquisitions, which may result in changes to our financial statements and cause us to incur charges to earnings over time that we did not expect;

•	incur amortization expenses related to intangible assets (other than goodwill); or

•	incur large and immediate write-offs.

These acquisitions and investments also involve numerous risks, including:

•	problems integrating the operations, technologies or products purchased with those we already have;

•	unanticipated costs and liabilities;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience;

•	potential loss of key employees, particularly those of the acquired organizations; and

•	uncertainties in negotiating and consummating acquisitions that may be subject to bankruptcy court approval.

Future geographical expansion and growth, including the establishment of new sales or engineering operations, can have an effect on our operations.

In the future, we may further expand into other geographical areas within the United States and internationally by establishing new sales or engineering operations in such areas. Any such transactions may result in the incurrence of various costs and expenses, and place a significant strain upon our operating and financial systems and resources that could materially adversely affect our financial results following such a transaction. Such transactions also involve numerous business risks, including difficulties in the assimilation of the new operations and the diversion of management’s attention from other business. It is also difficult to predict future requirements for the number and type of employees in the fields and geographies in which we plan to operate. Failure to align employee skills and populations with revenue and market requirements would have a material adverse impact on our business and operating results. Moreover, there can be no assurance that the newly established operations will contribute significantly to our sales or earnings.

There are risks associated with our long-term investments that may adversely affect our results of operations.

Historically, we have made direct and indirect investments in privately held companies. Currently, we have a commitment to a venture capital firm that invests in companies that we believe have the potential to grow, and we may continue to make strategic investments in the future. There can be no assurance that these investments will bring us a return on investment. In addition, because the strategic investments tend to be in small, start-up technology companies that are at risk for financial failure especially during an economic slowdown, there is a greater risk that the investments might be impaired. Any impairment of such investments in the future could have a material adverse effect on our results of operations and financial condition.

We are dependent on our international operations for a significant portion of our revenues.

International revenue, primarily from customers based in Japan and Europe, accounted for 35% of our revenue in the first half of fiscal 2003, and 31% and 26% of our revenue in fiscal 2002 and 2001, respectively. In the future, we may further expand our international presence. As we continue to expand internationally, we are increasingly subject to risks of doing business internationally, including:

•	unexpected changes in regulatory requirements and tariffs;

•	export controls relating to encryption technology and other export restrictions;

•	reduced protection for intellectual property rights in some countries;

•	political and economic instability, including a potential war in Iraq;

•	difficulties in staffing and managing foreign operations;

•	fluctuations in currency exchange rates that may make our products more expensive to international customers;

•	gains and losses on the conversion to United States dollars of accounts receivable and accounts payable arising from international operations, due to foreign currency denominated sales;

•	potentially adverse tax consequences;

•	nonrefundable withholding taxes on royalty income from customers in certain countries, such as Japan and Taiwan;

•	an adverse effect on our provision for income taxes based on the amount and mix of income from foreign customers;

•	longer payment cycles;

•	problems in collecting accounts receivable;

•	exposure to risk of non-payment by customers in foreign countries with highly inflationary economies; and

•	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world.

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

Our operating results have fluctuated in the past and are likely to continue to fluctuate significantly due to a number of factors, many of which are outside of our control, including, but not limited to:

•	the demand for our products and services;

•	our success in developing new products and integrating acquired technologies;

•	the timing of new product introductions by us and our competitors;

•	market acceptance of our new and enhanced products and services;

•	market acceptance of handheld devices generally, and those supported by our products and services;

•	the emergence of new industry standards;

•	the timing of customer orders;

•	the mix of products and services sold;

•	product life cycles;

•	competition;

•	the mix of distribution channels employed;

•	seasonal trends;

•	the timing and magnitude of our capital expenditures;

•	the evolving and unpredictable nature of the markets for our products and mobile computing devices generally;

•	the growth rate of the markets for PCs, wireless devices and mobile computing devices in general; and

•	general economic conditions.

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

Many of our customers have been successful in implementing our various technology initiatives without further provision of technical service. However, we believe that building strong relationships with our customers, as well as future growth in our product sales, depends on our ability to provide our customers with professional services, including customer support, training, consulting and initial implementation and deployment of our products when necessary. We have developed an in-house professional services group and utilize a number of international software development partners with a workforce that can perform these tasks and that also educates third-party systems integrators in the use of our products so that they can provide these services to our customers. If we are unable to develop sufficient relationships with third-party systems integrators and other customers, unable to complete product implementations in a timely manner, or unable to provide customers with satisfactory and quality support, consulting, maintenance and other services, we could face customer dissatisfaction, damage to our reputation, decreased overall demand for our products and loss of revenue.

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

Refer to discussion on Navisite legal settlement set forth under the caption “Results of Operations” above. In any future dispute such as that with Navisite, there can be no assurance that we will be successful in asserting our position. Although we may establish a loss contingency reserve, if disputes regarding reimbursable amounts cannot be resolved favorably, we may incur more significant costs, including the payment of the disputed amounts, which could have a material adverse effect on our results of operations in the period in which the litigation is resolved.

We may incur in future periods significant stock-based compensation charges related to certain stock options.

Based on certain accounting standards involving stock compensation, we have incurred and will continue to incur variable accounting costs related to stock options, including those associated with our cancellation/regrant programs and certain unvested, restricted shares exercised with a full recourse note. Those standards require us to remeasure compensation costs for such options each reporting period based on changes in the market value of the underlying common stock. Depending upon movements in the market value of our common stock, the variable accounting treatment of those stock options may result in significant additional non-cash compensation costs in future periods.

Recent threats of terrorism and resulting military and other actions, including a potential armed conflict with Iraq, could adversely affect our business.

Threats of further terrorism since the September 11 terrorist incident in the United States continue to shake consumer confidence. The United States, consequently, continues to actively use military force to pursue those behind these attacks and implement broader actions against global terrorism. The continued threat of terrorism throughout the world, the escalation of military action, heightened security measures in response to such threats, and the potential war against Iraq may cause further disruption to the global economy, including widespread recession. To the extent that such disruptions result in a continued general decrease in consumer spending and demand for our products and services, our inability to effectively market our products, or financial or operational difficulties for various vendors on whom we rely for certain integral services used to support our operations, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, results of operations or financial condition.

Provisions in Our Charter Documents and Delaware Law and Our Adoption of a Stockholder Rights Plan May Delay or Prevent Acquisition Of Us, Which Could Decrease the Value of Our Common Stock.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. In addition, our Board of Directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Although we believe these provisions of our certificate of incorporation and bylaws, Delaware law and our stockholder rights plan, which is described below, will provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our Board of Directors, these provisions apply even if the offer may be considered beneficial by some of our stockholders.

Our Board of Directors adopted a stockholder rights plan, pursuant to which we declared and paid a dividend of one stock purchase right (a “Right”) for each outstanding share of our common stock, par value $0.001 per share (the “Common Shares”), held by stockholders of record as of January 24, 2003 (the “Record Date”). The Rights will become exercisable only upon the occurrence of certain events specified in the Preferred Shares Rights Agreement (the “Rights Agreement”) between us and Computershare Investor Services LLC, as Rights Agent, including the acquisition of 15% of our outstanding common stock by a person or group. In addition, one Right shall be issued with each Common Share that becomes outstanding between the Record Date and the earlier of the Distribution Date, and the Expiration Date (as such terms are defined in the Rights Agreement) or in certain circumstances, after the Distribution Date. Each Right entitles the registered holder, other than an “acquiring person,” under specified circumstances, to purchase from us one one-thousandth of a share of our Series A Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”), at a price of $10.00 per one one-thousandth of a Preferred Share, subject to adjustment. In addition, each Right entitles the registered holder, other than an “acquiring person,” under specified circumstances, to purchase from us that number of shares of Common Stock having a market value of two times the exercise price of the Right. Subject to certain limitations, the terms of the Rights may be amended by a resolution of the Board of Directors without the consent of the holders of the Rights. Reference is made to our Report on Form 8-K dated January 15, 2003 regarding the stockholder rights plan.

Our common stock will likely be subject to substantial price and volume fluctuations due to a number of factors, some of which are beyond our control.

The trading price of our common stock has been, and is likely to continue to be, highly volatile. Our stock price is subject to wide fluctuations in response to a variety of factors including:

•	quarterly variations in operating results;

•	seasonal fluctuations on product sales;

•	announcements of technological innovations;

•	announcements of new software or services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	delisting from the Nasdaq National Market; or

•	other events beyond our control, including general market conditions, as well as the recent threat of war with Iraq.

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

Recently, companies experiencing high volatility or significant drops in their stock prices have faced securities class action lawsuits when the market price of a stock has been volatile. Holders of that stock have often instituted securities class action litigation against the company that issued the stock when such stock declines. If any of our stockholders brought such a lawsuit against us, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management. Further, any settlement of such a lawsuit could adversely affect us.

The loss of key personnel could harm our business.

The success of our business will continue to depend upon certain key technical and senior management personnel, including our chief executive officer, Woodson Hobbs, senior vice president of sales and marketing, Clyde Foster, vice president of product management, Pam Deziel, vice president of engineering, John Stossel, and chief accounting officer, J. Keith Kitchen, many of whom would be extremely difficult to replace. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our existing key managerial, technical, or sales and marketing personnel. The loss of these officers and other or key employees in the future might adversely affect our business and impede the achievement of our business objectives.

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

We depend on development tools provided by a limited number of third-party vendors. Together with application developers, we rely primarily upon software development tools provided by companies in the PC and mobile computing device industries. If any of these companies fails to support or maintain these development tools, we will have to support the tools ourselves or transition to another vendor. Such maintenance or support of the tools or transition could be time-consuming, could delay the product release and upgrade schedule and could delay the development and availability of third-party applications used in our products. Failure to procure the needed software development tools or any delay in availability of third-party applications could negatively impact our ability, and the ability of third-party application developers, to release and support our products, or they could negatively and materially affect the acceptance of and demand for our products, business and prospects.

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

Our common stock is listed on the Nasdaq National Market. In order to maintain our listing on the Nasdaq National Market, we must meet minimum financial and other requirements. If our stock price fails to close at $1.00 or higher for 30 consecutive days, The Nasdaq Stock Market, Inc. may determine that we are not in compliance with its listing requirements and commence proceedings to have our stock delisted from the National Market. Other reasons for possible delisting include failure to maintain a minimum amount of stockholders’ equity, and failure to file various reports with the Securities and Exchange Commission in a timely fashion, as well as other requirements. There are also circumstances in which Nasdaq may exercise broad discretionary authority for continued inclusion. If our common stock were delisted from the Nasdaq National Market for any reason, it could materially reduce the value of our common stock and its liquidity.

The delisting of our common stock from Nasdaq National Market may result in a reduction in some or all of the following, each of which may have a material adverse effect on our investors:

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

As of January 31, 2003, our goodwill and other intangibles amounted to $3.0 million, net of accumulated amortization. We ceased to amortize our existing goodwill upon our adoption of SFAS No. 142 in the beginning of fiscal 2003. We expect to complete the amortization of other existing intangibles with a total charge of approximately $0.3 million for the six months ending July 31, 2003. However, to the extent we do not generate sufficient cash flows to recover the net amount of any investment in intangibles recorded, the investment could be considered impaired and subject to earlier write-off. Such impairments of goodwill or other intangible assets could have a negative impact on our results of operations in any given period.

Our restructurings could result in customer and employee uncertainty and management distractions.

We have undergone a number of restructurings in fiscal 2002, 2001 and 1999 involving, among other things, a substantial reduction in our worldwide workforce. These reductions could result in customers or prospective customers deciding to delay or cancel their purchases of our products and services due to perceived uncertainty caused by the restructurings. There can be no assurance that we will not reduce or otherwise adjust our workforce again in the future or that the related transition issues associated with such reductions will not adversely affect our operations or customer perceptions in the future. This uncertainty could result in a lack of focus and reduced productivity by our remaining employees, including those directly responsible for revenue generation, which in turn may affect our revenue in the future. In addition, employees directly affected by the reductions may seek future employment with our business partners, customers, or even our competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, there can be no assurances that the confidential nature of our proprietary information will be maintained in the course of such future employment.

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

To date, the majority of our customers have paid for our products and services in United States dollars. For the first half of fiscal 2003, and fiscal years 2002 and 2001, costs denominated in foreign currencies were nominal and we had minimal foreign currency losses during those periods. However, we believe that in the future an increasing portion of our costs will be denominated in foreign currencies as we increase operations in Europe and open offices in other countries. Fluctuations in the value of the Yen, Euro or other foreign currencies may cause our business and prospects to suffer. We will also be exposed to increased risk of non-payment by our customers in foreign countries, especially those with highly inflationary economies. We currently do not engage in foreign exchange hedging activities and, although we have not yet experienced any material losses due to foreign currency fluctuation, our international revenues are currently subject to the risks of foreign currency fluctuations, and such risks will increase as our international revenues increase.

System failures or accidental or intentional security breaches could disrupt our operations, cause us to incur significant expenses, expose us to liability and harm our reputation.

Our operations depend upon our ability to maintain and protect our computer systems and core business applications, which are located at our offices, as well as hosted by a third-party vendor. Although we are taking various precautions to maintain and protect them, our systems could still be vulnerable to damage from break-ins, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. We also maintain insurance against break-in, unauthorized access, vandalism, fires, floods, earthquakes and general business interruptions. The amount of coverage, however, may not be adequate in any particular case, and will not likely compensate us for all the damages caused by these or similar events. In addition, while we put various security measures in place to detect any unauthorized access to our computers and computer networks, we may be unable to prevent computer programmers or hackers from penetrating our network security or creating viruses to sabotage or otherwise attack our computer networks from time to time. A breach of our security could seriously damage our reputation, which would harm our business. In addition, because a hacker who penetrates our network security could misappropriate proprietary information or cause interruptions in our services, we might be required to expend significant resources to protect against, or to alleviate, problems caused by hackers. We might also face liability to persons harmed by misappropriation of secure information if it is determined that we did not exercise sufficient care to protect our systems.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of risks, including changes in interest rates, foreign currency fluctuations and market values of our investments, which could impact our results of operations and financial condition. We currently do not utilize derivative financial instruments to hedge such risks.

Interest Rate Risk

At January 31, 2003, we had an investment portfolio of mostly fixed income securities, including those classified as cash equivalents and securities available-for-sale, of $27,762,000. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of January 31, 2003, the decline of the fair value of the portfolio would be immaterial. We attempt to mitigate risk by holding our fixed income investments until maturity to avoid recognizing an adverse impact in income or cash flows in the event of an increase in market interest rates, but an increase in our liquidity needs may require us to sell fixed-rate securities prior to maturity.

The table below presents the carrying value (which approximates fair value) and related weighted average coupon interest rates for our investment portfolio at January 31, 2003 (in thousands, except interest rates).

	Carrying Amount	Average Coupon Interest Rate
Cash equivalents	$3,870	1.3%
Short-term investments:
Due within one year or less	7,299	5.2%
Due after one year through two years	8,114	3.9%
Annuities and auction rate preferred stock, with no maturity	8,479	2.2%

Total short-term investments	23,892	3.7%

Total portfolio	$27,762	3.4%

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

Other Investment Risk

We are a limited partner in a venture capital fund, through which we invest in equity instruments of privately-held companies for business and strategic purposes. Our investment in this venture capital fund is included in other assets and is accounted for under the cost method as our ownership is less than 3% and we do not have the ability to exercise significant influence over operations. At January 31, 2003, this investment amounted to $2,422,000. For such investment, we regularly review the operating performance of the fund in assessing the carrying value. We identify and record an impairment loss when events and circumstances indicate that such asset might be impaired.

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

PUMATECH, INC.

PART II—OTHER INFORMATION

Item 1.    Legal proceedings

On January 10, 2003, we filed a patent infringement suit against Synchrologic, Inc. in the United States District Court for the Northern District of California, alleging that Synchrologic’s server and desktop products infringe on six of our synchronization-related patents. In the suit, we are seeking an injunction against future sales of Synchrologic’s infringing products, as well as damages for past sales of the infringing products. We further alleged that Synchrologic’s infringement of the six synchronization patents was willful and deliberate, entitling us to an award of treble damages, costs and reasonable attorneys’ fees.

On February 18, 2003, Synchrologic filed its response to the patent infringement suit. In its formal response and counterclaim, Synchrologic denied the allegations, challenged the validity and enforceability of our patents and accused us of false statements in our press release. The parties will begin discovery on March 14, 2003, and expect that such discovery will continue for at least three months. We believe that our patent infringement claims have merit, that the statements in our press releases are factual and therefore not actionable, and intend to vigorously pursue those claims.

During fiscal 2002, Navisite, Inc., a company that formerly provided certain Web site hosting and related services to us, alleged that we improperly terminated a service agreement with and were thereby indebted to Navisite. After vigorously contesting the allegation, we reached a settlement with Navisite and agreed to pay a total of $350,000, inclusive of fees for the services previously provided. The total amount of the settlement was not significantly different from the established loss contingency reserve. $175,000 was paid out in cash during the three months ended January 31, 2003, and the remaining $175,000 was paid out in cash in February 2003.

We are also involved in various legal proceedings from time to time arising in the ordinary course of business, none of which are expected to have a material adverse effect on our results of operations or financial condition.

Refer to the caption “Our failure to adequately protect our proprietary rights may harm our competitive position” set forth under Factors That May Affect Future Operating Results in Part I, Item 2 above.

Item 2.    Changes in securities and use of proceeds

Not Applicable

Item 3.    Defaults upon senior securities

Not Applicable

Item 4.    Submission of matters to a vote of security holders

We held our annual meeting of stockholders on December 6, 2002. At that meeting, the following individuals were elected to serve as directors until the next annual meeting of stockholders or until their earliest resignation or removal:

Nominee	For	Withheld	Against
Woodson Hobbs	37,831,195	1,793,791	0
Michael M. Clair	36,601,353	3,023,633	0
Michael J. Praisner	36,637,877	2,987,109	0
Kirsten Berg-Painter	36,617,968	3,007,018	0

Also at that meeting, the following matters were voted upon with the number of votes cast for, against or withheld as set forth in the columns opposite the respective matters.

Matter	For	Against	Abstain
To consider and vote upon a proposed amendment to the Certificate of Incorporation of Pumatech to enable Pumatech to effect a one-for-eight reverse stock split, during the 12 months following approval by the stockholders of such amendment, if the Board of Directors determines that such action is necessary and appropriate, and in the best interests of Pumatech and its stockholders to seek to maintain the listing of Pumatech’s common stock on the Nasdaq National Market or, if necessary, to transfer Pumatech’s listing to the Nasdaq SmallCap Market	37,883,697	1,673,327	67,962

To approve the Pumatech, Inc. 2002 Stock Option Plan	35,200,923	4,151,364	272,699

To ratify the appointment of PricewaterhouseCoopers LLP as Pumatech’s independent public accountants for the fiscal year ending July 31, 2003	38,165,590	1,247,545	211,851

Item 5.    Other information

Not Applicable

Item 6.    Exhibits and reports on Form 8-K

(a)	Exhibits

Not Applicable

(b)	Reports on Form 8-K

Report on Form 8-K dated December 9, 2002 reporting our receipt of the notice from The Nasdaq Stock Market, Inc. acknowledging that we currently meet Nasdaq’s requirements for continued listing of Pumatech’s common stock, and the Nasdaq Listing Qualification Panel’s determination to continue the listing of Pumatech’s securities on the Nasdaq National Market. Further, the report confirmed that our stockholders had approved each of the proposals described in our proxy statement at the Annual Meeting, which took place on Friday, December 6, 2002.

Report on Form 8-K dated January 15, 2003 reporting our adoption of a stockholder rights plan. Refer to Note 9 to Unaudited Condensed Consolidated Financial Statements set forth under Part I, Item 1 above for further information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PUMATECH, INC. (Registrant)

Date: March 5, 2003	By:	/s/ J. KEITH KITCHEN
J. KEITH KITCHEN Vice President of Finance and Administration and Chief Accounting Officer (Principal Financial and Accounting Officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Woodson Hobbs, President and Chief Executive Officer of Pumatech, Inc., certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Pumatech, Inc. (the “Registrant”);

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

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

Dated: March 5, 2003 /s/ WOODSON HOBBS
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

Dated: March 5, 2003 /s/ J. KEITH KITCHEN
J. Keith Kitchen Vice President of Finance and Administration and Chief Accounting Officer