Form 10-Q
period 2003-04-30
PUMATECH INC
filed 2003-06-13
CIK 1020716

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 9, 2003: 47,634,690

PUMATECH, INC.

10-Q REPORT

PUMATECH, INC.

PART I—FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	April 30, 2003	July 31, 2002
Assets
Current assets:
Cash and cash equivalents	$5,048	$4,331
Short-term investments	23,738	30,100
Accounts receivable, net of allowance for doubtful accounts of $288 and $725	4,488	3,009
Inventories, net	93	76
Other current assets	1,005	1,020

Total current assets	34,372	38,536
Property and equipment, net	1,293	2,037
Goodwill, net	2,731	2,731
Other intangible assets, net	1,368	565
Restricted cash	352	352
Other assets	644	3,091

Total assets	$40,760	$47,312

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,560	$995
Accrued liabilities	4,464	4,764
Current portion of borrowings	—	2,000
Deferred revenue	2,244	2,678

Total current liabilities	8,268	10,437
Other liabilities	1,131	1,991

Total liabilities	9,399	12,428

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; none issued and outstanding at April 30, 2003 and July 31, 2002	—	—
Common stock, $0.001 par value; 80,000 shares authorized; 47,049 and 45,851 shares issued and outstanding at April 30, 2003 and July 31, 2002	47	46
Additional paid-in capital	151,826	149,193
Receivable from stockholders	—	(330)
Deferred stock compensation	(719)	(226)
Accumulated deficit	(119,861)	(113,925)
Accumulated other comprehensive income	68	126

Total stockholders’ equity	31,361	34,884

Total liabilities and stockholders’ equity	$40,760	$47,312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUMATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
Revenue
License	$4,828	$4,862	$13,842	$15,431
Services	1,897	860	3,714	3,105

Total revenue	6,725	5,722	17,556	18,536

Cost and operating expenses:
Cost of revenue (includes non-cash stock compensation of $56, $(26), $56 and $5)	1,156	1,423	2,802	5,685
Research and development (includes non-cash stock compensation of $38, $(95), $89 and $76)	1,942	4,217	5,432	11,905
Sales and marketing (includes non-cash stock compensation of $80, $(46), $80 and $27)	2,996	3,630	8,334	12,608
General and administrative (includes non-cash stock compensation of $666, $22, $845 and $187)	1,587	952	3,986	3,324
Amortization of intangibles	180	1,251	475	4,077
In-process research and development	406	—	406	—
Severance and facilities costs	—	3,568	—	3,568

Total cost and operating expenses	8,267	15,041	21,435	41,167

Operating loss	(1,542)	(9,319)	(3,879)	(22,631)
Other income and expense, net	168	258	564	956
Other-than-temporary impairment of investments	(2,394)	(195)	(2,394)	(195)

Loss before income taxes	(3,768)	(9,256)	(5,709)	(21,870)
Provision for income taxes	(45)	(74)	(227)	(281)

Net loss	$(3,813)	$(9,330)	$(5,936)	$(22,151)

Basic and diluted net loss per common share	$(0.08)	$(0.21)	$(0.13)	$(0.49)

Shares used in computing basic and diluted net loss per common share	46,106	44,831	45,747	44,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUMATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended April 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(5,936)	$(22,151)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development	406	—
Severance and facilities costs	—	2,304
Other-than-temporary impairment of investments	2,394	195
Allowance for (recovery of) doubtful accounts	(318)	54
Inventory reserves	(21)	11
Depreciation and amortization	1,536	6,576
Non-cash stock compensation	1,070	295
Realized gain on sale of investments	(10)	—
Changes in operating assets and liabilities:
Accounts receivable	(530)	189
Inventories	4	137
Other current assets	223	238
Other assets	44	(22)
Accounts payable	428	(861)
Accrued liabilities	(2,100)	(725)
Deferred revenue	(566)	(2)

Net cash used in operating activities	(3,376)	(13,762)

Cash flows from investing activities:
Purchase of property and equipment	(256)	(530)
Maturities/sales of short-term investments, net	6,276	3,294
Decrease in restricted cash	—	223
Acquisition, net of cash acquired	(1,328)	—

Net cash provided by investing activities	4,692	2,987

Cash flows from financing activities:
Principal payments on borrowings	(2,000)	(302)
Proceeds from line of credit	—	2,000
Note repayments from stockholders	330	—
Proceeds upon exercise of stock options	906	126
Proceeds from ESPP shares issued	165	699

Net cash provided by (used in) financing activities	(599)	2,523

Net increase (decrease) in cash and cash equivalents	717	(8,252)
Cash and cash equivalents at beginning of period	4,331	18,837

Cash and cash equivalents at end of period	$5,048	$10,585

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUMATECH, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of Pumatech, Inc. (the “Company”) as of April 30, 2003 and for the three and nine months ended April 30, 2003 and 2002 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002. The condensed consolidated balance sheet as of July 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform to the current period’s presentation. The results of operations for the interim period ended April 30, 2003 are not necessarily indicative of results to be expected for the full year.

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows since inception. The Company incurred a net loss of approximately $3,813,000 and $5,936,000 for the three and nine months ended April 30, 2003, respectively, and negative cash flows from operations of approximately $3,376,000 for the nine months ended April 30, 2003. The Company’s cash balances may decline further, although the Company believes that the effects of its strategic actions implemented to improve revenue as well as control costs along with existing cash resources will be adequate to fund its operations for at least the next 12 months. Failure to generate sufficient revenues or control spending could adversely affect the Company’s ability to achieve its business objectives.

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

Transactions involving the sale of software products are accounted for under the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of 97-2, Software Revenue Recognition with Respect to Certain Transactions.” For contracts with multiple elements, and for which vendor-specific objective evidence of fair value for the undelivered elements exists, revenue is recognized for the delivered elements based upon the residual contract value as prescribed by SOP No. 98-9. The Company has accumulated relevant information from contracts to use in determining the availability of vendor-specific objective evidence and believes that such information complies with the criteria established in SOP No. 97-2 as follows:

•	Customers are required to pay separately for annual maintenance. Optional stated future renewal rates are included as a term of the contracts. The Company uses the renewal rate as vendor-specific objective evidence of fair value for maintenance.

•	The Company charges standard hourly rates for consulting services, when such services are sold separately, based upon the nature of the services and experience of the professionals performing the services.

•	For training, the Company charges standard rates for each course based upon the duration of the course, and such courses are separately priced in contracts. The Company has a history of selling these courses separately.

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

License and services revenue on contracts involving significant implementation, customization or services, that are essential to the functionality of the software is recognized over the period of each engagement, primarily using the percentage-of-completion method. Labor hours incurred is generally used as the measure of progress toward completion as prescribed by SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts.” Revenue for these arrangements is classified as license revenue and services revenue based upon estimates of fair value for each element, and the revenue is recognized based on the percentage-of-completion ratio for the arrangement. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. The Company considers a project completed at the go-live date. When the Company sells additional licenses, revenue is recognized after the go-live date if the products or user seats have been delivered and no remaining obligations exist.

The Company currently sells its products directly to individuals, small businesses and corporations, to original equipment manufacturers (OEMs) and to distributors and value-added resellers in North America, Europe, the Asia-Pacific region, South America and Africa. Revenue from products distributed indirectly through major distributors and resellers is recognized at the time these distributors and resellers sell the products to their customers. Agreements with the Company’s major distributors and resellers contain specific product return privileges for stock rotation and obsolete products that are generally limited to contractual amounts. Reserves for estimated future returns and credits for price protection are provided for upon revenue recognition. Product returns are recorded as a reduction of revenues. Accordingly, the Company has established a product returns reserve composed of 100% of product inventories held at the Company’s distribution partners, as well as an estimated amount for returns from customers of the distributors and other resellers as a result of stock rotation and obsolete products, among others. Such reserves are based on historical product returns and inventory levels on a product by product basis; current inventory levels and sell through data on a product by product basis as reported by the Company’s major distributors worldwide; demand forecast by product in each of principal geographic markets, which is impacted by the Company’s product release schedule, seasonal trends and analyses developed by the Company’s internal sales and marketing group; timing of planned stock rotation; and general economic conditions.

Revenue from OEMs under minimum guaranteed royalty arrangements, which are not subject to future obligations, is recognized when such royalties are earned and become payable. Royalty revenue that is subject to future obligations is recognized when such obligations are fulfilled. Royalty revenue that exceeds minimum guarantees is recognized in the period earned.

Stock-Based Compensation

The Company accounts for non-cash stock-based employee compensation using the intrinsic method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees and Related Interpretations,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosures.”

If compensation cost for the Company’s stock plans had been determined consistent with SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company’s net loss and loss per common share would have been adjusted to the pro-forma amounts indicated below (in thousands, except per common share data):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
Net loss as reported	$(3,813)	$(9,330)	$(5,936)	$(22,151)
Add: Stock-based employee compensation expense (recovery) included in reported net loss	840	(145)	1,070	295
Deduct: Total stock-based employee compensation expense (recovery) determined under fair value method for all awards	361	324	679	(1)

Pro forma net loss	(3,334)	(9,799)	(5,545)	(21,855)

Basic and diluted net loss per common share as reported	$(0.08)	$(0.21)	$(0.13)	$(0.49)

Basic and diluted pro forma net loss per common share	$(0.07)	$(0.22)	$(0.12)	$(0.49)

Because the Black-Scholes option valuation model was developed for traded options and requires the input of subjective assumptions and the number of future shares to be issued or cancelled is not known, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Note 2 Recently Issued Accounting Pronouncements

Goodwill and Other Intangible Assets

Refer to Note 5 for the discussion on the Company’s adoption of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”

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

Accounting and Disclosure Requirements for Guarantees

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Guarantees of Indebtedness of Others.” FIN No. 45 addresses the disclosures to be made by a company in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the Company’s year-end, and the disclosure requirements are effective for financial statements of interim or annual periods that end after December 15, 2002. The Company’s adoption of FIN No. 45 did not have a material impact on its financial position or results of operations. Refer to Note 10 for information on the Company’s guarantees and warranty provisions.

Accounting for Stock-Based Compensation

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No.123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The transition and annual disclosure requirements of SFAS No. 148 for the Company are effective beginning August 1, 2003. The interim disclosure requirements for the Company are effective beginning with the third quarter of fiscal 2003. The Company continues to account for stock-based compensation using the intrinsic value method under APB Opinion No. 25 and, therefore, does not believe that its adoption of SFAS No. 148 has a material impact on its financial position and results of operations. The disclosure modifications required for interim periods are included in the notes to these financial statements (Refer to Note 1).

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

Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying contract to conform to language used in FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position, cash flows or results of operations.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 will become effective for financial instruments entered into or modified after May 31, 2003. The Company is in the process of assessing the effect of SFAS No. 150 and does not expect the implementation of the pronouncement to have a material effect on its financial condition or results of operations.

Note 3 Balance Sheets Components

Inventories, net, consist of the following (in thousands):

	April 30, 2003	July 31, 2002
Raw materials	$15	$47
Finished goods and work-in-process	107	79

	122	126
Less: Inventory reserves	(29)	(50)

Inventories, net	$93	$76

Property and equipment, net, consist of the following (in thousands):

	April 30, 2003	July 31, 2002
Computer equipment and software	$4,755	$4,489
Furniture and office equipment	1,489	1,474
Leasehold improvements	785	774
Construction in progress	12	—

	7,041	6,737
Less: Accumulated depreciation and amortization	(5,748)	(4,700)

Property and equipment, net	$1,293	$2,037

Note 4 Business Combination

On March 27, 2003, the Company signed and closed a purchase agreement with Motorola, Inc. of Schaumburg, Illinois to acquire the entire outstanding shares of capital stock of Starfish Software, Inc., a wholly owned subsidiary of Motorola headquartered in Scotts Valley, California. Starfish is a provider of end-to-end mobile infrastructure solutions based on integrated platforms composed of server, desktop and device software for mobile data synchronization, wireless connectivity and device management. Under the terms of the stock purchase agreement, the Company initially paid a total of $1,501,000 in cash, subject to further adjustment based on actual working capital as of the closing date. The Company further paid $104,000 and accrued $74,000 based on subsequent adjustments made to Starfish’s working capital.

The Starfish acquisition has been accounted for in accordance with SFAS Nos. 141 and 142 and, therefore using the purchase method of accounting. The condensed consolidated financial statements include the results of operations of Starfish since the date of acquisition. The preliminary estimated purchase price of $1,831,000 (including estimated acquisition costs of $152,000) was assigned to the fair value of the assets acquired, including the following (in thousands):

Tangible assets acquired	$1,133
Liabilities assumed	(986)
In-process research and development	406
Developed and core technology	675
Patents	202
Trademarks	52
Customer base	278
Existing contracts	71

$1,831

The preliminary purchase price is subject to revision as more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available. Of the total purchase price, $1,278,000 was allocated to amortizable intangibles included in the above list. The amortizable intangible assets are being amortized using the straight-line method over the estimated useful life of the respective assets of 9 months to 4 years. Refer to Note 5.

As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use. Accordingly, the Company expensed the in-process research and development at the date of the acquisition. The value assigned to the acquired in-process research and development was determined by identifying any research projects in areas for which technological feasibility had not been established as of the acquisition date, and estimating the projects’ percentages of completion and future cash flows or revenue contributions. Starfish’s project for Mercury platform technology was identified as in-process research and development and deemed to be 70% complete on the date of acquisition. Its net cash flows were then discounted utilizing a weighted average cost of capital of 30%, which, among other related assumptions, the Company believes to be reasonable. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates described above. Revenues are projected to be generated starting in calendar year 2004 for the product in development at the acquisition date. If this project is not successfully developed, our future revenues and profitability may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

The following unaudited pro-forma consolidated financial information reflects the results of operations for the three and nine months ended April 30, 2003 and 2002, as if the acquisition of Starfish had occurred on August 1, 2001 and after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on August 1, 2001. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations (in thousands, except per share data):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
Pro forma revenue	$7,677	$8,328	$20,325	$26,384

Pro forma net loss	$(3,788)	$(11,637)	$(13,332)	$(27,192)

Pro forma basic and diluted net loss per common share	$(0.08)	$(0.26)	$(0.29)	$(0.61)

Note 5 Goodwill and Other Intangible Assets

In July 2001, FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. Accordingly, the Company’s recent stock acquisition of Starfish was accounted for using the guidance in SFAS No. 141.

SFAS No. 142 established new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets no longer be amortized and be tested for impairment at least annually and written down only when impaired. The Company expects to perform the annual impairment tests in the fourth quarter of each fiscal year. The Company measures impairment of goodwill and certain other intangible assets primarily using the present value of expected future cash flows. SFAS No. 142 also requires reclassification of other intangible assets such as acquired workforce-in-place that do not meet the criteria for recognition apart from goodwill. The Company adopted SFAS No. 142 effective August 1, 2002. Accordingly, upon its adoption of the new standard, the Company ceased to amortize its existing goodwill. The Company also accounted for its newly acquired intangibles from Starfish using the guidance in SFAS No. 142.

The following table provides a summary of the carrying amount of goodwill and includes amounts originally allocated to acquired workforce-in-place (in thousands):

Balance as of July 31, 2002	$2,731
Acquired workforce-in-place reclassified to goodwill, net(1)	—

Balance as of April 30, 2003	$2,731

(1)	The acquired workforce-in-place total gross amount of $2,212,000 was fully amortized as of July 31, 2002.

The following table presents the impact of the goodwill non-amortization provision of SFAS No. 142 on net loss and net loss per common share had the standard been in effect for the three and nine months ended April 30, 2003 (in thousands, except per-share amounts):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
Net loss as reported	$(3,813)	$(9,330)	$(5,936)	$(22,151)
Adjustments:
Amortization of goodwill	—	680	—	2,045
Amortization of acquired workforce-in-place	—	167	—	735

Total adjustments	—	847	—	2,780

Net loss as adjusted	$(3,813)	$(8,483)	$(5,936)	$(19,371)

Basic and diluted net loss per common share as reported	$(0.08)	$(0.21)	$(0.13)	$(0.49)
Adjustments:
Amortization of goodwill	—	0.01	—	0.04
Amortization of acquired workforce-in-place	—	0.01	—	0.02

Total adjustments	—	0.02	—	0.06

Basic and diluted net loss per common share as adjusted	$(0.08)	$(0.19)	$(0.13)	$(0.43)

SFAS No. 142 also required the Company to perform a two-phase transitional assessment of whether there was an indication that its goodwill was impaired as of the date of adoption. The first phase, required to be completed by January 31, 2003 for the Company, screens for impairment as of August 1, 2002. The second phase (if necessary), required to be completed by July 31, 2003 (the end of fiscal 2003) measures the impairment. Any impairment loss on the goodwill would be recognized as the cumulative effect of a change in accounting principle. The Company completed its first phase impairment analysis during the three months ended January 31, 2003, and found no instances of impairment of its recorded goodwill. The Company determined that it had one reporting unit and estimated the unit’s fair value using the present value of expected future cash flows.

Other intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally nine months to four years. The following tables present details of the Company’s total other intangible assets (in thousands, except weighted average useful life):

	Weighted Average Useful Life	April 30, 2003			July 31, 2002
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed and core technology	4 years	$6,592	$(5,808)	$784	$5,917	$(5,352)	$565
Patents	4 years	202	(4)	198	—	—	—
Trademarks	3 years	52	(1)	51	—	—	—
Customer base	4 years	278	(6)	272	—	—	—
Existing contracts	9 months	271	(208)	63	200	(200)	—

		$7,395	$(6,027)	$1,368	$6,117	$(5,552)	$565

Other intangibles as of April 30, 2003 include a total of approximately $1,278,000 amortizable identifiable intangibles acquired from the Company’s stock purchase of Starfish on March 27, 2003. Refer to Note 4 for more details on Starfish and the acquired intangibles.

The Company continues to amortize other intangible assets and is required to review such assets for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” reassess their useful lives and make any necessary adjustments. The estimated future amortization expense of other intangible assets as of April 30, 2003 is as follows (in thousands):

Three months ending July 31, 2003	$223
Fiscal year ending July 31,
2004	346
2005	306
2006	300
2007	193

$1,368

Note 6 Related Party Transactions

The former chief financial officer of the Company terminated his employment with the Company as of September 2, 2002. Consequently, in accordance with the officer’s outstanding loan agreement, his unpaid loan principal of $235,000 and related interest of 6% per annum, become repayable on the 185th day from his termination date, or on the due date of the loan, whichever is sooner. The repayment of the loan principal and accrued interest, accordingly, became due on March 6, 2003. The loan principal, including accrued interest, was paid in April 2003.

The Company has a full-recourse loan outstanding to an officer with a principal amount of $309,750, exclusive of accrued interest, as of January 31, 2003. The loan carries an interest rate of 4.75% per annum and is payable on June 14, 2008. The due date may be accelerated due to a number of factors including, failure to make payments due under the note or termination of employment. The note is secured by shares of the common stock purchased. Due to the non-substantive nature of the exercise of the related stock option, the Company recorded the related asset and liability for the underlying principal amount of the loan in the condensed consolidated balance sheets.

In fiscal 2002, the Company recorded accruals of approximately $257,000 related to separation agreements with its former president and chief executive officer, and its former executive vice president of sales and business development. In accordance with the agreements, the accrued amounts were paid over the 6-month period following the officers’ termination. Approximately $219,000 were paid in cash over the first and second quarters of fiscal 2003. None of the accruals remained unpaid as of April 30, 2003.

The other outstanding promissory notes of $315,000 and $15,000 used by certain former officers of the Company to purchase shares of Pumatech’s common stock as of July 31, 2002, were fully paid off, together with the accrued interest, in August and September 2002, respectively.

Note 7 Restricted Cash and Line of Credit Agreement

The Company has restricted cash held by two financial institutions as collateral on letters of credit in connection with its lease of office spaces. At April 30, 2003, the restricted cash amounted to $408,000, of which $56,000 is included in “Other Current Assets.” Refer to Note 8 for further discussion on the letters of credit.

The Company had a loan and security agreement that provided a $10,000,000 revolving credit line. The outstanding balance of $2,000,000 at July 31, 2002 was fully paid on the date of the agreement’s expiration in September 2002. Currently, the Company has no plan to renew the line of credit.

Note 8 Restructuring Accrual

During fiscal 2002, 2001 and 1999, the Company implemented a number of cost-reduction plans aimed at reducing costs that were not integral to the Company’s overall strategy, better aligning its expense levels with current revenue levels and ensuring conservative spending during periods of economic uncertainty. These initiatives included a reduction in workforce and facilities consolidation.

Of the resulting restructuring charge and subsequent adjustments, if any, totaling $5,338,000, $1,417,000 and $464,000 in fiscal 2002, 2001 and 1999, respectively, $1,883,000 remained unpaid as of April 30, 2003. This amount related to the net lease expense due to the consolidation of excess facilities will be paid over the respective lease terms through May 2006 using cash from operations.

The following table sets forth the activity in the restructuring accrual account for the nine months ended April 30, 2003 (in thousands):

	Workforce Reduction	Consolidation of Excess Facilities	Total
Balance at July 31, 2002	$43	$3,076	$3,119
Cash payments	(43)	(1,193)	(1,236)

Balance at April 30, 2003	$—	$1,883	$1,883

The current and long-term portions of the underlying accrual of $1,140,000 and $743,000 are classified as “Accrued Liabilities” and “Other Liabilities,” respectively, in the condensed consolidated balance sheet as of April 30, 2003.

The Company continually evaluates the balance of the restructuring reserve it records in prior periods based on the remaining estimated amounts to be paid. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

Note 9 Other-Than-Temporary Impairment of Investments

During the third quarter of fiscal 2003, the Company began to market its investment for disposal of its limited partnership interest in Azure Venture Partners, LLP, a venture capital fund. The disposal of the interest will allow the Company to avoid commitments for further investments in equity instruments of various privately-held companies made through Azure, many of which had not generated adequate returns. In addition, the disposal is in line with the Company’s strategy of focusing resources and efforts more on its core operations. Consequently, the Company recorded an other-than-temporary impairment charge of $2,394,000. Receipt of any proceeds from the disposal was expected by the end of the fourth quarter of fiscal 2003. Refer to Note 15 for subsequent event.

Note 10 Commitments and Contingencies

The Company leases its facilities under operating leases that expire at various dates through June 2006. The leases provide for escalating lease payments.

Future minimum lease payments at April 30, 2003, were as follows (in thousands):

	Operating Leases	Proceeds from Subleases	Future Minimum Lease Payments
Three months ending July 31, 2003	$802	$(265)	$537
Fiscal year ending July 31,
2004	2,984	(642)	2,342
2005	2,559	(436)	2,123
2006	1,627	(18)	1,609

	$7,972	$(1,361)	$6,611

Guarantees

At April 30, 2003 and July 31, 2002, the Company had two letters of credit that collateralize certain operating lease obligations of the Company and total approximately $408,000. The Company collateralizes these letters of credit with cash deposits made with some of its financial institutions and has classified the short-term and the long-term portions as “Other Current Assets” and “Restricted Cash,” respectively, on the Company’s condensed consolidated balance sheets as of April 30, 2003 and July 31, 2002. The Company’s landlords are able to draw on each respective letter of credit in the event that the Company is found to be in default of its obligations under each of its operating leases.

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

The Company accrues for warranty expenses at the time revenue is recognized and maintains a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs. In other instances, additional amounts are recorded when such costs are probable and can be reasonably estimated. The warranty accrual is reviewed at least quarterly. As of April 30, 2003, the warranty accrual was $200,000, which approximates the balance as of July 31, 2002.

Indemnification Obligations

On certain occasions, the Company provides to its customers intellectual property indemnification, subject to certain limitations, in its arrangements for the Company’s software products or services. Typically these obligations provide that the Company will indemnify, defend and hold the customers harmless against claims by third parties that its software products or services infringe upon the copyrights, trademarks, patents or trade secret rights of such third parties. As of April 30, 2003, no such claim has been made by any third party with regard to the Company’s software products or services. The liability reserve for indemnification obligations is not significant.

Litigation

On January 10, 2003, the Company filed a patent infringement suit against Synchrologic, Inc. in the United States District Court for the Northern District of California, alleging that Synchrologic’s server and desktop products infringe on six of Pumatech’s synchronization-related patents. In the suit, the Company is seeking an injunction against future sales of Synchrologic’s infringing products, as well as damages for past sales of the infringing products. The Company further alleged that Synchrologic’s infringement of the six synchronization patents was willful and deliberate, entitling Pumatech to an award of treble damages, costs and reasonable attorneys’ fees. On February 18, 2003, Synchrologic filed its response to the patent infringement suit filed by the Company. In its formal response and counterclaim, Synchrologic denied the allegations, challenged the validity and enforceability of the Company’s patents and brought a countersuit in which Synchrologic accused the Company of false statements in its press release. The Company has filed a motion to dismiss the countersuit, which will be heard this summer. The parties began discovery on March 14, 2003, and expect that such discovery will continue for several more months. The Markman phase of the court proceedings is scheduled for late this year. The Company believes that its patent infringement claims have merit, that the statements in its press releases are factual and therefore not actionable, and intends to pursue its claims vigorously.

On April 19, 2002, the Company filed a patent infringement suit against Extended Systems, Inc. in the United States District Court for the Northern District of California. The Company alleged that Extended Systems’ server and desktop products infringe on eight of its synchronization-related patents. The Company is seeking an injunction against future sales of Extended Systems’ infringing server and desktop products, as well as damages for past sales of the infringing products. The Company further alleged that Extended Systems’ infringement of the eight synchronization patents was willful and deliberate, entitling the Company to an award of treble damages, costs and reasonable attorneys’ fees. On May 28, 2002, the Company filed an amended complaint in the lawsuit, adding claims of trademark infringement, unfair competition and interference with contract, all in connection with Extended Systems’ use of its Satellite Forms® trademark. On June 25, 2002, Extended Systems filed a formal response denying the allegations. In its formal answer and counterclaim, Extended Systems denied the Company’s charges, raised a number of affirmative defenses to the Company’s claims, and requested a declaration from the Court that the Company’s synchronization software patents are invalid and not infringed. The parties have begun discovery and expect that such discovery will continue for several more months. The Markman phase of the court proceedings is scheduled for early July 2003. The Company believes that its patent infringement claims have merit and intends to pursue those claims vigorously. Further, based on its initial investigations and the limited discovery done to date, the Company believes that the outcome of this matter will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

During fiscal 2002, Navisite, Inc., a company that formerly provided certain Web site hosting and related services to the Company, alleged that the Company improperly terminated a service agreement with and was thereby indebted to Navisite. The Company reached a settlement with Navisite and paid a total of $350,000, inclusive of fees for the services previously provided, during the second and third quarters of fiscal 2003. The total amount of the settlement was not significantly different from the established loss contingency reserve.

The Company is also involved in various litigation and claims arising in the normal course of business. In management’s opinion, these matters are not expected to materially impact the Company’s consolidated results of operations or financial condition.

Note 11 Stockholder Rights Plan

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

Note 12 Net Loss Per Common Share

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

Basic and diluted net loss per common share were calculated as follows (in thousands, except per common share amounts):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
Numerator:
Net loss	$(3,813)	$(9,330)	$(5,936)	$(22,151)

Denominator:
Weighted average shares outstanding used to compute basic and diluted net loss per common share	46,106	44,831	45,747	44,764

Basic and diluted net loss per common share	$(0.08)	$(0.21)	$(0.13)	$(0.49)

All common shares that were held in escrow or that were subject to repurchase by the Company, totaling approximately 653,000 and 128,000 as of April 30, 2003 and 2002, respectively, were excluded from basic and diluted net loss per common share calculations.

Potential common shares attributable to stock options, warrants, shares held in escrow and shares subject to repurchase by the Company, of 7,675,834 and 6,018,565 were outstanding at April 30, 2003 and 2002, respectively. However, as a result of the net loss incurred by the Company in the three and nine months ended April 30, 2003 and 2002, none of the shares were included in the weighted average outstanding shares (using the treasury stock method) used to calculate net loss per common share because the effect would have been antidilutive.

Note 13 Comprehensive Loss

Accumulated other comprehensive loss on the condensed consolidated balance sheets consists of net unrealized gain/loss on available for sale investments and foreign currency translation adjustments. Total comprehensive loss for the three and nine months ended April 30, 2003 and 2002, respectively, is presented in the following table (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
Net loss	$(3,813)	$(9,330)	$(5,936)	$(22,151)
Other comprehensive loss:
Change in net unrealized loss on investments	(5)	(38)	(57)	(23)
Realized gain on investments	—	—	10	—
Change in currency translation adjustments	(7)	(3)	(11)	(16)

Total other comprehensive loss	(12)	(41)	(58)	(39)

Total comprehensive loss	$(3,825)	$(9,371)	$(5,994)	$(22,190)

Note 14 Business Segments

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

The Company operates in a single industry segment encompassing the development, marketing and support of synchronization software and services. The Company’s customer base consists primarily of corporate organizations, business development organizations, industry associations, resellers, international system integrators, large OEMs in the personal computer (PC) market and selected distributors, which primarily market to the retail channel, in North America, Europe, the Asia-Pacific region, South America, and Africa.

Revenue is attributed to regions based on the location of customers. Revenue information by geographic region is as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
North America	$4,650	$4,401	$12,082	$13,769
Japan	1,105	585	2,939	2,552
Other International	970	736	2,535	2,215

Total revenue	$6,725	$5,722	$17,556	$18,536

Substantially all of the Company’s long-lived assets are in the United States.

Revenue information by product group is as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
Enterprise and retail products	$3,292	$3,360	$9,648	$9,884
Technology licensing components	3,433	2,362	7,908	8,652

Total revenue	$6,725	$5,722	$17,556	$18,536

The Company’s enterprise and retail products include Intellisync®, Enterprise Intellisync®, Enterprise Intellisync Server™ and Satellite Forms® software, as well as related support and maintenance. Technology licensing components include various licensed technology platforms, including Intellisync Software Development Kit (Intellisync SDK); Pumatech’s Application Data Synchronization platform; Intellisync for Notebooks; professional services; non-recurring engineering services; related maintenance contract programs; and, in the prior year, hosting services.

Products sold through Ingram Micro US, a distributor, accounted for 9% and 12% of the Company’s total revenue in the three and nine months ended April 30, 2003, respectively, and 14% and 15% for the corresponding periods in fiscal 2002. No other distributors or resellers accounted for more than 10% of total revenue during these periods. In accordance with the Company’s revenue recognition policy, the revenue from major distributors, such as Ingram Micro US, represents revenue recognized at the time the Company’s products were sold to end-user customers. No end-user customers, direct or through distributors and resellers, accounted for more than 10% of total revenue during the same periods.

Note 15 Subsequent Event

In May 2003, the Company received a total proceeds of $75,000 in cash for the sale of its limited partnership interest in Azure Venture Partners, LLP as discussed in Note 9 “Other-Than-Temporary Impairment of Investments.” The amount approximated the carrying value of the investment as of April 30, 2003.

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

Management’s discussion and analysis includes:

•	Business overview.

•	A discussion of estimates and assumptions affecting the application of our critical accounting policies.

•	A comparison of our results of operations in the three and nine months ended April 30, 2003 with the results in the corresponding period in fiscal 2002.

•	Recently issued accounting pronouncements.

•	A discussion of our operating liquidity and capital resources.

•	A discussion of factors that may affect our future operating results.

Business Overview

Pumatech, Inc. develops, markets and supports synchronization, mobile-application development, and mobile-application management/device management software that enables consumers, business professionals and information technology (IT) officers to extend the capabilities of enterprise groupware and vertical applications, handheld organizers/computers, Web-enabled cellular phones, pagers and other wireless or wireline personal communications platforms. Our software is designed to improve the productivity of business professionals who require access to current information, whether they’re in or out of the office. Pumatech’s products – which include Intellisync®, Enterprise Intellisync®, Enterprise Intellisync Server and Satellite Forms® software; our technology licensing offerings: the Intellisync Software Development Kit (Intellisync SDK) and our new Application Data Synchronization platform (see below); and TrueSync® software developed by our new wholly owned subsidiary, Starfish Software, Inc. – are designed to connect employees with essential information, anytime and anywhere.

Application Data Synchronization Platform.    Our new Application Data Synchronization platform (a key component of our technology licensing portfolio) addresses an issue facing corporate IT management – that of enterprise data synchronization and integration – as corporations today are faced with expensive applications and systems that do not work together effectively, making it important to have solutions that synchronize not just mobile devices, but also with personal computer (PC)- and server-based applications. By integrating and synchronizing vertical enterprise applications like CRM (customer relationship management) software with corporate groupware, this technology platform is extending the benefits of synchronization throughout the enterprise with a quick-time-to-market solution that does not require use of a proprietary data model. The platform is built upon standard synchronization protocols such as XML (Extensible Markup Language) and SyncML (Synchronization Markup Language) that produce flexible solutions tailored to the enterprise specific needs. Application Data Synchronization solutions can be either desktop-based or server-to-server. A desktop-based solution offers the ability to synchronize appointments, contacts, tasks and email between a vertical enterprise application and Microsoft Outlook, Lotus Notes and Novell GroupWise on the desktop, or Palm OS and Pocket PC handhelds via cradle-based sync. A server-to-server solution enables direct, server-based synchronization of appointments, contacts, tasks and email between a vertical enterprise application, like CRM, and both Microsoft Exchange and Lotus Domino.

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

Acquisition

On March 27, 2003, we signed and closed a purchase agreement with Motorola, Inc. (Motorola) of Schaumburg, Illinois to acquire all of the outstanding shares of capital stock of Starfish, a wholly owned subsidiary of Motorola headquartered in Scotts Valley, California. Starfish is a provider of end-to-end mobile infrastructure solutions based on integrated platforms composed of server, desktop and device software for mobile data synchronization, wireless connectivity and device management. The condensed consolidated financial statements include the results of operations of Starfish since the date of acquisition. Refer to Note 4 to the unaudited condensed consolidated financial statements for more information on the acquisition.

The acquisition of Starfish is expected to broaden our product offerings and patent portfolio. The acquisition already provided us with 27 additional technology patents, increasing our intellectual property portfolio to 53 issued patents. We believe the new intellectual property and the synergy between Pumatech’s and Starfish’s technology solutions will provide positive opportunities for product enhancements and future product development, which could further contribute to our revenue growth.

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

We use estimates in accounting for, among other things, allowances for uncollectible receivables, returns, inventory obsolescence, fixed asset obsolescence, recoverability of long-lived assets and investments, depreciation and amortization, taxes, post-contract support, sales incentives, contingencies and various revenue contracts. In addition to those policies listed and described in our Annual Report on Form 10-K, the significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Loss contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to the issuance of our financial statements indicates that it is probable that a liability has been incurred on the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires us to use our judgment. While we believe that our accruals for such matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, our results of operations may be overstated or understated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
Revenue
License	71.8%	85.0%	78.8%	83.2%
Services	28.2	15.0	21.2	16.8

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost and operating expenses:
Cost of revenue	17.2	24.9	16.0	30.7
Research and development	28.9	73.7	30.9	64.2
Sales and marketing	44.5	63.4	47.5	68.0
General and administrative	23.6	16.6	22.7	17.9
Amortization of intangibles	2.7	21.9	2.7	22.0
In-process research and development	6.0	—	2.3
Severance and facilities costs	—	62.4	—	19.3

Total cost and operating expenses	122.9	262.9	122.1	222.1

Operating loss	(22.9)	(162.9)	(22.1)	(122.1)
Other income and expense, net	2.5	4.5	3.2	5.2
Other-than-temporary impairment of investments	(35.6)	(3.4)	(13.6)	(1.1)

Loss before income taxes	(56.0)	(161.8)	(32.5)	(118.0)
Provision for income taxes	(0.7)	(1.3)	(1.3)	(1.5)

Net loss	(56.7)%	(163.1)%	(33.8)%	(119.5)%

Revenue. We derive revenue from two primary sources: software licenses and fees for services. Revenue for the three and nine months ended April 30, 2003 was $6,725,000 and $17,556,000, respectively, compared with $5,722,000 and $18,536,000, respectively, for the corresponding periods in fiscal 2002. The 18% increase in revenue in the three months ended April 30, 2003 reflects higher revenue from professional services. The 5% decrease in revenue in the nine months ended April 30, 2003 resulted mainly from the effect of the general slowdown in sales of Palm OS-based handhelds and other personal digital assistant (PDA) devices in the first part of fiscal 2003, which more than offset the increase in professional service revenue we had in the third quarter of the fiscal year.

Our recent acquisition of Starfish is expected to provide us with revenue-generation opportunities. Starfish contributed approximately 4% to our overall revenue in the third quarter of fiscal 2003 and is expected to add approximately 5% to our revenue at least in the next few quarters.

•	License Revenue. License revenue is earned from the sale and use of software products (including our technology licensing components) and royalty agreements with OEMs. License revenue in the three months ended April 30, 2003 remained relatively flat at $4,828,000 compared to $4,862,000 for the same period in fiscal 2002 as the increase in our technology licensing revenue offset the decrease in our revenue from legacy PC or notebooks business (Intellisync for Notebooks royalty revenue). License revenue in the nine months ended April 30, 2003 decreased 10% to $13,842,000 compared with $15,431,000 for the corresponding period in fiscal 2002. The decrease in license revenue for the nine months ended April 30, 2003 reflected a decrease in revenue from the notebooks business and from the online service offerings (eliminated in the fourth quarter of fiscal 2002), as well as the effect of the slowdown in sales of handhelds and PDAs.

Notebook revenue decreased to an insignificant amount as we deemphasized the resources and efforts associated with this revenue segment. Accordingly, we expect that the amount of our legacy notebook business revenue in subsequent quarters will remain insignificant.

•	Service Revenue. Service revenue is derived from fees for services, including fixed-price or time-and-materials for professional services, amortization of maintenance contract programs, and, in the prior year, hosting fees. Service revenue in the three and nine months ended April 30, 2003 increased 121% to $1,897,000 and 20% to $3,714,000, respectively, compared with $860,000 and $3,105,000, respectively, for the corresponding periods in fiscal 2002. The increase in service revenue was due to an increase in professional service revenue associated with our technology licensing partners, as well as an increase in amortization of our maintenance contract programs triggered by our increased effort to renew maintenance agreements within the existing customer base. A portion of the increase in our service revenue was also contributed by Starfish.

Our enterprise and retail products include Intellisync, Enterprise Intellisync, Enterprise Intellisync Server and Satellite Forms software, as well as related support and maintenance. Technology licensing components include various licensed technology platforms, including Intellisync SDK; Pumatech’s Application Data Synchronization platform; Intellisync for Notebooks; professional services; non-recurring engineering services; related maintenance contract programs; and, in the prior year, hosting services. Total enterprise and retail product revenue in the three months ended April 30, 2003, decreased by 2% to $3,292,000 from $3,360,000 for the corresponding period in fiscal 2002 due to lower enterprise revenue, offset by revenue from our retail channels and amortization of support and maintenance programs. Total enterprise and retail product revenue in the nine months ended April 30, 2003 also decreased by 2% to $9,648,000 from $9,884,000 for the corresponding period in fiscal 2002 due to lower revenue from our retail channels, offset by revenue from amortization of support and maintenance. Total revenue from technology licensing in the three months ended April 30, 2003, increased by 45% to $3,433,000 from $2,362,000 for the corresponding period in fiscal 2002 as a result of an increase in professional service revenue. Total revenue from technology licensing in the nine months ended April 30, 2003, decreased by 9% to $7,908,000 from $8,652,000 for the corresponding period in fiscal 2002 due to a decrease in revenue from Intellisync for Notebooks royalties, Intellisync SDK and the recently eliminated online hosting service offerings, offset by an increase in professional services.

Revenues in our technology licensing segment are typically derived from multi-year contracts with customers that frequently include license fees, professional services fees, royalty payments and maintenance. Both the license fees and the professional services are typically earned in the initial one or two quarters subsequent to the signing of a contract with the customer. The related revenues from these initial quarterly periods may exceed the revenues earned during subsequent periods covered by the contract. To the extent that we do not secure additional contracts with the same customer or secure comparably sized commitments from other customers, we may not be able to achieve our revenue forecasts for future quarters. An example is the contract with America Online, Inc., under which we earned considerable revenue in the third quarter of fiscal 2003, and expect to earn considerable revenue in the fourth quarter of fiscal 2003 or the first quarter of fiscal 2004. We expect the revenue from America Online to decline in the later quarters of fiscal 2004 as the initial implementation is completed.

International revenue continues to represent a significant portion of our overall revenue. International revenue in the three and nine months ended April 30, 2003, was $2,075,000, or 31% of revenue, and $5,435,000, or 31% of revenue, respectively, compared with $1,318,000, or 23% of revenue, and $4,670,000, or 25% of revenue, respectively, in the corresponding periods in fiscal 2002. The increase in the number of our international technology licensing partners, particularly in Japan, resulted in an increase in our international licensing revenue for both the three months and the nine months ended April 30, 2003. International revenue may be subject to certain risks not normally encountered in operations in the United States, including exposure to tariffs, various trade regulations, fluctuations in currency exchange rates, as well as international software piracy. We believe that continued growth would require further expansion in international markets. We have utilized, and may continue to utilize substantial resources both to expand and establish international operations in the future. Also, refer to other relevant risks and uncertainties associated with international revenue and software piracy set forth below under the caption “Factors That May Affect Future Operating Results.”

Products sold through Ingram Micro US, a distributor, accounted for 9% and 12% of our total revenue in the three and nine months ended April 30, 2003, respectively, and 14% and 15% for the corresponding periods in fiscal 2002. No other distributors or resellers accounted for more than 10% of total revenue during these periods. In accordance with our revenue recognition policy, the revenue from our major distributors, such as Ingram Micro US, represents revenue recognized at the time our products were sold to end-user customers. No end-user customers, direct or through distributors and resellers, accounted for more than 10% of total revenue during the same periods.

Deferred revenue was $2,244,000 as of April 30, 2003, compared with $2,678,000 at July 31, 2002. Deferred revenue results from the billing and collection of fees from our customers for the purchase of license agreements and maintenance services for which we have not yet recognized revenue. We recognize the respective revenue after meeting the terms and conditions detailed in our revenue recognition policy.

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

Cost of revenue in the three and nine months ended April 30, 2003, was $1,156,000, or 17% of revenue, and $2,802,000, or 16% of revenue, respectively, compared with $1,423,000, or 25% of revenue, and $5,685,000, or 31% of revenue, respectively, in the corresponding periods in fiscal 2002. The decrease in cost of revenue in absolute dollars and as a percentage of revenue for the three nine months ended April 30, 2003 reflected the reduced online service costs associated with the online service offerings that were discontinued in the fourth quarter of fiscal 2002, slightly offset by an increase in professional service costs. The decrease in cost of revenue in absolute dollars and as a percentage of revenue for the nine months ended April 30, 2003 reflected cost savings in professional services resulting from contracting certain software development activities to lower cost international development partners, as well as from the workforce reductions we implemented in fiscal 2002. The decrease was also partly due to reduced online service costs associated with the discontinued online service offerings. Further offsetting the decrease in cost of revenue for the three and nine months ended April 30, 2003, was the $56,000 variable accounting charge associated with certain outstanding stock options as a result of an increase in our stock price. We expect cost of revenue in the next few quarters to moderately increase as we seek to increase the professional service revenue expectations and as we realize a full-quarter effect of the Starfish acquisition.

Research and Development. Research and development expenses consist primarily of salaries and other related costs for research and development personnel, quality assurance personnel, product localization, fees to outside contractors and the cost of facilities and depreciation of capital equipment. We invest in research and development both for new products and to provide continuing enhancements to existing products. Our research and development efforts are currently focused on extending our core synchronization technology to increase scalability and extensibility, support next generation wireless technology and device platforms, and create a common technology platform to support our licensing and enterprise and retail product offerings. Research and development expenses in the three and nine months ended April 30, 2003, were $1,942,000, or 29% of revenue, and $5,432,000, or 31% of revenue, respectively, compared with $4,217,000, or 74% of revenue, and $11,905,000, or 64% of revenue, respectively, in the corresponding periods in fiscal 2002. The decrease in research and development spending in absolute dollars and as a percentage of revenue was due to realization for three full quarters of a benefit from the engineering workforce reduction and consolidation of engineering facilities, as well as elimination of online service operations, implemented in the last two quarters of fiscal 2002. This benefit, in turn, resulted in a decrease in personnel-related costs and other costs. The decrease was also due to savings in overall engineering costs resulting from contracting engineering activities to lower cost international development partners. Slightly offsetting the decrease in research and development expenses for the three and nine months ended April 30, 2003, were the $38,000 and $89,000, respectively, of variable accounting charge associated with certain outstanding stock options as a result of an increase in our stock price. Research and development expenses are expected to increase for the next few quarters as a result of a planned effort to develop and expand our international engineering resources that will support various development initiatives, as well as the effect of our recent acquisition of Starfish on our overall costs.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, promotional expenses and other costs relating to sales and marketing employees, as well as to technical support personnel associated with pre-sales activities such as building brand awareness, performing product and technical presentations and answering customers’ product and service inquiries. Sales and marketing expenses in the three and nine months ended April 30, 2003, were $2,996,000, or 45% of revenue, and $8,334,000, or 47% of revenue, respectively, compared with $3,630,000, or 63% of revenue, and $12,608,000, or 68% of revenue, respectively, in the corresponding periods in fiscal 2002. Sales and marketing expenses decreased in absolute dollars and as a percentage of revenue due to a reduction in salaries and other personnel-related costs as a result of headcount reductions effected by restructuring programs in fiscal 2002, and a reduction in corporate marketing resources, corporate branding initiatives and other related costs as a result of lower planned spending. Slightly offsetting the decrease in sales and marketing expenses for the three and nine months ended April 30, 2003, was the $80,000 and variable accounting charge associated with certain outstanding stock options as a result of an increase in our stock price. Sales and marketing expenses over the next few quarters are expected to increase slightly as we attempt to establish strategic relationships with our existing and prospective enterprise customers, as well as increase marketing program spending to support increased revenue activities. The expected increase also reflects our current plan of strengthening and building our sales and marketing team.

General and Administrative. General and administrative expenses consist primarily of salaries and other costs relating to administrative, executive and financial personnel and outside professional fees. General and administrative expenses in the three and nine months ended April 30, 2003, were $1,587,000, or 24% of revenue, and $3,986,000, or 23% of revenue, respectively, compared with $952,000, or 17% of revenue, and $3,324,000, or 18% of revenue, respectively, in the corresponding periods in fiscal 2002. The increase in absolute general and administrative spending was due to legal costs associated with the ongoing patent infringement lawsuits and to an increase in our stock price that resulted in a significant noncash variable accounting charge associated with certain outstanding stock options of $666,000 and $845,000 for the three and nine months ended April 30, 2003, respectively. The increase was slightly offset by a reduction in salaries and other personnel-related costs as a result of headcount reductions effected by restructuring programs in fiscal 2002. The increase was further offset by a substantial reduction in our past due accounts receivable balances effecting a favorable impact on our bad debt expense provisions of approximately $190,000 and $250,000 for the three and nine months ended April 31, 2003, respectively. Without the benefit of the recent bad debt provision adjustment, the next few quarters are expected to reflect a moderate increase in general and administrative costs due to further legal costs.

In addition, depending on the degree of the fluctuation of our stock price in the future, we may incur a significant variable accounting charge or a recovery of charges from prior quarters. The charge or the recovery may increase or decrease our total general and administrative costs in the next few quarters. The charge or the recovery may also further increase or offset our expected total cost of revenue, research and development and sales and marketing costs in the near future. Also refer to the discussion in note 11 to consolidated financial statements set forth in Part IV, Item 14, of our Annual Report on Form 10-K under the caption “Deferred Stock Compensation,” for more details on variable plan options and assumptions underlying our forecasts with respect to non-cash stock compensation.

Amortization of Goodwill and Other Intangible Assets. SFAS No. 142, “Goodwill and Other Intangible Assets,” established new guidance on how to account for goodwill and other intangible assets. Among other things, it requires that goodwill and certain other intangible assets no longer be amortized and be tested for impairment at least annually and written down only when impaired. SFAS No. 142 also requires that other intangible assets such as acquired workforce-in-place that do not meet the criteria for recognition apart from goodwill be reclassified to goodwill. We adopted SFAS No. 142 effective August 1, 2002. Accordingly, upon adoption of the new standard, we ceased amortizing our existing goodwill. For the three and nine months ended April 30, 2002, total amortization of goodwill and acquired workforce-in-place amounted to $847,000 and $2,780,000, respectively.

The amortization of other intangible assets, excluding that of acquired workforce-in-place, for the three and nine months ended April 30, 2003 amounted to $180,000 and $475,000, respectively, compared with $404,000 and $1,297,000, respectively, in the corresponding periods in fiscal 2002. The fully amortized intangibles in recent prior periods effected the decrease in the amortization of other intangible assets. We expect total amortization expense, reflective of the effect of newly acquired intangibles from Starfish, to be as follows:

Three months ending July 31, 2003	$223
Fiscal year ending July 31,
2004	346
2005	306
2006	300
2007	193

$1,368

Refer to further discussion on goodwill and other intangible assets set forth below under the caption “Recently Issued Accounting Pronouncements.”

Other Income and Expense, Net. Other income and expense, net, represents interest earned on cash and short-term investments and realized gains on miscellaneous investments, offset by interest expense on debt and miscellaneous bank fees and charges. Other income and expense, net, in the three and nine months ended April 30, 2003 was $168,000 and $564,000, respectively, compared with $258,000 and $956,000, respectively, in the corresponding periods in fiscal 2002. The decrease in other income, net, reflects a decrease in the rate of interest on reduced balances of cash and investments. We expect this trend to continue in the next few quarters as higher-yielding investments mature and proceeds are reinvested in lower-yielding securities.

Provision for Income Taxes. The provision for income taxes primarily represents foreign withholding taxes on royalties earned from certain foreign customers and, to a lesser extent, estimated taxes for foreign subsidiaries. The provision for income taxes in the three and nine months ended April 30, 2003 was $45,000 and $227,000, respectively, compared with $74,000 and $281,000, respectively, in the corresponding periods of fiscal 2002. We expect the provision for income taxes to increase moderately in the next quarter reflecting an expected slight growth in revenue from Japan and the related foreign tax withholdings.

Non-Recurring Charges

In-Process Research And Development. In the third quarter of fiscal 2003 we recorded a charge of $406,000 for in-process research and development associated with the acquisition of Starfish. The Starfish acquisition has been accounted for in accordance with SFAS Nos. 141 and 142 and, therefore using the purchase method of accounting. The preliminary estimated purchase price of $1,831,000 (including estimated acquisition costs of $152,000) was assigned to the fair value of the assets acquired, including the in-process research and development. The in-process research and development was expensed at the acquisition date. Refer to Note 4 to the unaudited condensed consolidated financial statements for more information on the acquisition.

As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use. Accordingly, we expensed the in-process research and development at the date of the acquisition. The value assigned to the acquired in-process research and development was determined by identifying any research projects in areas for which technological feasibility had not been established as of the acquisition date, and estimating the projects’ percentages of completion and future cash flows or revenue contributions. Starfish’s project for Mercury platform technology was identified as in-process research and development and deemed to be 70% complete on the date of acquisition. Its net cash flows were then discounted utilizing a weighted average cost of capital of 30%, which, among other related assumptions, we believe to be reasonable. This discount rate takes into consideration the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates described above. Revenues are projected to be generated starting in calendar year 2004 for the product in development at the acquisition date. If this project is not successfully developed, our future revenues and profitability may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

Severance and Facilities Costs. The accompanying unaudited condensed consolidated statements of operations reflect a charge of $3,568,000 for severance and facilities costs we incurred in the third quarter of fiscal 2002. These costs were part of a cost-reduction initiative we implemented in our continued effort to streamline our operations to reduce ongoing operating expenses and preserve our cash reserves. Refer to the caption “Restructuring Accrual” set forth below for further details.

Other-Than-Temporary Impairment of Investments. During the third quarter of fiscal 2003, we began to market our investment for disposal of our limited partnership interest in Azure Venture Partners, LLP, a venture capital fund. The disposal of the interest will allow us to avoid commitments for further investments in equity instruments of various privately-held companies made through Azure, many of which had not generated adequate returns. In addition, the disposal is in line with our strategy of focusing resources and efforts more on our core operations. Consequently, we recorded an other-than-temporary impairment charge of $2,394,000. Total proceeds of $75,000 from the sale of the interest were received in May 2003, which approximated the carrying value of the investment after the writedown.

Restructuring and Other Accruals

Restructuring Accrual. During fiscal 2002, 2001 and 1999, we implemented a number of cost-reduction plans aimed at reducing costs that were not integral to our overall strategy, better aligning our expense levels with current revenue levels and ensuring conservative spending during periods of economic uncertainty. These initiatives included a reduction in workforce and facilities consolidation.

Of the resulting restructuring charge and subsequent adjustments, if any, totaling $5,338,000, $1,417,000 and $464,000 in fiscal 2002, 2001 and 1999, respectively, $1,883,000 remained unpaid as of April 30, 2003. This amount, related to the net lease expense due to the consolidation of excess facilities, will be paid over the respective lease terms through May 2006 using cash from operations.

The following table sets forth the activity in the restructuring accrual account for the nine months ended April 30, 2003 (in thousands):

	Workforce Reduction	Consolidation of Excess Facilities	Total
Balance at July 31, 2002	$43	$3,076	$3,119
Cash payments	(43)	(1,193)	(1,236)

Balance at April 30, 2003	$—	$1,883	$1,883

The current and long-term portions of the underlying accrual of $1,140,000 and $743,000 are classified as “Accrued Liabilities” and “Other Liabilities,” respectively, in the condensed consolidated balance sheet as of April 30, 2003.

We continually evaluate the balance of the restructuring reserve we record in prior periods based on the remaining estimated amounts to be paid. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

We believe that the above restructurings have contributed towards the improvement in our gross and operating income during the first three quarters of fiscal 2003. We expect the cost savings brought about by these restructurings to continue for the remainder of fiscal 2003.

Separation Costs Accrual. In fiscal 2002, we recorded accruals of approximately $257,000 related to separation agreements with our former president and chief executive officer and former executive vice president of sales and business development. In accordance with the agreements, the accrued amounts were paid over the 6-month period following the officers’ terminations. Approximately $219,000 were paid in cash over the first and second quarters of fiscal 2003. None of the accruals remained unpaid as of April 30, 2003.

Navisite Legal Contingency. During fiscal 2002, Navisite, Inc., a company that formerly provided certain web site hosting and related services to us, alleged that we improperly terminated a service agreement with and were thereby indebted to Navisite. We reached a settlement with Navisite and paid a total of $350,000, inclusive of fees for the services previously provided, during the second and third quarters of fiscal 2003. The total amount of the settlement was not significantly different from the established loss contingency reserve.

Recently Issued Accounting Pronouncements

Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. Accordingly, our recent stock acquisition of Starfish was accounted for using the guidance in SFAS No. 141.

SFAS No. 142 established new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets no longer be amortized and be tested for impairment at least annually and written down only when impaired. We expect to perform the annual impairment tests in the fourth quarter of each year. We measure the impairment of goodwill and certain other intangible assets primarily using the present value of expected future cash flows. SFAS No. 142 also requires reclassification of other intangible assets such as acquired workforce-in-place that do not meet the criteria for recognition apart from goodwill. We adopted SFAS No. 142 effective August 1, 2002. Accordingly, upon adoption of the new standard, we ceased to amortize our existing goodwill. We also accounted for our newly acquired intangibles from Starfish using the guidance in SFAS No. 142.

The following table provides a summary of the carrying amount of goodwill and includes amounts originally allocated to acquired workforce-in-place (in thousands):

Balance as of July 31, 2002	$2,731
Acquired workforce-in-place reclassified to goodwill, net(1)	—

Balance as of April 30, 2002	$2,731

(1)	The acquired workforce-in-place total gross amount of $2,212,000 was fully amortized as of July 31, 2002.

SFAS No. 142 also required that we perform a two-phase transitional assessment of whether there was an indication that our goodwill was impaired as of the date of adoption. The first phase, required for us to be completed by January 31, 2003, screens for impairment as of August 1, 2002. The second phase (if necessary), required to be completed by July 31, 2003 (the end of fiscal 2003) measures the impairment. Any impairment loss on the goodwill would be recognized as the cumulative effect of a change in accounting principle. We completed the first phase impairment analysis during the three months ended January 31, 2003, and found no instances of impairment of our recorded goodwill. We determined that we had one reporting unit and estimated the unit’s fair value using the expected present value of expected future cash flows.

Other intangible assets amount to $1,368,000, net of accumulated amortization, as of April 30, 2003. This amount is reflective of approximately $1,278,000 amortizable, identifiable intangibles acquired from the stock purchase of Starfish on March 27, 2003. (For more details on Starfish and the acquired intangibles, refer to note 4 of unaudited condensed consolidated financial statements set forth in part I of this Quarterly Report on Form 10-Q.) Other intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally nine months to four years.

We continue to amortize other intangible assets and are required to review such assets for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” reassess their useful lives and make any necessary adjustments.

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

Accounting and Disclosure Requirements for Guarantees

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Guarantees of Indebtedness of Others.” FIN No. 45 addresses the disclosures to be made by a company in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. It also clarifies that at the time a company issues a guarantee, we must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of our year-end, and the disclosure requirements are effective for financial statements of interim or annual periods that end after December 15, 2002. Our adoption of FIN No. 45 did not have a material impact on our financial position or results of operations. Refer to further discussion on our guarantees and warranty provisions set forth below under the caption “Liquidity and Capital Resources.”

Accounting for Stock-Based Compensation

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No.123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The transition and annual disclosure requirements for us of SFAS No. 148 are effective beginning fiscal 2003. The interim disclosure requirements for us are effective beginning with the third quarter of fiscal 2003. We continue to account for stock-based compensation using the intrinsic value method under APB Opinion No. 25 and, therefore, do not believe that our adoption of SFAS No. 148 has a material impact on our financial position and results of operations. The disclosure modifications required for interim periods are included in note 1 to the unaudited condensed consolidated of financial statements set forth in Part I of this Quarterly Report on Form 10-Q.

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

Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying contract to conform to language used in FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. We do not expect the adoption of SFAS No. 149 to have a material impact on our financial position, cash flows or results of operations.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 will become effective for financial instruments entered into or modified after May 31, 2003. We are in the process of assessing the effect of SFAS No. 150 and do not expect the implementation of the pronouncement to have a material effect on its financial condition or results of operations.

Liquidity and Capital Resources

We ended the third quarter of fiscal 2003 with $28,786,000 in cash, cash equivalents and short-term investments. Cash and cash equivalents increased by $717,000 during the first three quarters of fiscal 2003 to $5,048,000 at April 30, 2003. Short-term investments decreased by $6,362,000 to $23,738,000 during the same period.

Net cash used in operations was $3,376,000 during the nine months ended April 30, 2003, compared with $13,762,000 during the same period in fiscal 2002. Operating cash flow in the first three quarters of fiscal 2003 comprised of $5,936,000 of net loss, non-cash adjustments of $406,000 for in-process research and development, $2,394,000 for other-than-temporary impairment of investments, $318,000 for a recovery of doubtful accounts, $21,000 for a decrease in inventory reserves, $1,536,000 for depreciation and amortization, $1,070,000 for stock compensation and $10,000 for a realized gain on sale of investments, and $2,497,000 of net change in working capital items. Operating cash flow in the first three quarters of fiscal 2002 comprised of $22,151,000 of net loss, non-cash adjustments of $2,304,000 for severance and facilities costs, $195,000 for other-than-temporary impairment of investments, $54,000 for allowance for doubtful accounts, $11,000 for an increase in inventory reserves, $6,576,000 for depreciation and amortization and $295,000 for stock compensation, and $1,046,000 of net change in working capital items. The change in working capital items in the first three quarters of fiscal 2003 reflected a $2,100,000 decrease in accrued liabilities mainly due to costs charged to restructuring accrual, a $566,000 decrease in deferred revenue due to timing of contract and maintenance revenue recognition, and a $530,000 increase in accounts receivable due to overall increase in revenue for the third quarter of fiscal 2003, offset by $428,000 decrease in accounts payable and a $271,000 decrease in all other assets. The change in working capital items in the first three quarters of fiscal 2002 reflected a $1,588,000 decrease in accounts payable, accrued liabilities and deferred revenue, offset by a $542,000 net decrease in accounts receivable and all other assets. We made significant changes to our operating structure, including the consolidation of facilities and the reduction of our workforce, over the last two quarters of fiscal 2002. We believe that these efforts continue to control spending and maintain our operating expenses at a level that is more in line with current revenue levels and align us with our goal to improve our operating cash flows and overall financial results.

Net cash of $4,692,000 provided by investing activities during the first three quarters of fiscal 2003, resulted from $6,276,000 of net sales of short-term investments, offset by our purchase of Starfish for $1,328,000, net of cash acquired and capital expenditures of $256,000. Net cash of $2,987,000 provided in investing activities during the first three quarters of fiscal 2002 primarily resulted from a $3,294,000 of net sales of short-term investments and a $223,000 decrease in restricted cash, partially offset by capital expenditures of $530,000.

Net cash of $599,000 used in financing activities during the first three quarters of fiscal 2003 resulted from a $2,000,000 repayment on borrowings from a line of credit that expired in September 2002, offset by $1,071,000 of proceeds from issuances of common stock and $330,000 of note repayments from stockholders. Net cash of $2,523,000 provided by financing activities during the first three quarters of fiscal 2002 resulted from $2,000,000 drawn from a line of credit and $825,000 of proceeds from issuances of common stock, partially offset by a $302,000 repayment on borrowings.

Acquisition

We paid $1,328,000, net of $277,000 cash acquired, for the stock purchase of Starfish using cash from our working capital. For additional information regarding the Starfish acquisition, refer to note 4 to unaudited condensed consolidated financial statements set forth in Part I of this Quarterly Report on Form 10-Q. For the next few quarters, we expect Starfish to bring modest improvement in our cash flows from operating activities with the realization of synergistic benefits and revenue opportunities.

Effects of Inflation

We believe that our financial results have not been significantly impacted by inflation and price changes during the first three quarters of fiscal 2003, fiscal 2002 and fiscal 2001.

Related Party Transactions

Our former chief financial officer terminated his employment with Pumatech as of September 2, 2002. Consequently, in accordance with the officer’s outstanding loan agreement, his unpaid loan principal of $235,000 and related interest of 6% per annum, become repayable on the 185th day from his termination date, or on the due date of the loan, whichever is sooner. The repayment of the loan principal and accrued interest accordingly became due on March 6, 2003. The loan principal, including accrued interest, was paid in April 2003.

We have a full-recourse loan outstanding to an officer with a principal amount of $309,750, exclusive of accrued interest, as of January 31, 2003. The loan carries an interest rate of 4.75% per annum and is payable on June 14, 2008. The due date may be accelerated due to a number of factors including, failure to make payments due under the note or termination of employment. The note is secured by shares of the common stock purchased. Due to the non-substantive nature of the exercise of the related stock option, we recorded the related asset and liability for the underlying principal amount of the loan in the condensed consolidated balance sheets.

In fiscal 2002, we recorded accruals of approximately $257,000 related to separation agreements with our former president and chief executive officer and former executive vice president of sales and business development. In accordance with the agreements, the accrued amounts were paid over the 6-month period following the officers’ termination. Approximately $40,000 and $219,000 were paid in cash during the three and six months ended January 31, 2003. None of the accruals remained unpaid as of April 30, 2003.

The outstanding promissory notes of $315,000 and $15,000 used by certain former officers of Pumatech to purchase shares of our common stock as of July 31, 2002, were fully paid off, together with the accrued interest, in August and September 2002, respectively.

Disposal of Impaired Investments

During the third quarter of fiscal 2003, we began to market our investment for disposal of our limited partnership interest in Azure Venture Partners, LLP, a venture capital fund. The disposal of the interest will allow us to avoid commitments for further investments in equity instruments of various privately-held companies made through Azure, many of which had not generated adequate returns. In addition, the disposal is in line with our strategy of focusing resources and efforts more on our core operations. Consequently, we recorded an other-than-temporary impairment charge of $2,394,000. A total proceeds of $75,000 from the sale of the interest were received in May 2003.

Dispute Settlement

During fiscal 2002, Navisite, Inc., a company that formerly provided certain web site hosting and related services to us, alleged that we improperly terminated a service agreement with and were thereby indebted to Navisite. Accordingly, we had established a loss contingency reserve we believed to be adequate for this purpose. We reached a settlement with Navisite and paid a total of $350,000, inclusive of fees for the services previously provided, during the second and third quarters of fiscal 2003. The total amount of the settlement was not significantly different from the established loss contingency reserve.

Restricted Cash and Line of Credit

We have restricted cash held by two financial institutions as collateral on letters of credit in connection with our lease of office spaces. At April 30, 2003, the restricted cash amounted to $408,000, of which $56,000 is included in “Other Current Assets.”

We had a loan and security agreement that provided us a $10,000,000 revolving credit line. The outstanding balance of $2,000,000 at July 31, 2002 was fully paid on the date of the agreement’s expiration in September 2002. Currently, we have no plan to renew the line of credit.

Commitments

The following table sets forth future payments, for which we anticipate using cash from operations, due under our lease obligations as of April 30, 2003 (in thousands):

	Operating Leases	Proceeds from Subleases	Future Minimum Lease Payments
Three months ending July 31, 2003	$802	$(265)	$537
Fiscal year ending July 31,
2004	2,984	(642)	2,342
2005	2,559	(436)	2,123
2006	1,627	(18)	1,609

	$7,972	$(1,361)	$6,611

Guarantees

At April 30, 2003 and July 31, 2002, we had two letters of credit that collateralize certain operating lease obligations and total approximately $408,000. We collateralize these letters of credit with cash deposits made with some of our financial institutions and has classified the short-term and the long-term portions as “Other Current Assets” and “Restricted Cash,” respectively, on the unaudited condensed consolidated balance sheets as of April 30, 2003 and July 31, 2002. Our landlords are able to draw on each respective letter of credit in the event that we are found to be in default of our obligations under each of our operating leases.

Warranties

We generally provide a warranty for our software products and services to our customers for a period of 90 days. Our software products’ media are generally warrantied to be free of defects in materials and workmanship under normal use and the products are also generally warrantied to perform substantially as described in certain company documentation. Our services are generally warrantied to be performed in a professional manner and to conform materially to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, we generally correct or provide a reasonable work around or replacement product. We believe such obligations do not significantly affect our financial position or results of operations.

We accrue for warranty expenses at the time revenue is recognized and maintain a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs. In other instances, additional amounts are recorded when such costs are probable and can be reasonably estimated. The warranty accrual is reviewed at least quarterly. As of April 30, 2003, the warranty accrual was $200,000, which approximates the balance as of July 31, 2002.

Indemnification Obligations

On certain occasions, we provide to our customers intellectual property indemnification, subject to certain limitations, in our arrangements for our software products or services. Typically these obligations provide that we will indemnify, defend and hold the customers harmless against claims by third parties that our software products or services infringe upon the copyrights, trademarks, patents or trade secret rights of such third parties. As of April 30, 2003, no such claim has been made by any third party with regard to our software products or services. The liability reserve for indemnification obligations is not significant.

We believe that our current cash, cash equivalents and short-term investment balances, including cash generated from operations, if any, will be sufficient to meet our working capital and other cash requirements for at least the next 12 months. We expect total capital expenditures for the last quarter of fiscal 2003 to range between $150,000 and $200,000, principally for various systems upgrades.

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

We may not be able to attain or sustain consistent future revenue growth on a quarterly or annual basis, or achieve and maintain profitability on a quarterly or annual basis.

Although our revenues have grown sequentially over the last three quarters, we cannot be certain that this growth will continue at the same rate, or that our revenues will not decline in the future. Additionally, in implementing various plans to reduce operating expenses, we may fail to support our operations, which could reduce demand for our products and services and materially adversely affect our results of operations. We have experienced losses of $5.9 million for the nine months ended April 30, 2003, and $34.5 million and $41.8 million for fiscal 2002 and 2001, respectively. An investor in our common stock should accordingly consider the risks, expenses and difficulties that companies frequently encounter in the new and rapidly evolving market for synchronization products and services. These risks to us include:

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

We may not be successful in implementing any of our strategies or in addressing these risks and uncertainties. Despite cost-reduction measures we implemented in previous years, we expect that we will continue to incur reasonable costs, primarily as a result of: (1) our investment in various initiatives to enhance our existing products, (2) development and introduction of new products and technologies that meet changing customer requirements, and (3) cultivation of relationships with our software development partners. Moreover, even if we accomplish our objectives, we still may not achieve sustainable profitability in the future.

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

Acquisitions could result in operating difficulties.

As part of our business strategy, we acquired Starfish Software in March 2003. We may not realize the benefits of this and any acquisition we may have in the future. Acquisitions could disrupt our business or not be successful and harm our financial condition. These acquisitions may not produce the revenues, earnings or business synergies that we anticipated and may cause our revenues to decline. In any acquisitions of or investments in other companies, products and technologies, we could:

•	issue stock that would dilute the ownership of our then existing stockholders;

•	reduce our cash reserves;

•	incur debt;

•	assume liabilities;

•	face Securities Exchange Commission challenges to the accounting treatment of these acquisitions, which may result in changes to our financial statements and cause us to incur charges to earnings over time that we did not expect;

•	incur amortization expenses related to intangible assets (other than goodwill); or

•	incur large and immediate write-offs.

These acquisitions and investments also involve numerous risks, including:

•	problems integrating the operations, technologies or products purchased with those we already have;

•	unanticipated costs and liabilities;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience;

•	potential loss of key employees, particularly those of the acquired organizations; and

•	uncertainties in negotiating and consummating acquisitions that may be subject to bankruptcy court approval.

We may not be successful in addressing these risks or any other problems encountered in connection with the acquisition of Starfish or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions.

Our investment in goodwill and intangibles resulting from our acquisitions could become impaired.

As of April 30, 2003, our goodwill and other intangibles amounted to $4.1 million, net of accumulated amortization and reflective of newly acquired intangibles from Starfish. We ceased to amortize our existing goodwill upon our adoption of SFAS No. 142 in the beginning of fiscal 2003. We will amortize approximately $223,000 in the fourth quarter of fiscal 2003 and $346,000 and $306,000 in fiscal 2004 and 2005, respectively. However, to the extent we do not generate sufficient cash flows to recover the net amount of any investment in intangibles recorded, the investment could be considered impaired and subject to earlier write-off. Such impairments of goodwill or other intangible assets could have a negative impact on our results of operations in any given period.

Revenues in our technology licensing segment may be subject to significant quarterly fluctuations.

Revenues in our technology licensing segment are typically derived from multi-year contracts with customers that frequently include license fees, professional services fees, royalty payments and maintenance. Both the license fees and the professional services are typically earned in the initial one or two quarters subsequent to the signing of a contract with the customer. The related revenues from these initial quarterly periods may exceed the revenues earned during subsequent periods covered by the contract. To the extent that we do not secure additional contracts with the same customer or secure comparably sized commitments from other customers, we may not be able to achieve our revenue forecasts for future quarters. An example is the contract with America Online, under which we earned considerable revenue in the third quarter of fiscal 2003, and expect to earn considerable revenue in the fourth quarter of fiscal 2003 or the first quarter of fiscal 2004. We expect the revenue from America Online to decline in the later quarters of fiscal 2004 as the initial implementation is completed.

We are exposed to recent unfavorable economic conditions that have resulted in lower revenue in the previous fiscal year and caused us to take various actions to reduce operating expenses. Continued or worsened conditions may result in additional actions to reduce operating expenses.

Our revenue declined sequentially in the six quarters before the first quarter of fiscal 2003, largely as a result of recent unfavorable economic conditions that have caused our customers to delay, decrease or cancel corporate IT spending. We also made adjustments and incurred charges associated with actions we implemented in prior periods, aimed at reducing operating expenses. We expect the current economic conditions to continue well into the remainder of fiscal 2003, and there can be no certainty as to the severity or duration of the economic slowdown. To date, various segments of the software industry have experienced significant economic downturns characterized by decreased product demand, price erosion, work slowdowns and layoffs. Moreover, there is increasing uncertainty in the enterprise software market attributable to many factors, including global economic conditions and strong competitive forces. Our future revenue and results of operations may continue to experience substantial fluctuations from quarter to quarter as a consequence of these factors, and such conditions and other factors affecting capital spending may continue to affect the timing of purchase or service orders from our current and potential customers. As a result, continued economic slowdowns in general may require us to take additional cost-reduction measures that could have a material adverse effect on our business, operating results or financial condition.

Our failure to adequately protect our proprietary rights may harm our competitive position.

We rely on a combination of patents, copyrights, trademarks, service mark and trade secret laws and contractual restrictions to establish and protect proprietary rights in our products and services. These measures afford only limited protection. We, combined with Starfish, currently have 53 issued United States patents and an additional 21 patent applications pending in the United States. Effective intellectual property protection may not be available in every country in which we offer our products and services. Our means of protecting our proprietary rights in the United States or abroad may not be adequate, and competitors may independently develop similar technologies. We have also provided our source code under escrow agreements and to foreign contractors, which may increase the likelihood of misappropriation by third parties. Our future success will depend in part on our ability to protect our proprietary rights. Despite our efforts to protect our proprietary rights and technologies, unauthorized parties may attempt to copy aspects of our products or to obtain and use trade secrets or other information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. Embedded software products, like those we offer, can be especially susceptible to software piracy. In addition, the laws of some countries do not protect our proprietary rights as fully as do the laws of the United States.

Litigation may be necessary to enforce our intellectual property rights or to protect our trade secrets or trademarks. For instance, on April 19, 2002, and January 10, 2003, we filed patent infringement suits against Extended Systems, Inc. and Synchrologic, Inc., respectively, in the United States District Court for the Northern District of California. In these suits, we alleged that these companies’ server and desktop products infringe on several of our synchronization-related patents. We are seeking an injunction against future sales of infringing server and desktop products, as well as damages for past sales of the infringing products, of both companies. Legal proceedings to enforce our intellectual property rights could be burdensome and expensive and could involve a high degree of uncertainty. These legal proceedings may also divert management’s attention from growing our business. Failure to enforce and protect our intellectual property successfully would substantially harm our business.

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

The market for our services is characterized by rapidly changing technology, evolving industry standards and frequent new service introductions. Our future success will depend to a substantial degree on our ability to offer services that incorporate leading technology, address the increasingly sophisticated and varied needs of our current and prospective customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. One should be aware that:

•	our technology or systems may become obsolete upon the introduction of alternative technologies;

•	we may not have sufficient resources to develop or acquire new technologies or to introduce new services capable of competing with future technologies or service offerings;

•	the price of the services we provide is expected to decline as rapidly as the cost of any competitive alternatives; and

•	we may not be able to respond effectively to the technological requirements of the changing market.

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

There are few substantial barriers to entry in our markets and we expect that we will face additional competition from existing competitors and new market entrants in the future. We currently face direct competition with respect to our Intellisync, Enterprise Intellisync and Satellite Forms products. Intellisync enterprise and retail products face competition from AvantGo Inc.’s Pylon Conduit, Chapura, Inc.’s Pocket Mirror, Extended Systems, Inc.’s XTNDConnectPC, IBM Corporation’s Lotus Software EasySync Pro, Microsoft, Inc’s ActiveSync, Palm Desktop from Palm, Inc. and others. Satellite Forms faces competition from Adobe Systems, Inc., Aligo, Inc., AppForge, Inc., Covigo, Inc., iConverse, Inc., Metrowerks Code Warrior, mPortal, Inc., Pencel Corporation, Pendragon Software Corporation, Penright Corporation’s MobileBuilder and others. Our server-based software’s synchronization features face competition from Aether Systems, AvantGo, Extended Systems, FusionOne, Inc., InfoSpace, Inc., Infowave Software, JP Mobile, Inc., Microsoft, Openwave, Inc., Sybase, Inc., Synchrologic, Inc., Wireless Knowledge, Inc., XcelleNet, Inc. and others. In addition to direct competition noted, we face indirect competition from existing and potential customers that may provide internally developed solutions to each of our technology licensing components.

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

Historically, we have made direct and indirect investments in privately held companies. We may continue to make strategic investments in the future. There can be no assurance that our investments will bring us a return on investment. In addition, because the strategic investments tend to be in small, start-up technology companies that are at risk for financial failure especially during an economic slowdown, there is a greater risk that the investments might be impaired. In the third quarter of fiscal 2003, for instance, we planned to sell our limited partnership interest in a venture capital fund company. The sale of the interest would allow us to avoid commitments for further investments in equity instruments of various privately-held companies made through the venture capital fund, many of which had not generated adequate returns.

We are dependent on our international operations for a significant portion of our revenues.

International revenue, primarily from customers based in Japan and Europe, accounted for 35% of our revenue in the first three quarters of fiscal 2003, and 31% and 26% of our revenue in fiscal 2002 and 2001, respectively. In the future, we may further expand our international presence. As we continue to expand internationally, we are increasingly subject to risks of doing business internationally, including:

•	unexpected changes in regulatory requirements and tariffs;

•	export controls relating to encryption technology and other export restrictions;

•	reduced protection for intellectual property rights in some countries;

•	political and economic instability, including continuing military conflicts in the Middle East;

•	the effect of general economic conditions and world events, including the recent epidemic of severe acute respiratory syndrome (“SARS”);

•	difficulties in staffing and managing foreign operations;

•	fluctuations in currency exchange rates that may make our products more expensive to international customers, including the recent decline of the U.S. dollar against the Euro;

•	gains and losses on the conversion to United States dollars of accounts receivable and accounts payable arising from international operations, due to foreign currency denominated sales;

•	potentially adverse tax consequences;

•	nonrefundable withholding taxes on royalty income from customers in certain countries, such as Japan and Taiwan;

•	an adverse effect on our provision for income taxes based on the amount and mix of income from foreign customers;

•	longer payment cycles;

•	problems in collecting accounts receivable;

•	exposure to risk of non-payment by customers in foreign countries with highly inflationary economies; and

•	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world.

Any of these risks could harm our international operations. For example, some European countries already have laws and regulations related to content distributed via Internet technologies that are stricter than those currently in force in the United States.

Our international sales growth will be limited if we, in the future, are unable to expand international sales channel management and support, customize products for local markets, and develop relationships with international service providers, distributors and device manufacturers. Even if we are able to expand successfully international operations, we cannot be certain that we will succeed in maintaining or expanding international market demand for our products.

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

The relationships we have developed with sales distribution channels and other resellers also allow us to offer our products and services to a much larger customer base than we would otherwise be able to reach through our own direct sales and marketing efforts. Our biggest distributor, Ingram Micro US, accounted for 9% and 12% of our total revenue in the three and nine months ended April 30, 2003, respectively. There are also a significant number of our customers that purchase our products and services through other resellers, and we anticipate they will continue to do so as we expand our product offerings. Because we often sell indirectly through sales distribution channels and resellers, we cannot control the relationships through which customers purchase our products. We do not control the presentation of our products to these customers as well. Our sales, therefore, could also be affected by disruptions in the relationships between our resellers and customers. Resellers may also choose not to emphasize our products to their customers. Any of these occurrences could diminish the effectiveness of our distribution channel and lead to decreased sales.

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

Many of our customers have been successful in implementing our various technology initiatives without further provision of technical service. However, we believe that building strong relationships with our customers, as well as future growth in our product sales, depends on our ability to provide our customers with professional services, including customer support, training, consulting and initial implementation and deployment of our products when necessary. We have developed an in-house professional services group and utilize international software development partners with a workforce that can perform these tasks and that also educates third-party systems integrators in the use of our products so that they can provide these services to our customers. If we are unable to develop sufficient relationships with third-party systems integrators and other customers, unable to complete product implementations in a timely manner, or unable to provide customers with satisfactory and quality support, consulting, maintenance and other services, we could face customer dissatisfaction, damage to our reputation, decreased overall demand for our products and loss of revenue.

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

In addition, there has been increasing public debate about the proper accounting treatment for employee stock options. Although we are not currently required to record any compensation expense in connection with option grants that have an exercise price at or above fair market value, it is possible that future laws or regulations will require us to treat all stock options as a compensation expense. Any such change in accounting treatment could result in our reporting increased operating expenses, which would decrease any reported net income or increase any reported net loss. Note 1 of our consolidated financial statements shows the impact that such a change in accounting treatment would have had on our net loss and net loss per share if it had been in effect during the reporting periods shown and if the compensation expense were calculated as described in Note 1.

Recent threats of terrorism and resulting military and other actions, including the armed conflict with Iraq, could adversely affect our business.

Threats of further terrorism since the September 11 terrorist incident in the United States, as well as the war with Iraq, continue to shake consumer confidence. The United States, consequently, continues to actively use military force to pursue those behind these attacks and implement broader actions against global terrorism. The continued threat of terrorism throughout the world, the escalation of military action, heightened security measures in response to such threats may cause further disruption to the global economy, including widespread recession. To the extent that such disruptions result in a continued general decrease in consumer spending and demand for our products and services, our inability to market effectively our products, or financial or operational difficulties for various vendors on whom we rely for certain integral services used to support our operations, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism, continuing and possible future military actions, or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, results of operations or financial condition.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile. Our stock price is subject to wide fluctuations in response to a variety of factors including:

•	quarterly variations in operating results;

•	seasonal fluctuations on product sales;

•	announcements of technological innovations;

•	announcements of new software or services by us or our competitors;

•	changes in financial estimates by securities analysts; or

•	other events beyond our control, including general market conditions, as well as the war with Iraq

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

The success of our business will continue to depend upon certain key technical and senior management personnel, including our president and chief executive officer, Woodson Hobbs; senior vice president of sales and marketing, Clyde Foster; chief technology officer, John Stossel; vice president of finance and chief accounting officer, J. Keith Kitchen; and senior vice president of products and services, Mehdi Maghsoodnia, many of whom would be extremely difficult to replace. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our existing key managerial, technical, or sales and marketing personnel. The loss of these officers and other or key employees in the future might adversely affect our business and impede the achievement of our business objectives.

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

We depend on development tools provided by a limited number of third-party vendors. Together with application developers, we rely primarily upon software development tools provided by companies in the PC and mobile computing device industries. If any of these companies fails to support or maintain these development tools, we will have to support the tools ourselves or transition to another vendor. Such maintenance or support of the tools or transition could be time consuming, could delay the product release and upgrade schedule and could delay the development and availability of third-party applications used in our products. Failure to procure the needed software development tools or any delay in availability of third-party applications could negatively impact our ability, and the ability of third-party application developers, to release and support our products, or they could negatively and materially affect the acceptance of and demand for our products, business and prospects.

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

We have undergone a number of restructurings in fiscal 2002, 2001 and 1999 involving, among other things, a substantial reduction in our worldwide workforce. Such reductions could result in customers or prospective customers deciding to delay or cancel their purchases of our products and services due to perceived uncertainty caused by the restructurings. There can be no assurance that we will not reduce or otherwise adjust our workforce again in the future or that the related transition issues associated with such reductions will not adversely affect our operations or customer perceptions in the future. This uncertainty could result in a lack of focus and reduced productivity by our remaining employees, including those directly responsible for revenue generation, which in turn may affect our revenue in the future. In addition, employees directly affected by the reductions may seek future employment with our business partners, customers, or even our competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, there can be no assurances that the confidential nature of our proprietary information will be maintained in the course of such future employment.

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

Volatility in the capital markets and unfavorable economic conditions may severely affect a number of our customers, as well as vendors, which may subsequently harm our business and results of operations.

Due to recent general economic slowdowns, many companies have reduced their IT spending or ceased their investment in products, services and technologies such as those we provide. Some of our similarly situated customers and potential customers may be experiencing continued difficulty in their capital-raising activities. As a result of such failures, any decrease in the demand for our products and services could adversely affect our operating results and financial condition. Such customers also expose us to additional risks, including longer payment cycles and collection problems.

Economic slowdowns may also affect the various vendors on whom we rely for certain integral services used to support our operations. Our operating results and financial condition could be adversely affected if a vendor were to experience financial or operational difficulties that resulted in a reduction or interruption in services it provides us.

We have implemented policies and procedures to identify and mitigate our exposure to the risks mentioned above, but the failure of other companies to be successful in their operations could have a material adverse effect on our business, results of operations and financial condition.

Foreign exchange fluctuations could decrease our revenues or cause us to lose money, especially since we do not hedge against currency fluctuations.

To date, the majority of our customers have paid for our products and services in United States dollars. For the first three quarters of fiscal 2003, and fiscal years 2002 and 2001, costs denominated in foreign currencies were nominal and we had minimal foreign currency losses during those periods. However, we believe that in the future an increasing portion of our costs will be denominated in foreign currencies as we increase operations in Europe and open offices in other countries. Fluctuations in the value of the Yen, Euro or other foreign currencies may cause our business and prospects to suffer. We will also be exposed to increased risk of non-payment by our customers in foreign countries, especially those with highly inflationary economies. We currently do not engage in foreign exchange hedging activities and, although we have not yet experienced any material losses due to foreign currency fluctuation, our international revenues are currently subject to the risks of foreign currency fluctuations, and such risks will increase as our international revenues increase.

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

Future changes in accounting standards or our interpretation of current standards, particularly changes affecting revenue recognition, could cause unexpected revenue fluctuations.

Future changes in accounting standards or our interpretation of current standards, particularly those affecting revenue recognition, could require us to change our accounting policies. These changes could cause deferral of revenue recognized in current periods to subsequent periods or accelerate recognition of deferred revenue to current periods.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of risks, including changes in interest rates, foreign currency fluctuations, equity price and market values of our investments, which could impact our results of operations and financial condition. We currently do not utilize derivative financial instruments to hedge such risks.

Interest Rate Risk

At April 30, 2003, we had an investment portfolio of mostly fixed income securities, including those classified as cash equivalents and securities available-for-sale, of $27,355,000. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of April 30, 2003, the decline of the fair value of the portfolio would be immaterial. We attempt to mitigate risk by holding our fixed income investments until maturity to avoid recognizing an adverse impact in income or cash flows in the event of an increase in market interest rates, but an increase in our liquidity needs may require us to sell fixed-rate securities prior to maturity.

The table below presents the carrying value (which approximates fair value) and related weighted average coupon interest rates for our investment portfolio at April 30, 2003 (in thousands, except interest rates).

	Carrying Amount	Average Coupon Interest Rate
Cash equivalents	$3,683	1.0%
Securities with maturity:
Due within one year or less	8,644	4.9%
Due after one year through two years	6,518	3.1%
Annuities and auction rate preferred stock, with no maturity	8,510	2.1%

Total portfolio	$27,355	3.3%

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

Equity Price Risk

We have a minimal investment in equity securities of publicly traded companies. These investments are generally in companies having operations or technology in areas within our strategic focus. At April 30, 2003, the fair value of these investments was approximately $66,000. These investments are considered available-for-sale, with the unrealized gain or loss deferred as a component of shareholders’ equity. It is not customary for us to make significant investments in equity securities as part of our investment strategy, and we do not attempt to reduce or eliminate our market exposure on these securities. We believe that a decline in the investments’ fair values would not adversely impact our results of operations.

Other Investment Risk

From time to time we invest in equity instruments of privately-held companies for business and strategic purposes. We regularly review the operating performance of the companies to assess the carrying value of our investments. During the third quarter of fiscal 2003, for instance, we began to market our investment for disposal of our limited partnership interest in a venture capital fund. The disposal of the interest allows us to avoid commitments for further investments in equity instruments of various privately-held companies made through the venture capital fund, many of which we believe had not generated adequate returns. As a result, we recorded an impairment charge to writedown our limited interest in the venture capital fund to an approximated amount of the subsequent receipt from its sale. Although our investments in equity instruments of privately-held companies now amounted to an insignificant amount at April 30, 2003, we may continue to invest in such companies in the future. We will continue to assess the carrying values of such investments, however we cannot be assured that a decline in their values will not adversely affect our financial results in the future.

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

PUMATECH, INC.

PART II—OTHER INFORMATION

Item 1.	Legal proceedings – Not Applicable

Item 2.	Changes in securities and use of proceeds – Not Applicable

Item 3.	Defaults upon senior securities – Not Applicable

Item 4.	Submission of matters to a vote of security holders – Not Applicable

Item 5.	Other information – Not Applicable

Item 6.	Exhibits and reports on Form 8-K

(a)	Exhibits

10.1*	Software Consulting Agreement, dated October 1, 2002, by and between Pumatech, Inc. and SoftVision Consulting
99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Confidential treatment has been requested for portions of this exhibit.

(b)	Reports on Form 8-K

Report on Form 8-K dated April 11, 2003 reporting our acquisition of all of the outstanding shares of capital stock of Starfish Software, Inc., a wholly-owned subsidiary of Motorola, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PUMATECH, INC. (Registrant)

Date: June 13, 2003	By:	/s/ J. KEITH KITCHEN
J. KEITH KITCHEN Vice President of Finance and Administration and Chief Accounting Officer (Principal Financial and Accounting Officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Woodson Hobbs, President and Chief Executive Officer of Pumatech, Inc., certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Pumatech, Inc. (the “Registrant”);

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

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

Dated: June 13, 2003

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

Dated: June 13, 2003

/s/ J. KEITH KITCHEN

J. Keith Kitchen Vice President of Finance and Administration and Chief Accounting Officer