Form 10-K
period 2003-07-31
PUMATECH INC
filed 2003-10-21
CIK 1020716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 0-21709

PUMATECH, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0349154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2550 North First Street, Suite 500 San Jose, California	95131 (ZIP Code)
(Address of principal executive offices)

(408) 321-7650

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value; Preferred Stock Purchase Rights

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $47,986,910 at January 31, 2003, the registrant’s most recently completed second fiscal quarter.

The number of the registrant’s $0.001 par value Common Stock outstanding as of September 30, 2003, was 49,648,504 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III

The registrant intends to file a definitive joint proxy statement/prospectus for its annual meeting of stockholders within 120 days of the end of the fiscal year ended July 31, 2003. Portions of such joint proxy statement/prospectus are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.    BUSINESS

This Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Words such as “anticipates,” “believes,” “expects,” “future,” “plan,” “intends,” “should,” and similar expressions are used to identify forward-looking statements. These statements are only projections based on current assumptions made by management. The actual results that we achieve may differ materially from those indicated in any forward-looking statements due to the risks and uncertainties set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere in this Form 10-K. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to review and consider carefully the various disclosures made by us in this report and our reports filed with the Securities and Exchange Commission that inform interested parties about the risks and factors that may affect our business.

Overview

Pumatech, Inc. develops, markets and supports synchronization, mobile-application development, and mobile-application management/device management software that enables consumers, business professionals and information technology professionals to extend the capabilities of enterprise groupware and vertical applications, handheld organizers/computers, Web-enabled cellular phones, pagers and other wireless or wireline personal communications platforms. Designed to connect people with essential information, anytime and anywhere, our product family includes the following offerings:

•	Intellisync®, Enterprise Intellisync®, Enterprise Intellisync Server and Satellite Forms® software;

•	TrueSync® software developed by our new wholly owned subsidiary, Starfish Software, Inc.;

•	Intellisync for Oracle software;

•	Intellisync goAnywhere (formerly known as LoudPC™) software recently acquired from Loudfire, Inc.;

•	our technology licensing software: the Intellisync Software Development Kit (Intellisync SDK) and our new Application Data Synchronization platform;

•	Synchrologic Mobile Suite enterprise server platform, resulting from the definitive merger agreement signed by Pumatech to acquire Synchrologic, Inc. A licensing agreement gives us the ability to sell Synchrologic’s Mobile Suite beginning September 14, 2003. Should the acquisition fail to occur, the licensing will continue through the end of the three-year term of the agreement.

Pumatech was incorporated in California in August 1993 as Puma Technology, Inc. and we reincorporated in Delaware in November 1996. Our principal executive offices are located at 2550 North First Street, Suite 500, San Jose, California 95131, and our Web address is www.pumatech.com. The information posted on the Web address is not incorporated into this Annual Report on Form 10-K.

We have organized our operations into a single operating segment encompassing the development, marketing and support of software and services that provide synchronization, mobile application development, application/device management, real-time remote information access, and secure Virtual Private Network (sVPN™—obtained from our acquisition of substantially all of the assets of Spontaneous Technology, Inc. on September 17, 2003). For further discussion of financial information related to our operating segment, as well as geographic areas, refer to note 16 to Consolidated Financials Statements set forth in Part IV of this Annual Report on Form 10-K.

We license our software products directly to corporations, original equipment manufacturers and business development organizations worldwide. In addition, we sell our retail products through several distribution channels both in the United States and internationally, including major distributors, resellers, computer dealers, retailers and mail-order companies in the United States. Internationally, we are represented by over 100 distributors and resellers in North America, Europe, the Asia-Pacific region, South America and Africa.

Available Information

All reports we filed electronically with the Securities and Exchange Commission (SEC), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and other information and amendments to those reports filed electronically (if applicable), are accessible at no cost on our Web site at www.pumatech.com. They are also available by contacting our Investor Relations at invrel@pumatech.com or 408-321-7650. These filings are also accessible on the SEC’s Web site at www.sec.gov. The public may read and copy any materials we filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information for the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Industry Background

In recent years, significant advancements in miniaturization, visual displays, long-life batteries and portable communications have led to the introduction of many innovative, new mobile computing devices. These highly portable devices allow users to work and communicate while they are away from the office and have fueled the significant growth of mobile computing. The growth of the mobile computing industry began with the widespread adoption of notebook computers, which provided mobility and an extension of corporate enterprise data. This was followed by the emergence of handheld devices to which personal information was delivered locally from a desktop personal computer (PC). Today, in this period of “anytime, anywhere” access, the mobile computing industry is capitalizing on both wired and wireless access to information that can reside on a PC, an intranet/corporate server or even on the Internet. This information or content is often highly customized, based on distinct user preferences.

As a result of an increase in worldwide use of mobile communications, the mobile computing market has been on a steady growth path since the mid-1990s. Smart electronic consumer devices, such as personal digital assistants (PDAs, also known as “handhelds”), smart phones and pagers, have become more broadly available and adopted, and other mobile communications services have become more widely accessible and affordable, providing data storage and information management capabilities to the mobile business professional. Today’s popular handheld devices include Palm OS®-based solutions from Palm, Inc., Sony Corporation, Handspring, Inc. and Symbol Technologies; Pocket PC/Windows CE -based devices from Hewlett-Packard Company, Toshiba America, Inc., Dell, Inc. and others; Symbian-based handhelds from companies like Psion PLC; and BlackBerry devices from Research in Motion. Despite a decline in sales of traditional PDAs in the last two years, as an effect of the overall soft economy, sales are growing for smartphones and other wireless mobile devices. According to a recent report from industry analyst eTForecasts, when smartphones are included in PDA sales, the worldwide PDA demand in 2002 did not decline, but instead it reflected a small sales increase. In addition, industry analyst International Data Corporation (IDC) projects that, even though 2002 was a challenging economic year worldwide, anticipated improvement of economic conditions in the later part of 2003 and 2004 and the momentum of increased activity and larger deployments of wireless and mobile solutions are expected to bring forth increased volume and revenue growth to the market. IDC expects that worldwide revenue for the mobile computing middleware market will increase over the next few years with a compound annual growth rate (CAGR) of 36.5% through 2007. IDC forecasts that the market will increase from $333 million in 2002 to $1.58 billion by 2007.

As more types of new mobile computing devices become available to business professionals and enterprises, users are faced with the difficulty of exchanging information among these various devices. This problem of interoperability is caused by the need to exchange information among different hardware devices, operating systems and applications. Hardware platforms range from high-speed Pentium PCs with hundreds of megabytes of memory and gigabytes of storage, to “shirt pocket” organizers, with specialized processors and limited memory and storage. In addition, these devices use numerous operating systems, such as Windows 2000, Windows XP, Windows NT, Pocket PC/Windows CE, DOS, Palm OS, Symbian and others, and utilize an even greater range of information management applications, databases and data formats. Enabling these devices to communicate, exchange and synchronize information is a complex and challenging task. Simply facilitating synchronization requires data-level, or content-aware, synchronization technology to maintain complete, up-to-date and accurate information. For example, content-aware data synchronization technology allows users to exchange addresses from the Address Book software application on a Palm OS handheld with Microsoft Outlook on a desktop PC or Lotus Notes on a corporate server, updating only the fields that have been most recently modified, rather than copying one file over another, thereby synchronizing both databases with the latest information.

With the increasing mobility of work forces, as well as additional competitive pressures, business professionals and enterprises are continuously seeking ways to improve productivity and, as a result, are increasingly using the growing number of new, innovative mobile computing devices. In order to manage information effectively, these users need convenient connectivity and synchronization solutions for the specific combination of devices and applications that they use. These software solutions must allow users to synchronize information maintained separately on multiple devices (for example, contact databases maintained by a mobile professional using a handheld computer in the field and by a support colleague using a desktop PC in the office). A software solution that links such different devices must address multiple hardware architectures, operating systems, communications architectures and application-specific data formats and structures.

Our Technology Solutions

We provide enterprise-level software solutions, anchored by the award-winning Intellisync family, the Synchrologic Mobile Suite enterprise server platform (resulting from our licensing agreement with Synchrologic dated September 14, 2003), Satellite Forms software, TrueSync Server platform, secure Virtual Private Network (sVPN) technology (obtained from our acquisition of substantially all of the assets of Spontaneous Technology, Inc. on September 17, 2003) and our technology licensing offering—the Intellisync Software Development Kit (Intellisync SDK). Our infrastructure solutions are designed to increase productivity for the enterprise by allowing users to access, exchange and synchronize easily information stored on a variety of different computing devices. Our solutions enable the enterprise to be a place where the most current information is rapidly available and accessible. Our technologies and products allow users to access information with easy-to-use applications, saving time and money.

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

•	Intelligent, content-aware data synchronization: our solutions enable up-to-the-minute e-mail, PIM and database information to be reflected across all devices utilized in the enterprise—from desktop and notebook personal computers (PCs) to handhelds, phones and pagers. Our multi-patented synchronization technology provides content-aware data synchronization among this growing number of mobile devices and essential PC applications such as Microsoft Outlook, Lotus Notes and Novell GroupWise. Our technology seamlessly and transparently translates the information from one data format to another as the information is synchronized. Built on a powerful synchronization engine, it can expand via device- and application-specific connectors to accommodate new devices and applications. With the Intellisync SDK, we have enabled independent software vendors, device original equipment manufacturers and Internet-based services to build synchronization solutions for their products based on the Intellisync platform, further enhancing our standard product range, and have lowered our own development costs.

•	Anytime, anywhere handheld access to corporate applications: With the Synchrologic Mobile Suite enterprise server platform, we are providing a single resource for synchronizing PIM, e-mail, and custom database information, both locally and remotely, between desktop PCs, servers, and mobile devices, and for managing handheld software and devices from one centralized location.

•	Centralized management: Through the Synchrologic Mobile Suite platform solution, and through our Enterprise Intellisync (desktop) software, we enable information technology (IT) managers to use a centralized administrator console to deploy quickly and easily software licenses, configure applications based on user needs, establish security privileges, and troubleshoot software by receiving and viewing detailed user logs.

•	Extending core applications to handheld devices: Our Satellite Forms MobileApp Designer software enables development of custom applications that operate on handheld devices and integrate with both server and desktop databases, thereby extending mission-critical corporate data to employees, when and where they need it.

•	Carrier-class synchronization: TrueSync Server software—developed by our wholly owned subsidiary, Starfish Software—is a highly scalable synchronization engine that provides multi-tier over-the-air and wireline synchronization between a heterogeneous mix of devices, applications and services. The TrueSync Server is SyncML 1.1 certified and supports a wide variety of platforms, databases, applications, protocols and transports, for broad interoperability. Its distributed architecture allows for scalability, high availability and redundancy for millions of users, making it an ideal solution for carriers.

•	Real-time, secure, remote information access: Our Intellisync goAnywhere (formerly known as “LoudPC”) technology, acquired from Loudfire, Inc. on July 22, 2003, allows anyone with an Internet browser or Web-enabled phone to enjoy real-time access to email and PIM data located in either Microsoft Outlook or Outlook Express. The product also provides secure access to pre-specified files residing on a host PC.

•	Secure VPN solutions: our secure, carrier-grade enterprise sVPN technology—obtained from our acquisition of substantially all of the assets of Spontaneous Technology on September 17, 2003—is designed to provide remote, secure access to corporate applications from any wireless device or operating system such as Microsoft (NT & Pocket PC), SUN (Solaris, Java, J2ME), Palm™ and Symbian, without requiring infrastructure changes by IT.

•	Network and device independent solutions for broad interoperability: Our products provide connectivity and synchronization among industry-leading PCs and mobile computing devices, operating systems and applications. Our products operate with major PC operating systems for Windows 98, Windows 2000, Windows XP, Windows Me, and Windows NT, as well as several proprietary operating systems. We also provide interoperability across a wide range of industry-standard and vendor-specific applications by supporting multiple data formats.

Products

We offer a wide range of software technologies and services to the original equipment manufacturers (OEMs), enterprise, retail and online markets. These offerings allow users to synchronize critical information between both wired and wireless handheld devices and the vast stores of information found in corporate databases, intranets, the Internet and individuals’ personal computer (PC) applications. We also provide the tools needed to create custom handheld applications, manage mobile software applications and devices, remotely access Outlook and PC files in real time, and provide secure Virtual Private Network (sVPN—obtained from our acquisition of substantially all of the assets of Spontaneous Technology, Inc. on September 17, 2003) access to corporate applications from any wireless device or operating system.

Product Name	Description	Introduction Date
Desktop-based Solutions
• Intellisync®	Enables direct synchronization of calendars, e-mail, contacts, memos, and tasks between Palm OS, Pocket PC 2002, Pocket PC/Windows CE or Symbian Release 5.0-compatible handhelds and the leading PC-based PIM (personal information management), contact management and groupware messaging applications. With its patented Data Synchronization Extensions (DSX) Technology engine, Intellisync provides simultaneous synchronization of handheld organizer data with multiple PC applications such as Microsoft Outlook (including Outlook 2002) and Outlook Express, Lotus Notes and Organizer, Novell GroupWise, ACT!, and others.	August 1996

• Enterprise Intellisync® (with integrated Administrator’s Console)	Enterprise Intellisync software provides compatibility with all of the PIM software, handheld devices, and desktop operating systems that Intellisync supports. In addition, an integrated Administrator’s Console enables preconfiguration, deployment, management, and troubleshooting of Intellisync software from a single, centralized location. Enterprise Intellisync automatically synchronizes calendar, e-mail, contacts, memos, and tasks with PIM, contact management and groupware applications, including Microsoft Outlook (including Outlook 2002/XP), Lotus Notes and Organizer, ACT!, and Novell GroupWise. Enterprise Intellisync can be used in conjunction with Microsoft Systems Management Server or other systems management software to distribute configured and licensed copies of Intellisync.	June 2001

• Intellisync for Oracle	Provides direct, two-way synchronization of calendar, contacts, and tasks between Oracle E-Business Suite and both Microsoft Outlook and Palm OS handhelds.	November 2002

• Intellisync: Phone Edition

Software which enables two-way synchronization of contacts between Microsoft Outlook and popular mobile phones from Nokia, Inc., Motorola, Inc., Samsung Electronics, Inc., and LG Electronics, Inc.

Intellisync: Phone Edition synchronizes contacts directly between the user’s default Outlook Contacts folder and its mobile phone. It also automatically notifies the user when the number of contacts it is about to synchronize exceeds the storage available on its phone.

October 2003

Product Name	Description	Introduction Date
• Intellisync goAnywhere (formerly known as “LoudPC”— recently rebranded and repackaged)	Technology acquired from Loudfire, Inc., Intellisync goAnywhere is designed to provide real-time, secure remote access to Microsoft Outlook and PC data files from any device equipped with a Web browser—PCs, Mac OS computers, Palm OS/Pocket PC handhelds, or cellular phones.	July 2003 (acquired)

Server-based Solutions

•   Synchrologic Mobile Suite platform (Pumatech has a licensing agreement with Synchrologic to begin selling these solutions immediately, as part of Pumatech’s definitive agreement to purchase Synchrologic, Inc.)

	Designed to extend an organization’s existing technology infrastructure to mobile and remote staff, delivering access to enterprise applications and databases, file content, email and PIM data, intranet sites, and Web content. It is also designed to provide tools for remotely managing mobile devices. Synchrologic Mobile Suite is composed of four core products: Synchrologic Email Accelerator, Synchrologic Data Sync, Synchrologic File Sync and Synchrologic Systems Management.	September 2003 (three-year licensing agreement with Synchrologic)

• Enterprise Intellisync Server	Provides a single solution for synchronizing both PIM and custom database information—locally and remotely—between servers and mobile devices.	August 2002

• TrueSync Server	TrueSync Server Products and Solutions provide multi-tier over-the-air and wireline synchronization between a heterogeneous mix of devices, applications and services. The server platform features a flexible and extensible component-based architecture using open standards such as SyncML, Java and XML (Extensible Markup Language).	March 2003 (acquired)

• SyncML Device Management Solutions	SyncML device management encompasses technologies utilized by wireless operators and corporate IT departments to perform complex remote configuration of mobile devices on behalf of end users. Device management solutions enable over-the-air customization, personalization and servicing of wireless handsets and PDAs. The Open Mobile Alliance (OMA), an organization chartered with developing mobile standards, has initiated a technology track to build a SyncML DM protocol as the open, universal industry standard for remote device management of networked devices. Starfish Software, Pumatech’s wholly owned subsidiary, was the first company to certify and deploy commercially SyncML-enabled server solutions.	March 2003 (acquired)

• Spontaneous Technology’s secure Virtual Private Network (sVPN) technology	Designed to enable secure, carrier-grade enterprise VPN solutions that extend existing corporate applications to any wireless device and operating system, including Microsoft (NT & Pocket PC), SUN (Solaris, Java, J2ME), Palm and Symbian. This technology is designed to allow carriers’ enterprise customers the freedom to deploy new applications quickly and affordably—without the need for massive new infrastructure and investment.	September 2003 (acquired)

Product Name	Description	Introduction Date

Development Solutions
• Satellite Forms MobileApp Designer	A rapid application development (RAD) tool for Palm OS and Pocket PC 2002-based handhelds, Satellite Forms MobileApp Designer lets developers quickly create and deploy custom handheld applications that can be integrated with desktop or network databases, including Oracle, DB2, and Microsoft Access, or directly with server-based data via the Synchrologic Mobile Suite (available separately).	July 1998 (acquired)

• Intellisync Software Development Kit (Intellisync SDK)	Provides a solution for adding intelligent synchronization to enterprise applications, mobile devices and Web-based services.	February 1998

• Intellisync for Web Toolkit	A synchronization solution for Intellisync SDK licensees who wish to synchronize their Web-based PIM applications with leading PIMs and devices, including Microsoft Outlook, Palm OS handhelds and many others. Intellisync for Web includes a pre-built, customizable Intellisync desktop client and Connector.	July 2000 (acquired)

• Application Data Synchronization Platform	Our Application Data Synchronization Platform addresses a major issue facing corporate IT management—that of enterprise data synchronization and integration—as corporations today are faced with expensive applications and systems that do not work together effectively, making it important to have solutions that synchronize not just mobile devices, but also with PC- and server-based applications. The platform is built upon standard synchronization protocols such as XML that produce flexible solutions tailored to the enterprise specific needs. Application Data Synchronization solutions can be either desktop-based or server-to-server. A desktop-based solution offers the ability to synchronize appointments, contacts, memos, tasks and email between a vertical enterprise application and Microsoft Outlook, Lotus Notes and Novell GroupWise on the desktop, or Palm OS and Pocket PC handhelds via cradle-based synchronization. A server-to-server solution enables direct, server-based synchronization of appointments, contacts, tasks and email between a vertical enterprise application, like CRM (customer relationship management), and both Microsoft Exchange and Lotus Domino.	May 2003

Sales and Marketing

We market and sell our products through several channels in the United States and internationally, including retail, the Web, value-added resellers, system integrators, original equipment manufacturers (OEMs) and directly to enterprise customers.

In the United States, our sales organization works directly with major distributors, resellers, computer dealers, retailers, mail-order companies and Web stores to distribute our retail packaged products. Internationally, we market and sell through selected distributors and republishers that focus on specific geographic and market segment areas. These international partners operate as an extension of our marketing and sales organizations, developing the appropriate sales channels in their regions. They also work with local resellers as well as local offices of our OEM customers to develop specific marketing and channel promotions for their regions. As of July 31, 2003, we were represented by over 100 distributors and resellers in North America, Europe, Asia Pacific, South America, and Africa, and are continuing to expand our international reach as appropriate distributors or republishers are found. For further discussion of risks from our international operations, see the discussion below under the caption “Risk Factors—We are dependent on our international operations for a significant portion of our revenues.”

Consistent with industry practice, we provide our distributors with stock balancing and price protection rights. These rights permit our distributors to return slow-moving products to us for credit and to receive price adjustments for inventories of our products held by distributors if we lower the price of those products. We recognize revenues on products shipped to distributors at the time the merchandise is sold by the distributor; as a result, the immediate effect of returns and adjustments on our quarterly operating results has been minimal to date.

One distributor, Ingram Micro US, accounted for 10%, 17% and 14% of our total revenue during fiscal 2003, 2002 and 2001, respectively.

We strive to be both a technology and marketing partner with our OEM and strategic customers. Our sales and marketing organization sells our products directly to our OEM partners, distributors, and end users. We work closely with OEM partners on their new hardware products by providing them with technical input, thereby helping to ensure that our software products will work successfully with the OEM’s hardware products. We also train and educate the OEM’s sales and marketing organizations on our products, allowing them to act as our “virtual” sales force to their channels and direct customers. In addition, we work closely with our hardware and software strategic partners to develop effective marketing programs designed to increase sales. Although several OEMs are subject to certain contractual minimum purchase obligations, there can be no assurance that any particular OEM will satisfy the minimum obligations. Weakening demand from any key OEM and the inability to replace revenue provided by such an OEM could have a material adverse effect on our business, operating results and financial condition. We maintain individually significant receivable balances from major OEMs. If these OEMs fail to meet their payment obligations, our operating results could be materially and adversely affected.

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

Increasingly, we are also distributing our software products directly to corporate customers through our enterprise licensing programs of Enterprise Intellisync, Intellisync for Oracle, Satellite Forms and Synchrologic Mobile Suite (a licensing agreement gives us the ability to sell Synchrologic’s Mobile Suite beginning September 14, 2003). Our software products have been licensed by, and embedded into solutions offered by over 200 companies. Additionally, our Intellisync synchronization technology has a presence in virtually all of Fortune 1000 companies.

We have sales and marketing offices located in the San Jose, California and Tokyo, Japan and a number of sales representatives working from their homes in the United States, the United Kingdom, Netherlands and Germany, to cover local territories.

In order to develop further our brand name recognition, we plan to continue to expand our joint marketing programs, marketing channel promotions and bundling arrangements with our strategic partners.

Customer Support

Our service and support organization provides secondary technical support to OEMs, primary technical support to enterprises, retailers and end users, and education and training services to enterprises, OEMs and retailers. We also use an outsourced vendor to provide first line technical support related to the majority of our retail products. Our current OEMs typically have software maintenance agreements with us. These agreements provide for technical support and include maintenance of our products in accordance with specifications contained in our product guidelines, as well as access to technical support personnel by telephone, fax and e-mail. Customers under license agreements are typically entitled to certain product updates and modifications, primarily bug fixes. Our OEMs and some of our retail channel partners provide telephone and initial support to end-users.

Seasonality

Typically, the market for our products and services experience a slight degree of seasonal variations in demand, with weaker revenue in July and August because of reduced corporate buying patterns during the vacation season. This seasonality is especially notable in Europe. Retail sales can also be weak in the months of January and February following typically stronger sales in the November-December time frame. We experience fluctuations in the demand for our products and services consistent with the fluctuations experienced in the industry overall.

Competition

The market for our software remains intensely competitive and characterized by rapid technological changes and evolving standards. We expect competition to intensify as current competitors expand their product offerings and more and more competitors enter the market to explore significant future business opportunities in the wireless market in realization that wireless is rapidly replacing wired infrastructure and becoming a pervasive technology. To maintain or increase our competitive advantage, we will continually need to enhance our current product, service and technology offerings, introduce new product features and enhancements, and expand our professional service capabilities.

The principal competitive factors affecting the market for our software are:

•	the level of quality, reliability and compatibility of the products and services provided;

•	the features and functionality of our products;

•	brand recognition and reputation for providing trusted products and services;

•	the level of security of the products and services provided;

•	price;

•	convenience and breadth of products and services offered;

•	the quality and market acceptance of new enhancements to our current services and features; and

•	OEM relationships and other strategic arrangements with third parties.

We believe we compete favorably overall with respect to these factors.

We believe that users will want to be able to license solutions from a single vendor to address their complete needs, and that our software components will support a broad range of mobile devices and services to allow us to compete favorably with other companies with no similar platform or whose mobile solutions are highly fragmented.

We believe that users will want to be able to utilize synchronization functionality with a wide variety of mobile computing devices and software applications, and that our standards-based approach will continue to allow us to compete favorably with larger companies whose products may not be able to support such a degree of interoperability. Our strategic relationships with hardware and software vendors enable us to provide interoperability among a broader range of applications than many of our current and potential competitors.

We currently face direct competition with respect to our Intellisync, Enterprise Intellisync, Synchrologic Mobile Suite, Intellisync goAnywhere, Satellite Forms, Intellisync: Phone Edition, TrueSync and Spontaneous Technology’s secure Virtual Private Network (sVPN) products. Intellisync retail and enterprise products face competition from Sybase, Inc.’s iAnywhere, Chapura, Inc.’s Pocket Mirror, Common Time’s Cadenza mNotes, Extended Systems, Inc.’s OneBridge Mobile Groupware, IBM Corporation’s Lotus Software EasySync Pro, Microsoft, Inc’s ActiveSync, Palm Desktop from Palm and others. Satellite Forms faces competition from Adobe Systems, Inc., Aligo, Inc., AppForge, Inc., Covigo, Inc., iConverse, Inc., Metrowerks Code Warrior, mPortal, Inc., Pencel Corporation, Pendragon Software Corporation, Penright Corporation’s MobileBuilder and others. Our server-based Mobile Suite software faces competition from Aether Systems, CommonTime, Extended Systems, FusionOne, Inc., InfoSpace, Inc., Infowave Software, JP Mobile, Inc., Microsoft, Openwave, Inc., Sybase, Inc., Synchrologic, Inc. (up until the closing date of the planned acquisition), Wireless Knowledge, Inc., XcelleNet, Inc. and others. Intellisync goAnywhere technology competes with offerings from Symantec Corporation (pcAnywhere) and Expertcity, Inc. (GoToMyPC) and others. Our Intellisync: Phone Edition faces competition from FutureDial, Inc.’s SnapSync and Susteen, Inc.’s DataPilot and others. TrueSync and sVPN face competition from Visto Corporation, Seven Networks, Inc. and others.

In addition to direct competition noted above, we face indirect competition from existing and potential customers that may provide internally developed solutions for each of our technology licensing components. As a result, we must educate prospective customers as to the advantage of our products versus internally developed solutions. We currently face limited direct competition from major applications and operating systems software vendors who may in the future choose to incorporate data synchronization functionality into their operating systems software, thereby potentially reducing the need for OEMs to include our products in their notebook and desktop personal computers (PCs). For example, Microsoft’s inclusion of certain features permitting data synchronization between computers utilizing the Windows 98, Windows 2000, Windows Me, Windows NT or Windows XP operating system may have the effect of reducing revenue from our software if users of these operating systems perceive that their data synchronization needs are adequately met by Microsoft.

Furthermore, current or potential competitors have established or may establish financial and strategic relationships among themselves or with existing or potential customers or other third parties to increase the ability of their products to address the needs of customers. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share, which would harm our business.

In addition, certain companies with whom we compete or may compete in the future, including internal software development groups of our current and potential customers, have substantially greater financial, marketing, sales and support resources and may have more “brand-name” recognition than we do. There can be no assurance that we will be able to either develop software comparable or superior to software offered by our current or future competitors or to adapt to new technologies, evolving industry standards and changes in customer requirements. In addition, the PC and mobile computing device markets experience intense price competition, and we expect that in order to remain competitive, we may have to decrease our unit royalties on certain products.

Also, refer to the discussion below under the caption “Risk Factors—We face fierce competition in the market for mobile computing synchronization products and services, which could reduce our market share and revenues.”

Research and Development

We seek to capitalize on our expertise in data synchronization and mobile infrastructure technology by developing products for new applications and increasing the functionality of existing products. We plan to continue to develop new products and expand our technology licensing components with additional mobile solutions based on our existing and acquired technologies.

The markets for our products are characterized by rapidly changing technologies, evolving industry standards, frequent product introductions and short product life cycles. Our future success will depend to a substantial degree upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and emerging and evolving industry standards. We plan our budget for research and development based on planned product introductions and enhancements. However, actual expenditures may significantly differ from budgeted expenditures. A number of risks are inherent in the product development process. The development of new, technologically advanced software products is a complex and uncertain process requiring high levels of innovation, as well as accurate anticipation of technological and market trends. The introduction of new or enhanced products also requires us to manage the transition from older products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. There can be no assurance that we will successfully develop, introduce or manage the transition to new products. We have in the past, and may in the future, experience delays in the introduction of our products, due to both internal and external factors. Any future delays in the introduction or shipment of new or enhanced products, the inability of such products to gain market acceptance or problems associated with new product transitions could adversely affect our operating results, particularly on a quarterly basis. Also, refer to the discussion below under the caption “Risk Factors—Our market changes rapidly due to changing technology and evolving industry standards. If we do not adapt to meet the sophisticated needs of our customers, our business and prospects will suffer.”

Employees in our engineering group are also engaged in product development and localization efforts for existing products. Product maintenance and customer support responsibilities are shared by engineering group employees on an as-needed basis. In developing new products or enhancements, we work closely with current and prospective customers, as well as with industry experts, to ensure that our products address current problems and emerging requirements. We believe that such collaboration is critical to develop and improve our products and services. Our engineering group also works closely with our sales and marketing and professional services groups to develop products that meet real customer needs. We also complement our engineering capacity with a number of European software development partners performing certain product engineering-related projects and other engineering requirements that may arise.

We opened our new research and development facility in Sofia, Bulgaria during fiscal 2003. The facility was established to take advantage of the considerable local knowledge and expertise in the areas of information technology and software programming, cost efficiencies and to offer extensive development, support and management for our current projects and potential software solutions.

Furthermore, our recent acquisitions of Starfish Software, Inc. and substantially all of the assets of Loudfire, Inc. and Spontaneous Technology, Inc. allow us to leverage the significant technologies we acquired. We expect that the integration of these acquired technologies will accelerate our ability to meet new product requirements and enhancements. The acquisitions have also given us expanded research and development capabilities with employees that have extensive knowledge and experience in the synchronization and mobile infrastructure software solutions.

In fiscal 2003, 2002 and 2001, research and development expenses were $7.4 million, $15.2 million and $23.7 million, respectively.

As part of our strategic plan, with our recent acquisitions, our engineering group is currently aiming their efforts at expanding focus from cabled synchronization to synchronization for wireless handhelds, smartphones, laptops and tablets, at extending our core synchronization technology to increase scalability and extensibility, and at supporting next-generation wireless technology and device platforms. We also continue efforts on enhancing our Application Data Synchronization platform to provide further value to our enterprise customers. We will continue to develop this platform to integrate and synchronize vertical enterprise applications, such as CRM (customer relationship management) software, with corporate groupware, either on the desktop or via server-to-server connectivity.

Professional Services Group

We believe that delivering quality professional services provides us with a significant opportunity to differentiate ourselves in the marketplace. Whether companies are creating a new enterprise infrastructure or customizing a current one, our professional services organization may assist them with all phases of the project. This team specializes in producing software that delivers a measurable competitive advantage for customers deploying our solutions, as well as applications from other software developers.

By transforming emerging technologies into robust, reliable, revenue-producing products and services, our professional services organization has the expertise to develop enterprise solutions that combine handheld, mobile, wireless, desktop, Internet, synchronization, back-office applications and database technologies. The Professional Services team works across multiple phases of development projects: business analysis and strategic technology consulting, project management, design, engineering, quality assurance, software testing, localization and technical writing. The organization’s clients have included America Online, Inc., NEC Corporation, International Business Machines Corporation, and Panasonic Mobile Communications Company Limited. Our professional services group recently delivered innovative and flexible PIM synchronization technologies as part of MSN’s (Microsoft Network) version 8 launch, and is currently working to provide America Online users with a host of new capabilities leveraging the power of Intellisync.

Acquisitions

The markets in which we compete require a wide variety of technologies, products, and capabilities. Our strategy of acquiring assets or businesses with complementary products, technologies and engineering resources has resulted in the completion of a number of acquisitions as described below. We expect these acquisitions and future acquisitions will enhance our ability to develop new technologies, expand our core technological capabilities and provide additional resources for enhancing and developing new products and solutions with broad market applications. Mergers and acquisitions of high-technology companies are inherently risky. No assurance can be given that our previous or future acquisitions will be successful or will not materially adversely affect our financial condition or operating results. The risks associated with acquisitions are discussed below under the caption “Our recent and planned future acquisitions could require significant management attention and prove difficult to integrate with our business, which could distract our management, disrupt our business, dilute stockholder value and adversely affect our operating results.”

In September 2003, we announced that we have entered into a definitive merger agreement dated as of September 14, 2003, to acquire Synchrologic, Inc. headquartered in Alpharetta, Georgia. Synchrologic’s product line provides mobile access to enterprise applications, email and PIM data, file content, intranet sites, and Web content, while giving information technology the tools to manage mobile devices remotely.

In September 2003, we acquired substantially all of the assets of Spontaneous Technology, Inc. of Salt Lake City, Utah. Spontaneous Technology is a provider of enterprise secure Virtual Private Network (sVPN) software designed to extend existing corporate applications to most wireless devices.

In July 2003, we acquired substantially all of the assets of Loudfire, Inc. of Tulsa, Oklahoma, developer of LoudPC software (recently rebranded and repackaged and now called “Intellisync goAnywhere”). Intellisync goAnywhere allows anyone with an Internet browser or Web-enabled phone to enjoy real-time access to email and PIM data located in either Microsoft Outlook or Outlook Express. The product also provides secure access to files or folders residing on a host personal computer.

In March 2003, we acquired all of the capital stock of Starfish Software, Inc., a wholly owned subsidiary of Motorola, Inc. of Schaumburg, Illinois. Starfish, headquartered in Scotts Valley, California, is a provider of end-to-end mobile infrastructure solutions based on integrated platforms composed of server, desktop and device software for mobile data synchronization, wireless connectivity and device management.

In November 2000, we acquired certain intellectual property and other assets of SwiftTouch Corporation of Bedford, Massachusetts, a provider of Web-based Universal Access Solutions.

In October 2000, we acquired select assets and assumed certain liabilities of The Windward Group, a wholly owned subsidiary of Vanteon Corporation, of Rochester, New York. Windward, headquartered in Los Gatos, California, is a professional services company specializing in creating consumer and enterprise solutions that combine mobile, wireless, desktop, Internet and database technology.

Refer to the discussions under the caption “Acquisitions” set forth in Item 7, Part II of this Annual Report on Form 10-K for more information on the acquisitions.

Proprietary Technology and Intellectual Property

Our success depends significantly upon our proprietary technology. We rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions and other measures to protect our proprietary rights. We also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and name recognition are essential to establishing and maintaining a technology leadership position. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We therefore have established an intellectual property (IP) group to manage our copyrights, trademarks, patent prosecution, patent litigation, and IP licensing. The group is committed to the development, licensing, and monetization of our innovation. We currently have 50 issued United States patents that expire in 2012 through 2021 and have 58 patent applications pending. We also license seven patents from third parties.

Pumatech IP.    We have been in the business of designing, developing and selling synchronization products since the early to mid ‘90s. It is in this area that we were awarded our first patent. We have been awarded 14 patents and have 19 more pending. From this activity, we believe we have learned a great deal about what it takes to build a robust synchronization product to deal with the many subtleties presented by the wide range of capabilities among the various PDAs, PIMs, enterprise applications and data bases that must be synchronized. Some of these are:

•	Matching differing syntax and semantics of comparable fields in different data sets—field type, length, and encoding.

•	Tracking of changed records—some data sets mark records that have been modified, while others do not.

•	Record accessing—some data sets use unique record identifiers, some do not.

•	Number of fields in a record—servers generally have a large number of fields in a contact record, but only a small subset may be available in a PDA.

•	Memory availability—a server has relatively unlimited memory to store large number of records, but a PDA does not.

•	Communications bandwidth—the volume of data to be synced may be excessive for the available bandwidth leading to long and/or expensive syncs.

•	Communications medium—the sessions for cabled connections are more robust than OTA (over-the-air) ones, where session interruptions and disconnects are more frequent.

NetMind IP.    We acquired NetMind Technologies, Inc. in February 2000. NetMind software monitors Web sites for changes specified by individual users to be relevant and notifies the user when such changes occur. NetMind technology is protected by five patents and two more pending.

Starfish Software IP.    We acquired Starfish Software, Inc. in March 2003. This acquisition significantly strengthened our synchronization position through the Starfish software products and the number of related issued and pending patents. Starfish has been issued 28 patents, many of them relating to synchronization, and has 12 more pending.

Loudfire IP.    We acquired the assets of Loudfire, Inc. in July 2003 to provide a significant piece of our wireless, remote access strategy. The LoudPC software (recently rebranded and repackaged and now called “Intellisync goAnywhere”) we acquired from Loudfire is designed to allow anyone with an Internet browser or Web-enabled phone to access information on a remote computer stored in Outlook or Outlook Express and/or selected files. Loudfire software is based on patent-pending technology.

Spontaneous Technology IP.    Our recent acquisition of the assets of Spontaneous Technology in September 2003 provided us with a significant piece of wireless, remote access strategy. Spontaneous Technology’s secure Virtual Private Network (sVPN) technology allows enterprise applications to be securely accessed from outside the firewall using standard HTTP (Hyper Text Transfer Protocol) and enterprise ports, thereby providing additional wireless, remote access to corporate applications from Internet browsers and web enabled phones. sVPN is patent protected. Spontaneous Technology has been issued three patents and has 24 more pending which are related to sVPN as well as viral marketing technology.

Licensed IP.    We also license patents from third parties and presently count seven such patents, some of them related to synchronization.

There can be no assurance that our patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by us, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to our technology or design around the patents owned by us. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some countries do not ensure that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. We have entered into source code escrow agreements with a limited number of our customers and resellers requiring release of source code in certain circumstances. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code in the event that there is a bankruptcy proceeding by or against us, if we cease to do business or if we fail to meet our support obligations. We also provide our source code to foreign language translation service providers and to consultants in limited circumstances. The provision of source code to such parties may increase the likelihood of misappropriation by third parties.

Litigation may be necessary to enforce our intellectual property rights or to protect our trade secrets or trademarks. For instance, in the outstanding patent infringement suit against Extended Systems, Inc. filed in the United States District Court for the Northern District of California (the “Court”), we allege that Extended Systems’ server and desktop products infringe on eight of our synchronization-related patents. We are seeking relief from the Court, including an injunction against any further sale, use, importation, or production of the infringing Extended Systems’ products, an injunction against further infringement of our trademarks, an injunction against further interference with our customers, treble damages for infringement of the patents, damages sufficient to compensate us for the trademark infringement and interference, and payment of attorneys’ fees. Extended Systems filed an answer and counterclaim in response to our complaint in which Extended Systems denied our charges, raised a number of affirmative defenses and requested a declaration from the court that our synchronization software patents are invalid and not infringed by our products.

During fiscal 2003, we also filed a patent infringement suit against Synchrologic, Inc. in the United States District Court for the Northern District of California, alleging that Synchrologic’s server and desktop products infringe six of our synchronization-related patents. In September 2003, we entered into a definitive merger agreement to acquire Synchrologic. Upon the execution of the definitive agreement, we and Synchrologic agreed to dismiss the litigation with prejudice, thereby permanently ending this specific suit.

We are not aware that we infringe on proprietary rights of any third party. There can be no assurance, however, that third parties will not claim infringement by us of their IP rights. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows, the functionality of products in different industry segments overlaps, and as patent protection for software becomes increasingly popular. Any such claims, with or without merit, could be time consuming to defend, resulting in costly litigation, divert our attention and resources or cause product shipment delays. In addition, such claims could require us to discontinue the use of certain software codes or processes, to cease the manufacture, use and sale of infringing products, to incur significant litigation costs and expenses and to develop non-infringing technology or to obtain licenses to the alleged infringing technology. There can be no assurance that we would be able to develop alternative technologies or to obtain such licenses or, if a license were obtainable, that the terms would be commercially acceptable to us. In the event of a successful claim of product infringement against us and our subsequent failure or inability to license the infringed or similar technology, our business, operating results and financial condition would be materially adversely affected.

For further discussion of risks related to intellectual property, see below under the caption “Risk Factors—Our success and ability to compete depends upon our ability to secure and protect patents, trademarks and other proprietary rights.”

Employees

As of July 31, 2003, we had a total of 118 full-time, including 54 in engineering and professional services, 50 in sales and marketing and 14 in operations, finance and administration. The increase in our number of employees from the beginning of fiscal 2003 resulted from the added headcount from the acquisition of Starfish Software, as well as from the opening of our engineering facility in Sofia, Bulgaria.

All but 28 of our employees are located in the United States. The remainder are located in either Bulgaria, Germany, Japan, the Netherlands or the United Kingdom. None of these employees is represented by a labor union. We have experienced no work stoppages.

Furthermore, on September 17, 2003, 11 engineering and customer support employees, all in the United States, were added to our workforce as part of our recent asset acquisition of Spontaneous Technology, Inc.

Many of our current key personnel have substantial experience in our industry and would be difficult to replace. Competition for qualified personnel in our industry is intense. We believe that our future success will depend in part on our continued ability to hire, train and retain qualified personnel. Also, refer to the discussion below under the caption “Risk Factors—We depend on key employees in a competitive market for skilled personnel.”

Risk Factors

The following risks and uncertainties may have a material and adverse effect on our business, financial condition or results of operations. You should carefully consider these risks and uncertainties, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K. If any of the material risks or uncertainties we face were to occur, the trading price of our securities could decline.

We have historically incurred losses and these losses may continue in the future. We may not be able to sustain consistent future revenue growth on a quarterly or annual basis, or achieve or maintain profitability.

We have not been profitable since fiscal 1998. Although we have reported sequential revenue growth over the last four quarters, we cannot be certain that this growth will continue at the same rate, or that our revenues will not decline in the future. We have experienced losses of $7.7 million, $34.5 million and $41.8 million for fiscal 2003, 2002 and 2001, respectively. At July 31, 2003, we had an accumulated deficit of $121.7 million. To become profitable and sustain profitability, we will need to generate additional revenues to offset our expenses. We may not achieve or sustain our revenue or profit goals and our losses may continue in the future. Because the synchronization market is new and evolving, we cannot accurately predict either the future growth rate, if any, or the ultimate size of the market for our products and services. For example, while the market for smartphones and other wireless mobile devices has experienced growth recently, the market for traditional personal data assistants (PDA) has declined. This decline in traditional PDA sales had a direct impact on sales of our Intellisync products through the retail and online channels, where sales of our synchronization software typically occur at the same time a PDA is purchased, or shortly thereafter. This decline has had a negative impact on our revenues and we expect that the decline in this market may continue. The increase in demand for smartphones and other such devices may not offset the decline in traditional PDA sales. If we cannot achieve profitability or positive cash flows from operating activities, we may be unable to meet our working capital and other payment obligations, which would have a material adverse effect on our business, financial condition and results of operations and the price of our common stock.

Our quarterly revenues and operating results are subject to significant fluctuations, and our stock price may decline if we do not meet the expectations of investors and analysts.

Our quarterly revenues and operating results are difficult to predict and have and may in the future fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control. These factors include, but are not limited to:

•	a decline in the market for traditional personal data assistants;

•	our need to realize our goals with respect to recent and potential future acquisitions;

•	our need and ability to generate and manage growth;

•	rapid evolution of technology;

•	our evolving business model;

•	our reliance on international sales and growth

•	our ability to penetrate the European market;

•	a decline in gross margins;

•	the seasonal nature of the market;

•	changes in the market for synchronization;

•	introduction of new products and services by us or our competitors;

•	changes in our mix of sources of revenues;

•	the long-term effect of our reduction in operating expenses;

•	entrenched and substantial competition; and

•	continued difficult political and economic conditions.

Additionally, we generally derive our technology licensing revenues from multi-year contracts with customers that frequently include license fees, professional services fees, royalty payments and maintenance. We typically earn both the license fees and the professional services in the initial one or two quarters subsequent to the signing of a contract. We periodically have large professional services implementations that individually contribute as much as 5% or more to quarterly revenue. Combined with related license revenues, total revenue from individual customers in the initial quarters of a contract may exceed the revenues we earn during subsequent periods covered by the contract. To the extent that we do not secure additional contracts with the same customer or secure comparably sized commitments from other customers, we may not be able to achieve our revenue forecasts for future quarters.

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

The market for our products and services is characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions. The traditional personal data assistant market, appears to be declining and may continue to do so, just as sales in competing markets, such as smartphones and other multi-function mobile phones may be increasing. Our future success will depend to a substantial degree on our ability to offer products and services that adapt to these changing markets, incorporate leading technology, address the increasingly sophisticated and varied needs of our current and prospective customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. Our rapidly evolving market makes it more likely that:

•	our technology or products may become obsolete upon the introduction of alternative technologies;

•	we may not have sufficient resources to develop or acquire new technologies or to introduce new products or services capable of competing with future technologies or service offerings; and

•	we may not be able to respond effectively to the technological requirements of the changing market.

To the extent we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of these technologies and equipment are likely to continue to require significant capital investment by us. Moreover, there can be no assurances that we can develop, market and deliver new products and technology on a timely basis. Sufficient capital may not be available for this purpose in the future, and even if it is available, investments in new technologies may not result in commercially viable technological processes and there may not be commercial applications for such technologies. If we do not develop, acquire and introduce new products and services and achieve market acceptance in a timely manner, our business and prospects may suffer.

Our recent and planned future acquisitions could require significant management attention and prove difficult to integrate with our business, which could distract our management, disrupt our business, dilute stockholder value and adversely affect our operating results.

As part of our strategy, we intend to continue to make investments in complementary companies, products or technologies. We recently acquired Starfish Software, Inc. (in March 2003) and substantially all of the assets of Loudfire, Inc. (in July 2003) and Spontaneous Technology, Inc. (in September 2003). We have also recently announced our intention to acquire Synchrologic, Inc. We may not realize benefits from any of these acquisitions, or from any acquisition we may have in the future. If we fail to integrate successfully our past and future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could decline. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. If our customers are uncertain about our ability to operate on a combined basis, they could delay or cancel orders for our products. We may not successfully be able to evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. Acquisitions involve a number of difficulties and risks to our business, including, but not limited to, the following:

•	potential adverse effects on our operating results;

•	failure to integrate acquired technologies with our existing products and technologies;

•	failure to integrate management information systems, personnel, research and development and marketing, sales and support operations;

•	potential loss of key employees from the acquired company;

•	diversion of management’s attention from other business concerns;

•	disruption of our ongoing business;

•	potential loss of the acquired company’s customers;

•	failure to realize the potential financial or strategic benefits of the acquisition;

•	failure to develop further the acquired company’s technology successfully, resulting in the impairment of amounts capitalized as intangible assets;

•	unanticipated costs and liabilities;

•	incur amortization expenses related to intangible assets (other than goodwill); and

•	incur impairment charges under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”

Further, we have issued common stock and paid cash for recent acquisitions and may have to pay cash, incur debt or issue equity securities to pay for any future acquisition, each of which could affect the market price of our common stock. The sale of additional equity or convertible debt could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

If we are unable to consummate the acquisition of Synchrologic or to make additional future acquisitions of mobile computing-related technology companies, we may be unable to compete successfully in the enterprise synchronization market.

Our business strategy is dependent upon making additional acquisitions of mobile computing-related technology companies. For example, our planned acquisition of Synchrologic is intended to be an important addition to our technological ability to serve enterprise customers. Future acquisition candidates may be few in number and may attract offers from companies with greater financial resources than us. We can provide no assurance that we will be able to locate other suitable acquisition targets or that we will be able to complete additional acquisitions. If we are unable to acquire Synchrologic and make additional future acquisitions of mobile computing-related technology companies or build similar technologies in-house, we may be unable to implement our business plan and our ability to compete in the enterprise synchronization market may be adversely affected.

Our investment in goodwill and other intangibles resulting from our acquisitions could become impaired.

As of July 31, 2003, our goodwill and other intangibles amounted to $5,500,000, net of accumulated amortization and reflective of newly acquired intangibles from Starfish and Loudfire. We ceased to amortize our existing goodwill upon our adoption of SFAS No. 142 in the beginning of fiscal 2003. We will amortize approximately $781,000, $739,000, $666,000 and $548,000 of other intangibles in fiscal 2004, 2005, 2006 and 2007, respectively, based on the acquisitions completed as of July 31, 2003. We expect, however, that amortization expense will increase significantly as a result of the acquisition of various intangibles from Spontaneous Technology and the pending acquisition of Synchrologic in fiscal 2004. To the extent we do not generate sufficient cash flows to recover the net amount of any investment in goodwill and other intangibles recorded, the investment could be considered impaired and subject to earlier write-off. These impairments of goodwill or other intangible assets could have a negative impact on our results of operations in any given period.

Our business was harmed by the recent slowdown in the economy generally and in the information technology sector in particular. As a result, we have reduced our total operating expenses to a lower level in fiscal 2003 compared with those in fiscal 2002. Continued or worsened conditions may directly harm our business and could result in additional actions to reduce operating expenses, which could harm our business and future prospects further.

Our revenue declined sequentially in the six quarters before the first quarter of fiscal 2003, largely as a result of recent unfavorable economic conditions that caused our customers to delay, decrease or cancel corporate information technology spending. The sales of our products and services is largely dependent the state of the general economy and upon the condition of the mobile computing-synchronization markets. We may be unable to offset the harm caused by continued or increasing weakness in demand with additional reductions in operating expenses without significantly harming our business.

Our success and ability to compete depends upon our ability to secure and protect patents, trademarks and other proprietary rights.

Our success depends on our ability to protect our proprietary rights to the technologies used in our products and services. In the event that a third party breaches the confidentiality provisions or other obligations in one or more of our agreements or misappropriates or infringes on our intellectual property or the intellectual property licensed to us by third parties, our business would be seriously harmed. To protect our proprietary rights, we rely on a combination of trade secrets, confidentiality and other contractual provisions and agreements, and patent, copyright and trademark laws, which afford us only limited protection. Third parties may independently discover or invent competing technologies or reverse engineer our trade secrets, software or other technology. Furthermore, laws in some countries may not protect our proprietary rights to the same extent as the laws of the United States. Therefore, the measures we take to protect our proprietary rights may not be adequate.

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

We are and may in the future be subject to litigation that could result in significant costs to us.

Litigation has been and may in the future be necessary to enforce our proprietary rights or to protect our trade secrets or trademarks. These legal proceedings may also divert our management’s attention from growing our business. Failure to enforce and protect our intellectual property successfully would substantially harm our business.

For instance, on April 19, 2002, we filed a patent infringement suit against Extended Systems, Inc. in the United States District Court for the Northern District of California. In this suit, we allege that Extended System’s server and desktop products infringe on eight of our synchronization-related patents. We are seeking an injunction against future sales of infringing server and desktop products, as well as monetary damages for past sales of the infringing products, of Extended Systems. Extended Systems has denied our charges, raised a number of affirmative defenses to our claims, and requested a declaration from the Court that our eight patents are invalid and not infringed. Litigation is inherently uncertain, and we may not prevail in our claims or defenses. In addition, our litigation against Extended Systems is expensive and time-consuming, and management has been and may in the future be required to spend significant time in the defense of the suit. We incurred approximately $1,200,000 of legal costs relating to all litigation including against Extended Systems during fiscal 2003 and believe that we will continue to incur significant amount of legal costs during fiscal 2004 as a result of any on-going litigation. Extended Systems has no claims or counterclaims against us in this case. However, if we do not prevail in our claims, we might be forced to accept an unfavorable settlement or judgment which could require us to pay a substantial amount of Extended Systems’ legal fees in settlement or upon the determination of these claims. An unfavorable settlement or judgment could also materially harm our ability to use existing intellectual property and severely harm our business as a result.

On December 5, 2002, we filed a patent infringement suit against Synchrologic, Inc. in the United States District Court for the Northern District of California, alleging that Synchrologic’s server and desktop products infringe six of our synchronization-related patents. On September 14, 2003, we entered into a definitive agreement to acquire Synchrologic. Upon the execution of the definitive agreement, we and Synchrologic agreed to dismiss the litigation with prejudice as of September 17, 2003, thereby permanently ending this specific suit.

In order to protect our proprietary rights in the future, we may decide to sue additional parties. Any litigation, whether brought by or against us, could cause us to incur significant expenses and could divert a large amount of management time and effort. A claim by us against a third party could, in turn, cause a counterclaim by the third party against us, which could impair our intellectual property rights and harm our business.

If we are forced to defend against third-party infringement claims, whether they are with or without merit or are determined in our favor, we could face expensive and time-consuming litigation, which could distract technical and management personnel, or result in product shipment delays. If an infringement claim is determined against us, we may be required to pay monetary damages or ongoing royalties. Further, as a result of infringement claims either against us or against those who license technology to or from us, we may be required to develop non-infringing intellectual property or enter into costly royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms that are acceptable to us, or at all. If a third party successfully asserts an infringement claim against us and we are required to pay monetary damages or royalties or we are unable to develop suitable non-infringing alternatives or license the infringed or similar intellectual property on reasonable terms on a timely basis, it could significantly harm our business.

If our intellectual property were to be found to be infringing or otherwise invalid, our business would be harmed.

Our business is heavily dependent on our intellectual property. Our patents are an especially important part of our intellectual property and our business. Third parties may assert infringement or unfair competition claims against us. In the past, we have received notices from third parties alleging that our product offerings infringe proprietary rights held by them. We have also received a notice from a customer to which we may have indemnification obligations under some circumstances, informing us that it had received a notice from a third party alleging that the customer’s product infringes the third party’s proprietary rights. We or our customers may receive other similar notices from third parties in the future. We cannot predict whether third parties will assert claims of infringement against us, or whether any past, present or future claims will prevent us from offering products or operating our business as planned.

Due to the inherently uncertain nature of intellectual property protection and the extremely competitive area in which we operate our business, it is possible that some or all of our intellectual property could be found to be infringing on the intellectual property of others or that our patents could be determined to be invalid in the future, despite our efforts to ensure otherwise. Should some or all of our intellectual property be found to be infringing on the intellectual property of others, our business would be severely harmed because we would not be able to sell our products and we may incur fees, expenses or be forced to pay damage awards. In addition, our business would be harmed if our patents were determined to be invalid.

We face fierce competition in the market for mobile computing synchronization products and services, which could reduce our market share and revenues.

Our market contains few substantial barriers to entry. We believe we will face additional competition from existing competitors and new market entrants in the future. We currently face direct competition with respect to our Intellisync, Enterprise Intellisync, Synchrologic Mobile Suite, Intellisync goAnywhere, Satellite Forms, Intellisync: Phone Edition, TrueSync and Spontaneous Technology’s secure Virtual Private Network (sVPN) products. Intellisync retail and enterprise products face competition from Sybase Inc.’s iAnywhere, Chapura, Inc.’s Pocket Mirror, Common Time’s Cadenza mNotes, Extended Systems, Inc.’s OneBridge Mobile Groupware, IBM Corporation’s Lotus Software EasySync Pro, Microsoft, Inc’s ActiveSync, Palm Desktop from Palm and others. Satellite Forms faces competition from Adobe Systems, Inc., Aligo, Inc., AppForge, Inc., Covigo, Inc., iConverse, Inc., Metrowerks Code Warrior, mPortal, Inc., Pencel Corporation, Pendragon Software Corporation, Penright Corporation’s MobileBuilder and others. Our server-based Mobile Suite software faces competition from Aether Systems, CommonTime, Extended Systems, FusionOne, Inc., InfoSpace, Inc., Infowave Software, JP Mobile, Inc., Microsoft, Openwave, Inc., Sybase, Inc., Synchrologic, Inc. (up until the closing date of the planned acquisition), Wireless Knowledge, Inc., XcelleNet, Inc. and others. Intellisync goAnywhere technology competes with offerings from Symantec Corporation (pcAnywhere) and Expertcity, Inc. (GoToMyPC) and others. Our Intellisync: Phone Edition faces competition from FutureDial, Inc.’s SnapSync and Susteen, Inc.’s DataPilot and others. In addition to direct competitors like these, we face indirect competition from existing and potential customers that may provide internally developed solutions to each of our technology licensing components. TrueSync and sVPN face competition from Vista Corporation, Seven Networks, Inc. and others.

In addition to direct competition noted above, we face indirect competition from existing and potential customers that may provide internally developed solutions for each of our technology licensing components. As a result, we must educate prospective customers as to the advantage of our products compared to internally developed solutions. We currently face limited direct competition from major applications and operating systems software vendors who may in the future choose to incorporate data synchronization functionality into their operating systems software, thereby potentially reducing the need for original equipment manufacturers to include our products in their notebook and desktop personal computers. For example, Microsoft’s inclusion of certain features permitting data synchronization between computers utilizing the Windows 98, Windows 2000, Windows Me, Windows NT or Windows XP operating system may have the effect of reducing revenue from our software if users of these operating systems perceive that their data synchronization needs are adequately met by Microsoft.

Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. Our larger competitors may be able to provide customers with additional benefits in connection with their products and costs, including reduced communications costs. As a result, these companies may be able to price their products and services more competitively than we can and respond more quickly to new or emerging technologies and changes in customer requirements. If we are unable to compete successfully against our current or future competitors, we may lose market share, and our business and prospects would suffer.

Our business and prospects depend on, to a significant degree, demand for wireless and other mobile computing devices.

The use of wireless and other mobile computing devices for retrieving, sharing and transferring information among businesses, consumers, suppliers and partners has begun to develop only in recent years. Our success will depend in large part on continued growth in the use of wireless and other mobile computing devices including personal data assistants, handheld computers, smart phones, pagers and other mobile devices. In addition, our markets face critical unresolved issues concerning the commercial use of wireless and other mobile computing devices, including security, reliability, cost, ease of access and use, quality of service, regulatory initiatives and necessary increases in bandwidth availability. Demand for, and market acceptance of, wireless and other mobile computing devices which require our products and services are subject to a high level of uncertainty and are dependent on a number of factors, including:

•	the growth in access to, and market acceptance of, new interactive technologies;

•	growth in sales of handheld devices, smart phones and other mobile computing devices, supported by our software and growth in wireless network capabilities to match end-user demand and requirements;

•	emergence of a viable and sustainable market for wireless and mobile computing services;

•	our product and service differentiation and quality;

•	the development of technologies that facilitate interactive communication between organizations;

•	increases in bandwidth for data transmission;

•	our distribution and pricing strategies as compared with those of our competitors;

•	the effectiveness of our marketing strategy and efforts;

•	our industry reputation; and

•	general industry and economic conditions such as slowdowns in the computer or software markets or the economy in general.

If the market for wireless and other mobile computing devices as a commercial or business medium does not develop, or develops more slowly than expected, our business, results of operations and financial condition will be seriously harmed.

Even if the wireless and mobile computing services market does develop, our products and services may not achieve widespread market acceptance. If our target customers do not adopt, purchase and successfully deploy our other current and planned products and services, our revenue will not grow significantly and our business, results of operations and financial condition will be seriously harmed.

If we fail to maintain our existing relationships or enter into new relationships with original equipment manufacturers, business development organizations and sales distribution channels, our brand awareness, the sales of our products and use of our services would suffer.

Our product and service offerings depend, in large part, on our ability to develop and maintain relationships with original equipment manufacturers and business development organizations that help distribute our products and promote our services. We depend on these relationships to:

•	distribute our products to purchasers of mobile devices;

•	increase the use of our technology licensing components;

•	build brand awareness through product marketing; and

•	market our products and services cooperatively.

If the products that these equipment manufacturers or business development organizations sell, or the operating systems upon which these products are based, were to lose popularity, or if any of these companies cease to use our product and service offerings in significant volumes, our product sales would decline and our business would suffer.

We have developed with sales distribution channels and other resellers that allow us to offer our products and services to a much larger customer base than we would otherwise be able to reach through our own direct sales and marketing efforts. Ingram Micro US is our largest distributor and accounted for 10%, 17% and 14% of our total revenue during fiscal 2003, 2002 and 2001, respectively. There are also a significant number of our customers that purchase our products and services through other resellers, and we anticipate they will continue to do so as we expand our product offerings. Because we often sell indirectly through these sales distribution channels and resellers, we cannot control our relationships with end customers. This may diminish our ability to sell our directly to our customers. Our sales, therefore, could also be negatively affected by disruptions in our relationships with resellers or disruptions in the relationships between our resellers and customers. Resellers may also choose not to emphasize our products to their customers. Any of these occurrences could diminish the effectiveness of our distribution channel and lead to decreased sales.

We are dependent on our international operations for a significant portion of our revenues.

International revenue, primarily from customers based in Japan and Europe, accounted for 36%, 31% and 26% of our revenue in fiscal 2003, 2002 and 2001, respectively. The increase in our international annual revenues from fiscal 2002 to fiscal 2003 accounted for 92% of our total annual revenue increase for fiscal 2003. In the future, we may further expand our international presence. As we continue to expand internationally, we are increasingly subject to risks of doing business internationally, including:

•	longer payment cycles and problems in collecting accounts receivable;

•	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

•	unexpected changes in regulatory requirements and tariffs;

•	export controls relating to encryption technology and other export restrictions;

•	reduced protection for intellectual property rights in some countries;

•	political and economic instability, including continuing military conflicts in the Middle East and potential health epidemics;

•	difficulties in staffing and managing international operations;

•	fluctuations in currency exchange rates, which we do not hedge against;

•	potentially adverse tax consequences;

•	nonrefundable withholding taxes on royalty income from customers in certain countries, such as Japan and Taiwan;

•	an adverse effect on our provision for income taxes based on the amount and mix of income from international customers; and

•	exposure to risk of non-payment by customers in other countries with highly inflationary economies.

Our international sales growth will be limited if we, in the future, are unable to expand international sales channel management and support, customize products for local markets, and develop relationships with international service providers, distributors and device manufacturers. Even if we are able to expand international operations successfully, we cannot be certain that we will succeed in maintaining or expanding international market demand for our products.

Geographical expansion and growth, including the establishment of new sales or engineering operations, may negatively affect our engineering operations and cause us to incur significant additional costs and expenses.

We recently established an engineering facility in Sofia, Bulgaria and in the future we may further expand our engineering or sales operations to other geographical areas within the United States and internationally. Our expansion may cause us to incur various costs and expenses, and may place a significant strain upon our operating and financial systems and resources that could materially adversely affect our financial results following such an expansion. We also face significant business risks related to the difficulty in assimilating new operations and the diversion of management’s attention from other business. Additionally, if we fail to align employee skills and populations with revenue and market requirements, it may have a material adverse impact on our business and operating results. Moreover, these newly established operations may not contribute significantly to our sales or earnings.

We may become dependent upon engineers and other development partners located in other countries.

We established a global software development program to assist us in the implementation of custom software and other technology applications. We have shifted the composition of our engineering team to include several international software development partners, the largest of which is Romania-based SoftVision, Inc. Our future engineering development efforts may depend on our ability to maintain strategic relationships with these international partners. Our business relationships often consist of cooperative engineering programs, joint business seminars and cooperation in product development. Many of these relationships may not be contractual and may depend on the continued voluntary cooperation. Divergence in strategy or change in focus by any of our partners may interfere with our ability to develop and support our products, which in turn could harm our business. Further, if our partners enter into strategic alliances with other companies, they could reduce their support of our products. We may jeopardize our existing relationships if we enter into alliances with competitors of our strategic partners. One or more of our partners may use the information they gain from their relationship with us to develop competing products. In addition, our operations could be adversely affected if any of these international partners is affected by volatile economic, political or military conditions in its country or by various restrictions imposed by its country regarding the transfer of technology, the mobile computing industry and business in general.

We are exposed to the risk of product returns and rotations from our distributors and value-added resellers, which are estimated and recorded by us as a reduction in sales.

Although we attempt to monitor and manage the volume of our sales to distributors and resellers, overstocking by our distributors and resellers or changes in their inventory level policies or practices may require us to accept returns above historical levels. In addition, the risk of product returns may increase if the demand for new products we introduce is lower than what we anticipate at the time of introduction. Although we believe that we provide an adequate allowance for sales returns, actual sales returns could exceed our estimated recorded allowance. Any product returns in excess of recorded allowances could result in a material adverse effect on net revenues and operating results. As we introduce more products, timing of sales to end users and returns to us of unsold products by distributors and resellers become more difficult to predict and could result in material fluctuations in quarterly operating results.

If we are unable to provide satisfactory and high quality services through our professional services group, customer satisfaction and demand for our products will suffer.

Many of our customers have been successful in implementing our various technology initiatives without further provision of technical service. However, we believe that building strong relationships with our customers, as well as future growth in our product sales, depends on our ability to provide our customers with professional services, including customer support, training, consulting and initial implementation and deployment of our products when necessary. We have an in-house professional services group and use international software development partners with a workforce that can perform these tasks and that also educates third-party systems integrators in the use of our products so that these systems integrators can provide these services to our customers. If we are unable to develop sufficient relationships with third-party systems integrators and other customers, unable to complete product implementations in a timely manner, or unable to provide customers with satisfactory and quality support, consulting, maintenance and other services, we could face customer dissatisfaction, damage to our reputation, decreased overall demand for our products and loss of revenue.

Future sales of our common stock, including the shares we intend to offer in connection with our proposed acquisition of Synchrologic, may depress our stock price.

If our current stockholders sell substantial amounts of common stock in the public market, the market price of our common stock could fall. In addition, these sales of common stock could impede our ability to raise funds at an advantageous price, or at all, through the sale of securities. We have recently issued shares of our common stock in connection with our acquisitions of the assets of Loudfire and Spontaneous Technology, and we intend to issue additional shares of our common stock in our proposed merger with Synchrologic.

As of September 30, 2003, we had approximately 49,648,504 shares of common stock outstanding. Assuming that that the maximum number of shares and options are issued and registered by us in connection with all of our recent acquisitions and our planned acquisition of Synchrologic, and assuming that all options to purchase common stock issuable under our stock plans are issued, an aggregate of approximately 28,432,000 additional shares of our common stock will become issued or issuable and freely tradeable within approximately 9 months following the closing of the proposed acquisition of Synchrologic, and an aggregate of 1,227,000 additional shares of our common stock will become issued or issuable and freely tradeable by the end of the 18 month period following such closing. Based on these assumptions, the following is an approximate list of the shares that could become freely tradeable and sold in the public market as a result of option exercises or stock issuances in connection with acquisitions during the first 9 months following the proposed acquisition:

•	3,643,000 shares immediately upon exercise of outstanding option grants;

•	1,121,000 additional shares on or about the effective date of the registration statements for the shares issuable in connection with the Spontaneous Technology and Loudfire transactions;

•	3,786,000 additional shares on or about the closing of the proposed Synchrologic acquisition;

•	2,000,000 additional shares in each of the first 8 months following the closing of the proposed acquisition, such that an aggregate of approximately 16 million additional shares would become freely tradeable in the 8 month period following such acquisition; and

•	3,882,000 additional shares at the end of the 9th month following the proposed acquisition.

We may incur significant stock-based compensation charges related to certain stock options and restricted stock in future periods.

Based on certain accounting standards involving stock compensation, we have incurred and will continue to incur noncash accounting charges related to stock options, including those associated with our cancellation/regrant programs and certain unvested, restricted shares exercised with a full recourse note. Those standards require us to remeasure compensation costs for such options each reporting period based on changes in the market value of the underlying common stock. Depending upon movements in the market value of our common stock, the variable accounting treatment of those stock options may result in significant additional non-cash compensation costs in future periods.

In addition, there has been increasing public debate about the proper accounting treatment for employee stock options. Although we are not currently required to record any compensation expense in connection with option grants that have an exercise price at or above fair market value, it is likely that future laws or regulations will require us to treat stock options as a compensation expense. Any such change in accounting treatment could result in our reporting increased operating expenses, which would decrease any reported net income or increase any reported net loss.

Geopolitical, economic and military conditions, including terrorist attacks and other acts of war, may materially and adversely affect the markets on which our common stock trades, the markets in which we operate, our operations and our profitability.

Terrorist attacks and other acts of war, and any response to them, may lead to armed hostilities and such developments would likely cause instability in financial markets. Armed hostilities and terrorism may directly impact our facilities, personnel and operations which are located in the United States and other countries, as well as those of our clients. Furthermore, severe terrorist attacks or acts of war may result in temporary halts of commercial activity in the affected regions, may harm our reseller relationships and may result in reduced demand for our products. These developments could have a material adverse effect on our business and the trading price of our common stock.

There are risks associated with our long-term investments that may adversely affect our results of operations.

Historically, we have made direct and indirect investments in privately held companies. We may continue to make strategic investments in the future. There can be no assurance that our investments will bring us a return on investment. In addition, because the strategic investments tend to be in small, start-up technology companies that are at risk for financial failure especially during an economic slowdown, there is a greater risk that the investments might be impaired. In fiscal 2003, for instance, we sold our limited partnership interest in a venture capital fund company at a loss. The sale of the interest allowed us to avoid commitments for further investments in equity instruments of various privately-held companies made through the venture capital fund, many of which had not generated adequate returns.

Our stock price has historically been and may continue to be volatile, which may cause you to lose money and could lead to costly litigation against us that could divert our resources.

Stock markets have recently experienced dramatic price and volume fluctuations, particularly for shares of technology companies. These fluctuations can be unrelated to the operating performance of these companies. Broad market fluctuations may reduce the market price of our common stock and cause you to lose some or all of your investment. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive nature and growth rate of our business and the mobile computing synchronization market, the market price of our common stock has in the past and may in the future rise and fall in response to:

•	quarterly variations in operating results;

•	seasonal fluctuations on product sales;

•	announcements of technological innovations;

•	announcements of new software or services by us or our competitors;

•	acquisitions or strategic alliances by us or by our competitors;

•	changes in financial estimates by securities analysts; and

•	other events beyond our control, including general market conditions.

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

We depend on key employees in a competitive market for skilled personnel.

The success of our business will continue to depend upon certain key technical and senior management personnel, including our president and chief executive officer, Woodson Hobbs; senior vice president of sales and marketing, Clyde Foster; chief technology officer, John Stossel; vice president of finance and chief accounting officer, J. Keith Kitchen; and senior vice president of products and services, Mehdi Maghsoodnia, many of whom would be extremely difficult to replace. Following our proposed acquisition of Synchrologic, we expect that Said Mohammadioun will become a key employee of Pumatech. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our existing key managerial, technical, or sales and marketing personnel. The loss of these officers and other or key employees in the future might adversely affect our business and impede the achievement of our business objectives.

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

We are subject not only to regulations applicable to businesses generally, but also to laws and regulations directly applicable to wireless and other mobile computing devices. One or more states or the federal government could enact regulations aimed at companies like us, which provide software that facilitates e-commerce and wireless communications. The likelihood of the enactment of regulation in these areas will increase as wireless and other mobile devices become more pervasive. Any legislation, regulation or taxation of electronic commerce could dampen the growth of wireless and other mobile computing devices. If a reduction in growth occurs as a result of these events, demand for our services, technologies and other products could decline significantly. The adoption of new laws or the application of existing laws may expose us to significant liabilities and additional operational requirements, which could decrease the demand for our services and increase our cost of doing business.

We are dependent on non-exclusive licenses for certain technology included in our products. We may be unable to license such technology or it may be subject to infringement claims by third parties.

We depend on development tools provided by a limited number of third-party vendors. Together with application developers, we rely primarily upon software development tools provided by companies in the PC and mobile computing device industries. If any of these companies fails to support or maintain these development tools, we will have to support the tools ourselves or transition to another vendor. Such maintenance or support of the tools or transition could be time consuming, could delay the product release and upgrade schedule and could delay the development and availability of third-party applications used in our products. If we fail to procure the needed software development tools or there is any delay in availability of third-party applications our ability to release, support and promote adoption of our products would be harmed.

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

We have undergone a number of restructurings in fiscal 2003, 2002, and 2001 involving, among other things, a substantial reduction in our worldwide workforce. Such reductions could result in customers or prospective customers deciding to delay or cancel their purchases of our products and services due to perceived uncertainty caused by the restructurings. There can be no assurance that we will not reduce or otherwise adjust our workforce again in the future or that the related transition issues associated with such reductions will not adversely affect our operations or customer perceptions in the future. This uncertainty could result in a lack of focus and reduced productivity by our remaining employees, including those directly responsible for revenue generation, which in turn may affect our revenue in the future. In addition, employees directly affected by the reductions may seek future employment with our business partners, customers, or even our competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, there can be no assurances that the confidential nature of our proprietary information will be maintained in the course of such future employment.

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

We may need to raise additional capital in the future resulting in dilution to our stockholders.

We may need to raise additional funds for our business operations and to execute our business strategy. We may seek to sell additional equity or debt securities or to obtain an additional credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights that are senior to holders of common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, if at all.

Foreign exchange fluctuations could decrease our revenues or cause us to lose money, especially since we do not hedge against currency fluctuations.

To date, the majority of our customers have paid for our products and services in United States dollars. For fiscal years 2003, 2002 and 2001, costs denominated in foreign currencies were nominal and we had minimal foreign currency losses during those periods. However, we believe that in the future an increasing portion of our costs will be denominated in foreign currencies as we increase operations in Europe and open offices in other countries. We currently do not engage in foreign exchange hedging activities and, although we have not yet experienced any material losses due to foreign currency fluctuation, a small portion of our international revenues are currently subject to the risks of foreign currency fluctuations, and these risks will increase as our international revenues increase.

System failures or accidental or intentional security breaches could disrupt our operations, cause us to incur significant expenses, expose us to liability and harm our reputation.

Our operations depend upon our ability to maintain and protect our computer systems and core business applications, which are located at our offices, as well as hosted by third-party vendors. Although we are taking various precautions to maintain and protect our systems, they could still be vulnerable to damage from break-ins, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. We also maintain insurance against break-in, unauthorized access, vandalism, fires, floods, earthquakes and general business interruptions. The amount of coverage, however, may not be adequate in any particular case, and will not likely compensate us for all the damages caused by these or similar events. In addition, while we put various security measures in place to detect any unauthorized access to our computers and computer networks, we may be unable to prevent computer programmers or hackers from penetrating our network security or creating viruses to sabotage or otherwise attack our computer networks from time to time. A breach of our security could seriously damage our reputation, which would harm our business. In addition, because a hacker who penetrates our network security could misappropriate proprietary information or cause interruptions in our services, we might be required to expend significant resources to protect against, or to alleviate, problems caused by hackers. We might also face liability to persons harmed by misappropriation of secure information if it is determined that we did not exercise sufficient care to protect our systems.

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

Corporate governance scandals and new legislation could increase the cost of our operations.

As a result of recent corporate governance scandals and the legislative and litigation environment resulting from those scandals, the costs of being a public company in general are expected to increase in the near future. New legislation, such as the recently enacted Sarbanes-Oxley Act of 2002, will have the effect of increasing the burdens and potential liabilities of being a public reporting company. This and other proposed legislation may increase the fees of our professional advisors and our insurance premiums.

Our certificate of incorporation, our bylaws, Delaware law and our stockholder rights plan contain provisions that could discourage a takeover.

Provisions of our certificate of incorporation, our bylaws, Delaware law and our stockholder rights plan contain provisions that may discourage, delay or prevent a merger or acquisition or other change of control that a stockholder may consider favorable.

Executive Officers and Directors of the Registrant

The executive officers and directors of Pumatech as of September 30, 2003, are as follows:

Name	Age	Position
Woodson Hobbs	56	President, Chief Executive Officer and Director
Clyde Foster	42	Senior Vice President of Sales and Marketing
J. Keith Kitchen	40	Vice President of Finance and Administration and Chief Accounting Officer
Mehdi Maghsoodnia	37	Senior Vice President of Products and Services
Charles E. Runge	63	Vice President of Intellectual Property Development
John W. Stossel	39	Chief Technology Officer
Michael M. Clair	55	Chairman of the Board and Compensation Committee and Member of the Audit Committee
Kirsten Berg-Painter	43	Director and Member of the Audit Committee and Compensation Committee
Michael J. Praisner	57	Director, Chairman of the Audit Committee and Member of the Compensation Committee

Mr. Hobbs became the president and chief executive officer of Pumatech in June 2002. He has also served as a director of Pumatech since joining the company. Prior to joining Pumatech, Mr. Hobbs served as a consulting executive for the venture capital community, and as a strategic systems consultant to large corporations. From 1995 to 2002, Mr. Hobbs held the position of interim chief executive officer at the following companies: FaceTime Communications, a provider of instant messaging network-independent business solutions; Tradenable, Inc., an online escrow service company; BigBook, Inc., a pioneer in the online yellow pages industry; and I/PRO Corporation, a leader in quantitative measurement of Web site use. From 1993 to 1994, Mr. Hobbs served as chief executive officer of Tesseract Corporation, a human resources outsourcing and software company. Mr. Hobbs spent the early part of his career with Charles Schwab Corporation, a securities brokerage and financial service company, as chief information officer and with Service Bureau, a division of

International Business Machines Corporation, the world’s largest information technology company, as one of the developers and the director of operations of Online Focus, an online credit union system that ultimately served over 20 million members.

Mr. Foster became the senior vice president of sales and marketing of Pumatech in September 2002. From July 1999 to September 2002, Mr. Foster served as president and chief executive officer of eConvergent, Inc., a next-generation customer data integration software company. Prior to founding eConvergent, Mr. Foster served in a variety of management positions at Aspect Communications Corporation, a provider of business communications solutions, from April 1996 to June 1999, last serving as a corporate officer and vice president of its Global Solutions Services division. Previously, Mr. Foster held a variety of sales and professional services management positions during his 14 years at IBM. Mr. Foster holds a BS degree in Mathematics from North Carolina State University.

Mr. Kitchen became the vice president of finance and administration and chief accounting officer of Pumatech in August 2002. Mr. Kitchen previously served as corporate controller since joining Pumatech in February 2000 with Pumatech’s acquisition of NetMind Technologies, Inc., a venture- funded Internet software company. Mr. Kitchen joined NetMind in January 1999 as its controller and later became its vice president of finance and administration from July 1999 to February 2000. Mr. Kitchen also served in a variety of financial management positions at Intellect Electronics, Inc., a provider of electronic commerce and smart card solutions, from March 1997 to December 1998, and at Bausch & Lomb, Inc., a global technology based healthcare company, from July 1990 to March 1997. Previously, Mr. Kitchen served as certified public accountant with Ernst & Young LLP, a professional services organization. Mr. Kitchen holds a bachelor of science in business administration degree from Bucknell University and is a graduate of Northwestern University’s Kellogg Graduate School of Management.

Mr. Maghsoodnia became the senior vice-president of products and services of Pumatech, directing Pumatech’s product marketing, product development and solution services in North America, Europe and Asia, in April 2003. From January 1999 to April 2003, Mr. Maghsoodnia served as chief operating officer and chief technical officer of FaceTime Communications. Prior to FaceTime, Mr. Maghsoodnia held a variety of executive management positions in the areas of product development, product marketing, professional services, information technology and operations in companies such as Presidio Systems, Inc., a leading provider of distributed clinical data-collection systems (later acquired by Domain Pharma/ClinSoft Corporation), Metaphor Computer Systems, Inc., a business intelligence and data warehousing firm (later acquired by IBM), Diba, Inc., a leading supplier of information appliance technology (later acquired by Sun MicroSystems, Inc.) and AT&T Corporation, a voice and data communications service provider. Mr. Maghsoodnia received his degree in Electrical Engineering and Computer Science from University of California, Berkeley.

Mr. Runge became the vice president of intellectual property development of Pumatech in December 2002, responsible for collaborating with standards bodies to help drive interoperability of Pumatech software with other mobile and wireless technologies; broadening Pumatech’s extensive portfolio of technology patents; and establishing relationships with independent software vendors (ISVs), corporations, and standards bodies for incorporating Pumatech’s patents into their technologies. Prior to Pumatech, since 1987, Mr. Runge served as principal of Certes Group, a product management consulting and interim executive management service firm. Mr. Runge also served as vice-president of marketing for Ryan McFarland Corporation (now part of Liant Software Corporation), a software firm specializing in software development tools, from 1985 to 1987; was director of software development at both ONYX + IMI, Inc., one of the first manufacturers of UNIX systems, from 1981 to 1985; and was a founder of National Semiconductor’s Systems Division, a pioneer in supermarket scanning systems, from 1971 to 1981. Previously, Mr. Runge held various management positions with Fairchild Systems Technology, a manufacturer of leading edge semiconductor device testers, and the US Atomic Energy Commission, a predecessor agency to the US Department of Energy. Mr. Runge holds a BS degree from Iowa State University.

Mr. Stossel became chief technology officer of Pumatech in April 2003. Mr. Stossel most recently served as vice president of professional services from July 2000 to February 2002 and also as vice president of engineering from February 2002 to April 2003. From February 1999 to July 2000, Mr. Stossel served as founder and president of Dry Creek Software LLC, a mobile computing professional services firm he founded in February 1999 which was acquired by Pumatech in July 2000. Prior to founding Dry Creek, Mr. Stossel served as vice president of engineering of Pumatech from July 1997 to January 1999. Mr. Stossel was also founder and chief executive officer from January 1994 to July 1997 of RealWorld Solutions which provided enterprise class software enabling handheld devices to access data over the Internet and wireless networks. RealWorld was acquired by Pumatech in July 1997. Previously, Mr. Stossel held a variety of management and engineering positions at Apple Computer, Inc., a personal computing company, and Charles Schwab & Co., Inc., an online brokerage firm. Mr. Stossel is a dual-degree graduate of the University of Pennsylvania and holds a BS degree in Economics from the Wharton School along with a BAS concentrating in Electrical Engineering.

Mr. Clair became a director of Pumatech in December 1994 and has served as chairman of the board of Pumatech since March 1995. Since June 1995, Mr. Clair has served as an independent financial consultant. Mr. Clair was a founder of SynOptics Communications (now Nortel Networks), a computer networking company, and from January 1987 to November 1992, served as vice president of sales and marketing and then as senior vice president of sales and customer service of SynOptics. Mr. Clair has more than 30 years of experience in data processing, data and voice communications and local area networking, as well as various wireless technologies. He spent the early part of his career with Tymshare, Inc., a computer time-sharing company, and ROLM, a manufacturer of digital PBX equipment, in a variety of sales and marketing positions. He holds a BS degree in business and an MBA degree from the University of Buffalo. Mr. Clair is the chairman of the board of Cranite Systems, Inc.

Ms. Berg-Painter became a director of Pumatech in August 2001. Since November 2000, Ms. Berg-Painter has served as an independent marketing consultant. From July 1998 to October 2000, Ms. Berg-Painter served as senior vice president of worldwide marketing at Clarify, Inc., an enterprise CRM (customer relationship management) company. From 1989 to 1998, Ms. Berg-Painter served in various capacities with Aspect Communications Corporation, a provider of customer relationship portals, last serving as general manager and vice president of one of its product divisions. Previously, Ms. Berg-Painter served as director of product marketing for AST Research, Inc., a personal computer manufacturer, and as director of marketing for Syntellect, Inc., a provider of call-center technology and hosted service solutions. Ms. Berg-Painter began her career at IBM where she held various systems engineering and marketing positions. She holds a BA degree in business and economics from University of California, Los Angeles and attended business school at Norges Handelshøyskole in Bergen, Norway.

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

ITEM 2.    PROPERTIES

At July 31, 2003, we leased the facilities described below:

Location	Function	Square Feet		Lease Expiration Date
California
San Jose, CA	Corporate headquarters, administrative offices, engineering and sales and marketing	33,821	(1)	June 2006
Santa Cruz, CA	Engineering and professional services	20,924	(2)	May 2006
Los Gatos, CA		15,000	(3)	August 2005
Emeryville, CA		6,753	(4)	August 2003
Campbell, CA		5,500	(3)	August 2003

New Hampshire
Nashua, NH		19,938	(5)	December 2004
		9,006	(3)	October 2003

International
Sofia, Bulgaria	Engineering and professional services	7,534		April 2004
Tokyo, Japan	Sales and marketing and administrative offices	3,024		July 2004
Farnham, United Kingdom		1,037	(4)	February 2004

(1)	38% of property is subleased until December 2003.
(2)	72% of property is available for sublease.
(3)	Subleased for the duration of the lease term.
(4)	Available for sublease.
(5)	29% of property is subleased until December 2004 and 71% available for sublease.

In addition, as of September 17, 2003, we assumed a lease agreement for a 5,717-square foot facility in Salt Lake City, Utah as a result of our acquisition of Spontaneous Technology, Inc. The lease expires in April 2006. We expect to keep this facility for our engineering, support and professional services workforce.

We lease space in Los Gatos, Santa Cruz, Emeryville, and Campbell, California, as well as in Nashua, New Hampshire, for offices that were closed as a result of the restructuring and cost reduction plans we implemented in fiscal 2002, 2001, and 1999. Refer to the discussions under the caption “Restructuring and Other Charges” set forth in Item 7, Part II of this Annual Report on Form 10-K for more information on the restructure charges related to these facilities. We have secured tenants for some of our vacated facilities and are actively marketing to sublet the remainder. We have experienced difficulties, however, in subletting other vacated offices because of the continuing deterioration of the real estate markets in those locations.

We believe that our existing facilities are sufficient to meet our needs for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

On December 5, 2002, we filed a patent infringement suit against Synchrologic, Inc. in the United States District Court for the Northern District of California, alleging that Synchrologic’s server and desktop products infringe six of our synchronization-related patents. On September 14, 2003, we entered into a definitive merger agreement to acquire Synchrologic. Upon the execution of the definitive agreement, we and Synchrologic agreed to dismiss the litigation with prejudice as of September 17, 2003, thereby permanently ending this specific suit.

On April 19, 2002, we filed a patent infringement suit against Extended Systems, Inc. in the United States District Court for the Northern District of California (the “Court”). We alleged that Extended Systems’ server and desktop products infringe on seven of our synchronization-related patents. We seek an injunction against future sales of Extended Systems’ infringing server and desktop products, as well as monetary damages for past sales of the infringing products. We further alleged that Extended Systems’ infringement of the eight synchronization patents was willful and deliberate, entitling us to an award of treble damages, costs and reasonable attorneys’ fees. On May 28, 2002, we filed an amended complaint in the lawsuit, adding claims of trademark infringement, unfair competition and interference with contract, all in connection with Extended Systems’ use of our Satellite Forms® trademark. On December 11, 2002, we again amended our complaint to add another claim for infringement of an eighth synchronization-related patent. Extended Systems has denied our charges, raised a number of affirmative defenses to our claims, and requested a declaration from the Court that our eight patents are invalid and not infringed. On August 1, 2003, the Court issued its Claim Construction Order, interpreting the scope of the patent claims from the July 2, 2003 Claims Construction hearing. Extended Systems has requested that three of the patents in dispute be re-examined by the Patent and Trademark Office (PTO). The PTO has issued initial Office Actions, rejecting some of the claims under the three patents. We are responding to these Office Actions. On August 22, 2003, the Court heard and rejected Extended Systems’ request to stay the case with respect to the three patents involved in reexamination proceedings. The Court encouraged the parties to maintain the April 12, 2004 trial schedule. Fact discovery was completed on September 26, 2003; fact witness depositions ended on October 14, 2003; expert depositions will end on December 23, 2003; and preparation for the trial will continue through April 2004.

Litigation is inherently uncertain, and we may not prevail in our claims or defenses. In addition, our litigation against Extended Systems is expensive and time-consuming, and management has been and may in the future be required to spend significant time in the defense of the suit. We incurred approximately $1,200,000 of legal costs relating to all litigation including against Extended Systems during fiscal 2003 and believe that we will continue to incur significant amount of legal costs during fiscal 2004 as a result of any on-going litigation. Extended Systems has no claims or counterclaims against us in this case. However, if we do not prevail in our claims, we might be forced to accept an unfavorable settlement or judgment which could require us to pay a substantial amount of Extended Systems’ legal fees in settlement or upon the determination of these claims. An unfavorable settlement or judgment could also materially harm our ability to use existing intellectual property and severely harm our business as a result.

We are also subject to legal proceedings and claims that arise in the normal course of business. We believe that the ultimate resolution of such matters will not have a material adverse affect on our financial position or results of operations; however, such litigation could in the future result in substantial costs and diversion of management resources. Such litigation could also result in payment of monetary damages and could harm our financial condition and results of operations.

Refer to the discussion set forth in Item 1 under the caption “Risk Factors—Our success and ability to compete depends upon our ability to secure and protect patents, trademarks and other proprietary rights.”

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Pumatech’s security holders during the fourth quarter of fiscal year 2003.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Pumatech’s common stock began trading on the Nasdaq National Market on December 5, 1996, under the symbol “PUMA.” The following table sets forth the high and low closing prices for our common stock as reported on the Nasdaq National Market from August 1, 2001, through July 31, 2003.

	High	Low
Fiscal 2002
First fiscal quarter (August 1, 2001 to October 31, 2001)	$2.65	$1.11
Second fiscal quarter (November 1, 2001 to January 31, 2002)	$3.68	$2.06
Third fiscal quarter (February 1, 2002 to April 30, 2002)	$2.09	$0.99
Fourth fiscal quarter (May 1, 2002 to July 31, 2002)	$1.00	$0.43

Fiscal 2003
First fiscal quarter (August 1, 2002 to October 31, 2002)	$0.49	$0.22
Second fiscal quarter (November 1, 2002 to January 31, 2003)	$1.55	$0.36
Third fiscal quarter (February 1, 2003 to April 30, 2003)	$3.30	$1.13
Fourth fiscal quarter (May 1, 2003 to July 31, 2003)	$4.08	$2.31

As of September 30, 2003, there were approximately 444 stockholders of record of our common stock and 49,648,504 shares of common stock outstanding. Additionally, on such date the last reported closing sale price of our common stock, as reported by the Nasdaq National Market, was $4.76 per share.

We have never paid dividends on our capital stock. We currently intend to retain any future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

On July 22, 2003, we issued 134,445 shares of common stock in connection with the acquisition of substantially all of the assets of Loudfire, Inc., developer of LoudPC™ software (recently rebranded and repackaged and now called “Intellisync goAnywhere”). The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act of 1933 as the issuance was made to a single purchaser in a private offering in which the purchaser agreed that it would not subsequently sell the shares except pursuant to a validly, fully effective registration statement. The resale of these shares is the subject of a pending Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 9, 2003.

Equity Compensation Plan Information as of July 31, 2003

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders:
• 1993 Stock Option Plan(2)	3,633,563	$1.54	715,934
• 2002 Stock Option Plan	—	—	2,275,000
• Employee Stock Purchase Plan	—	—	484,362	(3)
Equity compensation plans not approved by security holders:
• 2000 Supplemental Stock Option Plan	1,663,393	$1.20	1,241,576
• Restricted Stock Grant Agreement	975,000	$0.59	—

Total	6,271,956	$1.30	4,716,872

(1)	Does not include an aggregate of 56,449 shares of common stock to be issued upon the exercise of outstanding option grants, with a weighted exercise price of $0.26 per share, assumed by Pumatech, Inc. in connection with various acquisitions. The option plans relating to such outstanding options were approved by the respective security holders of the acquired companies.
(2)	The 1993 Stock Option Plan expires in October 2003.
(3)	Represents shares of common stock remaining available as of July 31, 2003 for future issuance under Pumatech’s Employee Stock Purchase Plan, as amended. During the fiscal year ended July 31, 2003, employees purchased an aggregate of 522,003 shares of common stock at the weighted average exercise price of $0.32 per share.

Refer to note 11 to consolidated financial statements set forth in Part IV of this Annual Report on Form 10-K for more information on the equity compensation plans not approved by security holders: 2000 Supplemental Stock Option Plan and Restricted Stock Grant Agreement.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our consolidated financial statements. Historical results should not be taken as indicative of the results that may be expected for any future period. This summary of our consolidated financial information for fiscal years 1999 to 2003 should be read along with our audited consolidated financial statements contained in this Annual Report on Form 10-K. The summarized financial information, other than the statements of operations data for fiscal 1999 and 2000 and the balance sheets data at July 31, 1999, 2000 and 2001, was taken from these financial statements. Certain amounts in prior periods have been reclassified to conform to the current presentation.

This summary of consolidated financial statements includes the accounts of Pumatech and our wholly and majority owned subsidiaries.

A number of items affect the comparability of this information:

•	The results of operations for fiscal year 2003 include the effect of charges recorded during the fourth quarter of fiscal 2003, including $379,000 for operating expenses relating to a potential acquisition that was subsequently abandoned, $257,000 for severance and separation costs, and $159,000 for facilities cost adjustment relating to restructuring actions implemented in prior year. We also recorded a $60,000 recovery of lease payments deemed uncollectible in prior year.

Additional charges incurred in fiscal 2003 include an other-than-temporary impairment of investments of $2,394,000, non-cash stock compensation expense of $1,585,000 in connection with certain stock options and restricted stock accounted for using variable accounting and $157,000 in connection with the options granted by NetMind Technologies, Inc. prior to our acquisition of NetMind, and purchased in-process research and development of $406,000 in connection with our acquisition of Starfish Software, Inc.

•	The results of operations for fiscal year 2002 include the effect of charges including $5,595,000 for severance and separation costs, facilities consolidation and assets held for disposal associated with the cost reduction program implemented during the third and fourth quarters of fiscal 2002, and $5,249,000 for write-downs of impaired intangibles and assets related to our terminated online operations. We recorded a charge for impairment of certain excess software development tools, a provision for rent reimbursement deemed uncollectible and an other-than-temporary impairment of investments of approximately $580,000, $330,000 and $380,000, respectively. Non-cash stock compensation expense of $367,000 was also recorded in connection with the options granted by NetMind prior to our acquisition of NetMind.

•	The results of operations for fiscal year 2001 include the effect of a $1,417,000 charge for severance costs, facilities consolidation and assets held for disposal associated with the cost reduction programs implemented in the third and fourth quarters of fiscal 2001. Additional charges were incurred for write-downs of impaired intangibles and other assets of $10,614,000 and direct investments of $1,180,000, and non-cash stock compensation expense of $1,058,000 in connection with the options granted by NetMind prior to our acquisition of NetMind and the stock option regrant program implemented in July 2001.

•	The results of operations for fiscal year 2000 include charges of $6,322,000 for merger related expenses, $3,877,000 was incurred for accretion of redeemable convertible preferred stock and $2,002,000 for non-cash stock compensation expense incurred in connection with the acquisition of NetMind. An additional charge of $4,218,000 was incurred for purchased in-process research and development in connection with the acquisitions of ProxiNet, Inc.

•	The results of operations for fiscal year 1999 include charges of $4,238,000 for accretion of redeemable convertible preferred stock in connection with the acquisition of NetMind, $768,000 associated with the restructuring program implemented for the purpose of consolidating the majority of our engineering and development work at existing facilities in Nashua, New Hampshire, and $410,000 for non-cash stock compensation expense incurred in connection with our initial offering of shares of common stock to the public.

Condensed Consolidated Statements of Operations Data

	Year Ended July 31,
	2003	2002	2001	2000	1999
	(In thousands, except per common share data)
Revenue	$24,860	$22,940	$38,202	$30,512	$20,543

Net loss	$(7,736)	$(34,518)	$(41,818)	$(22,199)	$(5,828)
Accretion of mandatorily redeemable convertible preferred stock to redemption value	—	—	—	(3,877)	(4,238)

Net loss attributable to common stockholders	$(7,736)	$(34,518)	$(41,818)	$(26,076)	$(10,066)

Basic and diluted net loss per common share	$(0.17)	$(0.77)	$(0.96)	$(0.74)	$(0.34)

Condensed Consolidated Balance Sheets Data

	July 31,
	2003	2002	2001	2000	1999
	(In thousands)
Cash, cash equivalents and short-term investments	$27,159	$34,431	$48,908	$85,260	$28,516
Working capital	$25,173	$28,099	$44,489	$80,317	$24,896
Total assets	$41,167	$47,312	$78,934	$118,655	$37,122
Long-term obligations	$921	$1,991	$—	$310	$—
Total stockholders’ equity	$31,796	$34,884	$68,192	$105,077	$18,201

Summary Condensed Quarterly Data

	Three Months Ended
	July 31, 2003	April 30, 2003	Jan 31, 2003	Oct 31, 2002	July 31, 2002	April 30, 2002	Jan 31, 2002	Oct 31, 2001
	(In thousands, except per common share data)
Revenue	$7,304	$6,725	$5,821	$5,010	$4,404	$5,722	$6,163	$6,651
Cost of revenue	1,292	1,156	822	824	911	1,423	2,012	2,250

Gross profit	6,012	5,569	4,999	4,186	3,493	4,299	4,151	4,401
Operating expenses	7,927	7,111	5,837	5,685	15,768	13,618	10,450	11,414

Operating loss	$(1,915)	$(1,542)	$(838)	$(1,499)	$(12,275)	$(9,319)	$(6,299)	$(7,013)

Net loss	$(1,800)	$(3,813)	$(747)	$(1,376)	$(12,367)	$(9,330)	$(6,138)	$(6,683)

Basic and diluted net loss per common share	$(0.04)	$(0.08)	$(0.02)	$(0.03)	$(0.27)	$(0.21)	$(0.14)	$(0.15)

Shares used in computing basic and diluted net loss per common share	47,071	46,106	45,764	45,383	45,193	44,831	44,821	44,629

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes a number of forward-looking statements. You should read this section in conjunction with the cautionary language applicable to such forward-looking statements described above in Item 1 found in Part I on this Form 10-K. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to release publicly any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Management’s discussion and analysis includes:

•	Business overview.

•	A discussion of estimates and assumptions affecting the application of our critical accounting policies.

•	A comparison of our results of operations for fiscal 2003 with the results for fiscal 2002, and the results for fiscal 2002 with those for fiscal 2001.

•	Recently issued accounting pronouncements.

•	A discussion of our liquidity and capital resources.

Business Overview

Pumatech, Inc. was incorporated in California in August 1993 and reincorporated in Delaware in November 1996. We develop, market and support synchronization, mobile-application development, and mobile-application management/device management software that enables consumers, business professionals and information technology (IT) professionals to extend the capabilities of enterprise groupware and vertical applications, handheld organizers/computers, Web-enabled cellular phones, pagers and other wireless or wireline personal communications platforms. Designed to connect people with essential information, anytime and anywhere, our product family includes the following offerings:

•	Intellisync®, Enterprise Intellisync®, Enterprise Intellisync Server and Satellite Forms® software;

•	TrueSync® software developed by our new wholly owned subsidiary, Starfish Software, Inc.;

•	Intellisync for Oracle software;

•	Intellisync goAnywhere (formerly known as LoudPC™) software recently acquired from Loudfire, Inc.;

•	our technology licensing software: the Intellisync Software Development Kit (Intellisync SDK) and our new Application Data Synchronization platform;

•	Synchrologic Mobile Suite enterprise server platform, resulting from the definitive merger agreement signed by Pumatech to acquire Synchrologic, Inc. A licensing agreement gives us the ability to sell Synchrologic’s Mobile Suite beginning September 14, 2003. Should the acquisition fail to occur, the licensing will continue through the end of the three-year term of the agreement.

We have organized our operations into a single operating segment encompassing the development, marketing and support of software and services that provide synchronization, mobile application development, application/device management, real-time remote information access, and secure Virtual Private Network (sVPN™ -obtained from our acquisition of substantially all of the assets of Spontaneous Technology, Inc. on September 17, 2003).

We license our software products directly to corporations, original equipment manufacturers (OEMs) and business development organizations worldwide. In addition, we sell our retail products through several distribution channels both in the United States and internationally, including major distributors, resellers, computer dealers, retailers and mail-order companies. Internationally, we are represented by over 100 distributors and resellers in North America, Europe, the Asia-Pacific region, South America and Africa.

Part of our mandate is to enhance shareholder value through an acquisition strategy that targets companies where our management, shareholders and corporate structure can be leveraged to improve strategic market position and growth potential in both emerging and established technologies. Our recent acquisitions, together with our internal development efforts, have been aimed at expanding our focus from cabled synchronization to synchronization for wireless handhelds, smartphones, laptops and tablets, where a number of industry analysts, such as International Data Corporation (IDC), predict important growth in the near future. With the acquisition of Starfish, asset purchase of Loudfire and Spontaneous Technology and planned acquisition of Synchrologic, we believe our management and employee efforts should continue to aid in our growth and development.

We expect to continue to implement our development strategy in fiscal 2004. To increase market share, we may also attempt to acquire or seek alliances with key competitors and other companies that may have important products and synergies with our existing operations and products.

Acquisitions

In July 2003, we signed and closed an agreement to acquire substantially all of the assets of Loudfire, Inc. of Tulsa, Oklahoma, developer of LoudPC software (recently rebranded and repackaged and now called “Intellisync goAnywhere”). Intellisync goAnywhere is designed to allow anyone with an Internet browser or Web-enabled phone to enjoy real-time access to email and PIM (personal information management) data located in either Microsoft Outlook or Outlook Express. The product also provides secure access to pre-specified files residing on a host personal computer. Under the terms of the asset purchase agreement, we paid $1,000,000 in cash and issued 134,445 shares of our common stock. Additionally, depending upon our revenues associated with sales of our products including certain technology of Loudfire during the 12 months following the closing of the asset purchase, we may be required to pay Loudfire additional consideration of up to $3,500,000 in cash or, at our election, shares of our common stock.

In March 2003, we signed and closed a purchase agreement with Motorola, Inc. of Schaumburg, Illinois to acquire all of the capital stock of Starfish Software, Inc., a wholly owned subsidiary of Motorola headquartered in Scotts Valley, California. Starfish is a provider of end-to-end mobile infrastructure solutions based on integrated platforms composed of server, desktop and device software for mobile data synchronization, wireless connectivity and device management. Under the terms of the stock purchase agreement, we paid an aggregate amount of $1,402,000 in cash, net of $277,000 cash acquired.

In November 2000, we signed and closed an agreement to acquire certain intellectual property and other assets of SwiftTouch Corporation of Bedford, Massachusetts, a provider of Web-based Universal Access Solutions. Under the terms of the asset purchase agreement, we paid $320,000 in cash and issued 100,000 shares of our common stock.

In October 2000, we signed and closed an asset purchase agreement with Vanteon Corporation, of Rochester, New York, to acquire select assets and assume certain liabilities of The Windward Group, a wholly owned subsidiary of Vanteon headquartered in Los Gatos, California. Windward is a professional services company specializing in creating consumer and enterprise solutions that combine mobile, wireless, desktop, Internet and database technology. Under the terms of the asset purchase agreement, we paid $12,250,000 and issued 42,757 shares of our common stock to Vanteon for certain assets of Windward.

Subsequent Events

On September 17, 2003, we consummated the acquisition of substantially all of the assets of Spontaneous Technology, Inc. of Salt Lake City, Utah, a provider of enterprise secure Virtual Private Network (sVPN)

software designed to extend existing corporate applications to most wireless devices. Under the terms of the agreement, we issued a total of 1,093,676 shares of Pumatech’s common stock and assumed certain liabilities of Spontaneous Technology in the aggregate amount of approximately $1,344,000. The shares were calculated using the average price of our common stock for ten consecutive trading days ended three business days prior the date of acquisition. We expect to incur a total of approximately $300,000 direct transaction costs. Additionally, depending upon our revenues associated with sales of our products including certain technology of Spontaneous Technology during the period ending September 30, 2004, we may be required to pay Spontaneous Technology additional consideration of up to $7,000,000 in shares of Pumatech’s common stock. We plan to integrate the new technologies we obtain from this acquisition into our existing product lines. We believe that the new products resulting from the combination of the Spontaneous Technology’s sVPN and our Enterprise Intellisync Server will enable our enterprise customers to provide mobile device users with access to corporate data and applications securely and efficiently through existing corporate network infrastructure.

As a result of achieving certain revenue and cash flow goals established by our board of directors in September 2002, certain outstanding options to purchase our common stock issued to executive officers were accelerated in August 2003.

On September 14, 2003, we entered into a definitive merger agreement to purchase all of the issued and outstanding stock of Synchrologic, Inc. headquartered in Alpharetta, Georgia. Under the terms of the agreement, each share of Synchrologic capital stock will be converted into the right to receive the number of shares (or the fraction of a share) of Pumatech common stock corresponding to the exchange ratio applicable to the class and series of Synchrologic capital stock being converted. The total number of shares of Pumatech common stock to be issued in the merger will be determined by dividing $60,000,000 by the average closing price of the shares of Pumatech common stock for the thirty consecutive trading days ending on the last complete trading day immediately preceding the closing date of the merger (which amount is subject to adjustment based on the transaction expenses incurred by Synchrologic in connection with the merger), provided that the number of shares of Pumatech common stock shares shall not exceed 19,800,000 or be fewer than 16,200,000 (in each case subject to adjustment based on the transaction expenses incurred by Synchrologic in connection with the merger). We will also assume certain liabilities equaling approximately $5,093,000 and incur direct transaction costs of approximately $650,000. Further, upon the execution of the definitive agreement, we and Synchrologic agreed to dismiss our outstanding litigation against Synchrologic with prejudice as of September 17, 2003, thereby permanently ending this specific suit. Completion of the acquisition is subject to approval by our and Synchrologic’s shareholders, as well as customary regulatory approvals and other closing conditions. We anticipate completion of the transaction by the end of the calendar year 2003. Synchrologic’s product line provides mobile access to enterprise applications, email and PIM data, file content, intranet sites, and Web content. We expect the transaction to generate operational savings and positive cash flow for us. A licensing agreement signed by both companies enables us to market and sell Synchrologic’s Mobile Suite platform as our server-based synchronization solution for enterprise customers beginning September 14, 2003. Should the acquisition fail to occur, the licensing agreement will continue through the end of the three-year term of the agreement. We expect to maintain and enhance Synchrologic’s Mobile Suite platform, which will form the cornerstone of our server-based enterprise synchronization offering. We believe that the acquisition of Synchrologic will enhance our enterprise offerings, while also serving to bolster our position, patent portfolio and technology leadership in the synchronization and mobile infrastructure software arenas.

On September 30, 2003, the board of directors approved change of control agreements with Messrs. Kitchen, Foster, and Mahgsoodnia that provide for 12 months acceleration of vesting of each individual’s options held at the time of the change of control. In addition, the company granted these individuals options to purchase an aggregate of an additional 425,000 shares of the company’s common stock. As of the date of grant, the option shares will vest over four years, with 25% vesting after one year and then 1/48th vesting monthly thereafter.

On August 1, 2003, the United States District Court for the Northern District of California (the “Court”) issued a Claim Construction Order, interpreting the scope of the patent claims we made against Extended

Systems from the July 2, 2003 Claims Construction hearing. Extended Systems has requested that three of the patents in dispute be re-examined by the Patent and Trademark Office (PTO). The PTO has issued initial Office Actions, rejecting our claims under the three patents. We are responding to the Patent Office Actions. On August 22, 2003, the Court heard and rejected Extended Systems’ request to stay the case with respect to the three patents involved in reexamination proceedings. The Court encouraged the parties to maintain the April 12, 2004 trial schedule. Fact discovery was completed on September 26, 2003; fact witness depositions ended on October 14, 2003; expert depositions will end on December 23, 2003; and preparation for the trial will continue through April 2004.

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

We use estimates in accounting for, among other things, various revenue contracts, returns, recoverability of long-lived assets and investments, restructuring accruals, contingencies, allowances for uncollectible receivables, and depreciation and amortization. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

License and service revenue associated with contracts that involve significant implementation of customization of services, which are essential to the functionality of the software, is recognized over the period of each engagement, primarily using the percentage-of-completion method. Labor hours incurred is generally used as the measure of progress towards completion as prescribed by SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts.” Revenue for these arrangements is classified as license revenue and service revenue based upon estimates of fair value of each element, and the revenue is recognized based on the percentage-of-completion ratio for the arrangement. Recognized revenue is subject to revisions as the engagement progresses to completion. Revisions in estimates or estimated losses on engagements are made in the period in which the loss becomes probable and can be reasonably estimated. Considerable judgment, such as the scope of work and reliance on the customer or other vendors to fulfill some tasks, may be required in determining estimates to complete an engagement. If we were to make different judgments or utilize different estimates of the total amount of work required to complete the engagement, the timing of our revenue recognition from period to period, as well as the related margins, might differ substantially from that previously estimated or reported. We consider a project completed at the go-live date. When we sell additional licenses, we recognize revenue after the go-live date if the products or seats have been delivered and no remaining obligations exist.

•	Channel inventory and product returns.

The primary sales channel into which we sell our products is a network of distributors and value-added resellers in North America, Europe, Asia Pacific, South America and Africa. Agreements with our distributors and resellers contain specific product return privileges for stock rotation and obsolete products that are generally limited to contractual amounts. Reserves for estimated future returns are provided for upon revenue recognition. Product returns are recorded as a reduction of revenues. Accordingly, we have established a product returns reserve composed of 100% of product inventories held at our distribution partners, as well as an estimated amount for returns from customers of our distributors and other resellers as a result of stock rotation and obsolete products, among others.

We evaluate our product returns reserve on a quarterly basis. In estimating our product returns reserve, we evaluate the following factors:

•	our demand forecast by product in each of our principal geographic markets, which is affected by our product release schedule, seasonal trends, and analyses developed by our internal sales and marketing group;

•	historical product returns and inventory levels on a product by product basis;

•	current inventory levels and sell through data on a product by product basis as reported to us by our major distributors worldwide on a monthly basis;

•	risk associated with recognizing revenue on individual customers, based on facts and circumstances;

•	timing of planned stock rotation; and

•	general economic conditions.

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

•	Valuation of goodwill, other intangibles, investments and other long-lived assets.

We have accumulated over the years a significant amount of goodwill, other intangible assets, long-term investments and other long-lived assets as a result of our investments and acquisitions.

Goodwill represents the excess of the purchase price of acquired businesses over the fair value of the identifiable net assets acquired and, effective August 1, 2002, is tested for impairment at least annually and written down only when impaired. Identifiable intangible assets result from the application of the purchase method of accounting for our acquisitions. Our identifiable intangible assets as of July 31, 2003, were composed of our unamortized developed technology, patents, trademark, customer base, covenant not-to-compete, and customer contracts. Developed technology, patents and customer base are amortized over the period of benefit, generally four years. Trademarks are amortized over the period of benefit of three years. Covenant not-to-compete and customer contracts are amortized over the period of benefit of the respective covenant or contracts, ranging from nine months to two years.

The ongoing evaluation for impairment of certain identifiable intangibles, investments and long-lived assets requires significant management estimation and judgment. We evaluate the carrying value of these assets for impairment, when events and circumstances indicate that the carrying amount of the underlying asset may not be recoverable. In addition, Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” requires us to test goodwill annually using a two-step process. The first step is to identify a potential impairment. The second step measures the amount of the impairment loss, if any. Intangible assets with indefinite lives will be tested for impairment using a one-step process that compares the fair value to the carrying amount of the asset. Changes in the manner of use of the acquired assets, changes in overall business strategy, negative industry or economic trends, and decline in stock price and market capitalization may trigger an impairment review for certain intangibles. Poor operating results of underlying investments or adverse changes in market conditions may result in losses or an inability to recover the carrying value of investments. Changes in market value of the assets, physical changes and continuing operating or cash-flow losses associated with assets used to generate revenue may suggest problems of recoverability for certain long-lived assets. Whenever the evaluation demonstrates that the carrying amount of an intangible, investment or any other long-lived asset is not recoverable, an impairment charge may be required.

As of July 31, 2003, our goodwill and other intangibles amounted to $2,731,000 and $2,734,000, net of accumulated amortization, respectively. The impairment test required upon our adoption of SFAS 142 and annual impairment review were completed in January and July 2003, respectively, and did not identify any impairment. We plan to perform an annual impairment review during the fourth quarter of each year or more frequently if we believe indicators of impairment exist. We expect to amortize approximately $781,000, $739,000, $666,000 and $548,000 of other intangibles in fiscal 2004, 2005, 2006 and 2007, respectively, based on our acquisitions completed as of July 31, 2003. To the extent we do not generate sufficient cash flows to recover the net amount of our investment in goodwill, intangibles and other long-lived assets recorded, the investment could be considered impaired and subject to earlier write-off.

•	Restructuring accruals.

In recent years, we implemented several cost-reduction plans as part of our continued effort to streamline our operations to reduce ongoing operating expenses. These plans resulted in restructuring charges related to, among others, the consolidation of excess facilities. These charges relate to facilities and portions of facilities we no longer utilize and either seek to terminate early or sublease. Lease termination costs for the abandoned facilities were estimated for the remaining lease obligations and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which can be achieved using market trend information analyses provided by a commercial real estate brokerage retained by us. Each reporting period we review these estimates and to the extent that these assumptions change due to continued negotiations with landlords or changes in the market, the ultimate restructuring expenses for these abandoned facilities could vary by material amounts.

•	Loss contingencies.

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of the incurrence of a liability as well as our ability to estimate reasonably the amount of loss in determining loss contingencies. An estimated loss contingency is accrued in accordance with SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to the issuance of our financial statements indicates that it is probable that a liability has been incurred on the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires us to use our judgment. While we believe that our accruals for such matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, our results of operations may be overstated or understated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

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

	Years Ended July 31,
	2003	2002	2001
Revenue:
License	77.1%	83.6%	83.8%
Services	22.9	16.4	16.2

Total revenue	100.0	100.0	100.0

Cost of revenue:
Cost of license revenue	4.8	4.8	3.9
Cost of service revenue	11.7	24.0	22.9

Total cost of revenue	16.5	28.8	26.8

Gross profit	83.5	71.2	73.2

Operating expenses:
Research and development	29.7	66.1	62.1
Sales and marketing	46.1	66.1	56.8
General and administrative	23.3	21.4	16.0
In-process research and development	1.6	—	—
Amortization of goodwill	—	15.1	14.5
Amortization of other intangible assets	2.9	7.4	6.3
Restructuring and other charges	3.2	24.4	3.7
Impairment of assets	—	22.9	27.8

Total operating expenses	106.8	223.4	187.2

Operating loss	(23.3)	(152.2)	(114.0)

Other income (expense)
Interest income	3.3	6.3	9.9
Interest expense	(0.0)	(0.4)	(0.2)
Other, net	(0.3)	(0.9)	(1.0)
Other-than-temporary impairment of investments	(9.6)	(1.7)	(3.0)

Total other income (expense)	(6.6)	3.3	5.7

Loss before income taxes	(29.9)	(148.9)	(108.3)
Provision for income taxes	(1.2)	(1.6)	(1.2)

Net loss	(31.1)%	(150.5)%	(109.5)%

Revenue.    We derive revenue from two primary sources: software licenses and fees for service. Total revenue was $24,860,000 in fiscal 2003 as compared with $22,940,000 in fiscal 2002 and $38,202,000 in fiscal 2001. Revenue increased 8% in fiscal 2003 as compared with fiscal 2002 and decreased 40% in fiscal 2002 as compared with fiscal 2001. The revenue growth in fiscal 2003 was led by a 125% or approximately $1,891,000 increase in revenue from professional services. This increase in revenue from professional services represents approximately 33% of our service revenue. Although total license revenue remained flat for fiscal 2003 at $19,169,000, our license run-rate has been on its quarterly growth path since the first quarter of fiscal 2003 (license revenue was $5,328,000 for the fourth quarter of fiscal 2003, compared with $3,736,000 for the corresponding period in fiscal 2002). The decrease in revenue in fiscal 2002 resulted mainly from the general economic slowdown and its impact on our customers, many of whom reduced their information technology (IT) spending or ceased their investment in products, services and technologies such as those we provide. The decline in our revenue for fiscal 2002 also resulted from a general slowdown in sales of Palm OS-based handhelds and other personal digital assistants (PDA) devices, as well as delays in our new product introductions. According to the industry research and advisory firm Gartner, Inc., worldwide PDA shipments declined nine percent in calendar year 2002. This decline in PDA sales had a direct impact on sales of our Intellisync products through the retail and online channels, where sales of our synchronization software typically occur at the same time a PDA is purchased, or shortly thereafter. We believe, however, that demand for PDA functionality has not decreased, but the type of mobile device customers want is changing. Therefore, while sales of traditional PDA devices may remain challenging for the rest of 2003 and 2004, we believe that sales of smartphones and other such wireless devices will continue to grow and have a positive impact on our future revenue.

Furthermore, our acquisition of Starfish Software, Inc. and asset purchase of Loudfire, Inc. in fiscal 2003, as well as our recent asset purchase of Spontaneous Technology, Inc. and licensing agreement with Synchrologic to market and sell Synchrologic’s Mobile Suite platform, are expected to provide us with access to new technology capabilities, potential access to new markets and customers and other revenue-generation opportunities. We expect revenue benefits over time through resulting synergies in technology, product development and operations. Starfish made positive contributions to revenue in the last two quarters of fiscal 2003 totaling $1,008,000, and we believe that new and existing products based upon the technologies from Starfish, Loudfire, Spontaneous Technology, and Synchrologic will have a positive impact on revenues in fiscal 2004.

•	License Revenue. License revenue is earned from the sale and use of software products (including our technology licensing components) and royalty agreements with OEMs. License revenue in fiscal 2003 remained flat at $19,169,000 as compared with $19,167,000 in fiscal 2002 as the revenue increase from our enterprise and retail products and technology licensing components of approximately $903,000 offset the decrease in our revenue from legacy personal computers or notebooks business (Intellisync for Notebooks royalty revenue). Our revenue from technology licensing, excluding revenue from the notebook business, has grown since the first quarter of fiscal 2003, resulting in a fourth quarter revenue of $5,328,000 which exceeded all corresponding quarterly revenue during fiscal 2002. License revenue in fiscal 2002 decreased 40% to $19,167,000 compared with $32,027,000 in fiscal 2001 due to a decrease in revenue from the notebooks business and from the online service offerings (eliminated in the fourth quarter of fiscal 2002), as well as the effect of the slowdown in sales of handhelds and PDAs.

Notebook revenue decreased to an insignificant amount in fiscal 2003 as we deemphasized the resources and efforts associated with this revenue segment. Accordingly, we expect that the amount of our legacy notebook business revenue in subsequent quarters will remain insignificant.

•	Service Revenue. Service revenue is derived from fees for services, including fixed-price and time-and-materials professional services arrangements, amortization of maintenance contract programs, and, in the prior years, hosting fees. Service revenue was $5,691,000 in fiscal 2003 as compared with $3,773,000 in fiscal 2002 and $6,175,000 in fiscal 2001. The 51% increase in service revenue in fiscal 2003 resulted from an increase in professional service revenue associated with our technology licensing partners of approximately $1,891,000, as well as an increase in amortization of our maintenance contract programs of $328,000 triggered by our increased effort to renew maintenance agreements within the existing customer base. Slightly over 50% of the increase in our service revenue was contributed by Starfish. The 39% decrease in service revenue in fiscal 2002 was due to a decrease in professional service revenue associated with our technology licensing partners, many of whom were affected by a weak IT spending environment.

Our enterprise and retail products revenue include sales to channel, retail and direct sales of our personal and server products licensed to corporations for internal use. Enterprise and retail products include Intellisync, Enterprise Intellisync, Enterprise Intellisync Server and Satellite Forms software, as well as related support and maintenance. Total enterprise and retail product revenue was $12,897,000 in fiscal 2003 as compared with $12,202,000 in fiscal 2002 and $18,047,000 in fiscal 2001. The 6% growth in enterprise and retail products revenue in fiscal 2003 resulted from an increase in revenue from amortization of support and maintenance, as well as the increase in revenue brought about by the new version of our Intellisync software and new Enterprise Intellisync Server launched during the year. The 32% decrease in enterprise and retail products revenue in fiscal 2002 resulted from the general economic slowdown and its unfavorable effect on our customers IT spending and on sales of handhelds and PDAs.

Technology licensing components include various licensed technology platforms, including Intellisync Software Development Kit (Intellisync SDK); Pumatech’s Application Data Synchronization platform; professional services; non-recurring engineering services; related maintenance contract programs; the phasing-out Intellisync for Notebooks; and, in the prior year, hosting services. Total technology licensing revenue was $11,963,000 in fiscal 2003 as compared with $10,738,000 in fiscal 2002 and $20,155,000 in fiscal 2001. The 11% increase in technology licensing revenue resulted from an increase in professional service of approximately $1,891,000 and Intellisync SDK revenue of approximately $561,000, offset by a decrease in revenue from Intellisync for Notebooks royalties and the eliminated online hosting service offerings. The 47% decrease in technology licensing revenue in fiscal 2002 resulted from the general economic slowdown bringing down revenue across the board.

International revenue continues to represent a significant portion of our revenue. International revenue in fiscal 2003 was $8,883,000, or 36% of total revenue, as compared with $7,123,000, or 31% of total revenue, in fiscal 2002 and $9,987,000, or 26% of total revenue in fiscal 2001. The increase in our international annual revenues from fiscal 2002 to fiscal 2003 accounted for 92% of our total annual revenue increase for fiscal 2003. The increase in our professional services revenue and the number of our international technology licensing partners, particularly in Japan, resulted in an increase in our international revenue in fiscal 2003. For fiscal 2002, the revenue gains in Europe and certain parts of Asia, which resulted directly from our international direct sales force expansion in fiscal 2001, were more than offset by a decrease in revenue in Japan resulting from a general economic slowdown and an overall reduction in technology spending in that country. The increase as a percentage of total revenue for fiscal 2002, however, was due to a greater decline in our overall revenue. We believe our international revenue will fluctuate on a quarter to quarter basis as we periodically enter into new agreements for professional services and new international partner contracts for technology licensing. International revenue may be subject to certain risks not normally encountered in operations in the United States, including exposure to tariffs, various trade regulations, fluctuations in currency exchange rates, as well as international software piracy. We believe that continued growth would require further expansion in international markets. We have utilized, and may continue to utilize substantial resources both to expand and establish international operations in the future.

One distributor, Ingram Micro US, accounted for 10%, 17% and 14% of our total revenue during fiscal 2003, 2002 and 2001, respectively. No other distributors or resellers accounted for more than 10% of total revenue during these periods. In accordance with our revenue recognition policy, the revenue from our major distributors, such as Ingram Micro US, represents revenue recognized at the time our products were sold to end-user customers. No end-user customers, direct or through distributors and resellers, accounted for more than 10% of total revenue during the same periods.

Deferred revenue results from the billing of fees from our customers for the purchase of license agreements and maintenance services for which we have not yet recognized revenue. We recognize the respective revenue after meeting the terms and conditions detailed in our revenue recognition policy. Deferred revenue was $2,015,000 and $2,678,000 at July 31, 2003 and 2002, respectively. Deferred revenue decreased due to the recognition of revenue from several of our license agreements and professional services that had been deferred in previous periods.

Cost of Revenue.    Cost of revenue consists of license costs and service costs. License costs comprise product-packaging expenses such as product media and duplication, manuals, packing supplies, and shipping costs. Service costs comprise personnel-related expenses such as salaries and other related costs associated with work performed under professional service contracts, non-recurring engineering agreements, post-sales customer support costs and, in the prior year, hosting costs for online services associated with technology licensing partners and end users. Hosting costs include expenses related to bandwidth for hosting, tape backup, security and storage, third-party fees and internal personnel costs associated with logistics and operational support of the hosting services and depreciation of computer equipment associated with the hosting service. Service costs can be expected to vary significantly from period to period depending on the mix of services we provide.

In general, license revenue costs represent a smaller percentage of license revenue when compared with service revenue costs as a percentage of service revenue; this is due to the high cost structure of service revenue. Additionally, license costs tend to be variable based on license revenue volumes, whereas service costs tend to be fixed within certain service revenue volume ranges. We would expect that an increase in service revenue as a percentage of our total revenue would generate lower overall gross margins as a percentage of total revenue. Also, given the high level of fixed costs associated with the professional services group, our inability to generate revenue sufficient to absorb these fixed costs could lead to negative service gross margins.

•	Cost of License Revenue. Cost of license revenue moderately increased to $1,182,000 or 6% of license revenue in fiscal 2003 from $1,103,000 or 6% of license revenue in fiscal 2002. Cost of license revenue was $1,476,000 or 5% of license revenue in fiscal 2001. The increase in cost of license revenue in absolute dollars in fiscal 2003 resulted from the increase in overall revenue from enterprise and retail products. The decrease in cost of license revenue in absolute dollars in fiscal 2002 resulted from reduced variable packaged product costs associated with reduced license volumes.

•	Cost of Service Revenue. Cost of service revenue was $2,912,000 or 51% of service revenue, $5,493,000 or 146% of service revenue, $8,760,000 or 142% of service revenue in fiscal 2003, 2002 and 2001, respectively. The decrease in cost of revenue in absolute dollars and as a percentage of revenue for fiscal 2003 reflected cost savings in professional services resulting from contracting certain software development activities to lower cost international development partners, as well as from the effect of workforce reductions we implemented in fiscal 2002 to our personnel-related costs, more particularly at the beginning of the fiscal year. The decrease was also partly due to reduced online service costs associated with the online service offerings discontinued in fiscal 2002. The decrease in cost of service revenue for fiscal 2003 was offset by the $86,000 noncash variable accounting charge associated with certain outstanding stock options as a result of an increase in our stock price. The decrease in cost of revenue in absolute dollars in fiscal 2002 was primarily due to a decrease in professional services costs as a result of workforce reductions we implemented in fiscal 2001, as well as overall reduction in our service revenues.

Navisite Legal Contingency.    During fiscal 2002, Navisite, Inc., a company that formerly provided certain Web site hosting and related services to us, alleged that we improperly terminated a service agreement with and were thereby indebted to Navisite. We reached a settlement with Navisite and paid a total of $350,000, inclusive of fees for the services previously provided, during fiscal 2003. The total amount of the settlement was not significantly different from the established loss contingency reserve.

We expect our total cost of revenue in the next quarter to increase slightly relative to that of the fourth quarter of fiscal 2003 due in part to the impact of our recent significant acquisitions. In addition, our cost of revenue is primarily driven by our expectation for different margin characteristics within and between license and service revenues as well as the expected mix between products and channels.

Research and Development.    Research and development expenses consist primarily of salaries and other related costs for research and development personnel, quality assurance personnel, product localization, fees to outside contractors and the cost of facilities and depreciation of capital equipment. We invest in research and development both for new products and to provide continuing enhancements to existing products. Our engineering group is currently aiming their efforts at expanding focus from cabled synchronization to synchronization for wireless handhelds, smartphones, laptops and tablets, at extending our core synchronization technology to increase scalability and extensibility, and at supporting next generation wireless technology and device platforms. Research and development expenses decreased by 51% to $7,389,000 in fiscal 2003 from $15,179,000 in fiscal 2002. In fiscal 2002, research and development expenses decreased by 36% to $15,179,000 from $23,723,000 in fiscal 2001. Research and development represented 30%, 66% and 62% of total revenue in fiscal 2003, 2002 and 2001, respectively. The decrease in research and development spending in absolute dollars and as a percentage of revenue in fiscal 2003 was due to realization of benefits, particularly at the first part of fiscal 2003, from the workforce reduction and consolidation of engineering facilities, as well as elimination of online service operations, implemented in the last two quarters of fiscal 2002. Our engineering workforce was reduced by 101 employees during fiscal 2002. The benefits, in turn, resulted in a decrease in personnel-related costs and other costs. The decrease was also due to savings in overall engineering costs resulting from contracting engineering activities to lower cost international development partners. The decrease in absolute research and development spending in fiscal 2002 was primarily due to the elimination of the Intellisync.comSM online service and our re-emphasis on core product development, as part of the cost control initiatives we implemented in fiscal 2002 and 2001, which resulted in a decrease in personnel- and contractor-related costs. This decrease was slightly offset by a write-off of certain excess software development tools and completion bonuses paid to certain employees affected by restructuring in fiscal 2002. As a percentage of total revenue, research and development expenses increased in fiscal 2002 due to overall revenue decline in fiscal 2002. Research and development expenses are expected to increase for the next quarter as a result of an increase in our engineering workforce resulting from the acquisition of Spontaneous Technology.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions, promotional expenses and other costs relating to sales and marketing employees, as well as to technical support personnel associated with pre-sales activities such as building brand awareness, performing product and technical presentations and answering customers’ product and service inquiries. Sales and marketing expenses decreased by 24% to $11,468,000 in fiscal 2003 from $15,160,000 in fiscal 2002. In fiscal 2002, sales and marketing expenses decreased by 30% to $15,160,000 in fiscal 2002 from $21,680,000 in fiscal 2001. Sales and marketing expenses represented 46%, 66% and 57% of total revenues in fiscal 2003, 2002, and 2001, respectively. Sales and marketing expenses decreased in absolute dollars and as a percentage of revenue in fiscal 2003 due to a $2,410,000 reduction in corporate marketing resources, corporate branding initiatives and other related costs as a result of lower planned spending. Personnel-related costs also decreased by $1,654,000 as a result of headcount reductions in the last two quarters of fiscal 2002. The decrease in personnel-related costs was offset by a $372,000 increase in bonus and commission as a result of an increase in overall revenue. Sales and marketing expenses decreased in absolute terms in fiscal 2002 due to reduction in salaries and other personnel-related costs of $3,033,000 as a result of headcount reductions, reduction in bonus and commissions of $617,000 effected by a lower revenue, and a decrease in other costs of $2,870,000 due to lower planned spending. Sales and marketing expenses, however, increased as a percentage of total revenue in fiscal 2002 due to overall revenue decline for the year. As compared with the sales and marketing costs in the fourth quarter of fiscal 2003, sales and marketing expenses for the next quarter are expected to remain relatively flat.

General and Administrative.    General and administrative expenses consist primarily of salaries and other costs relating to administrative, executive and financial personnel and outside professional fees. General and administrative expenses increased by 18% to $5,793,000 in fiscal 2003 from $4,904,000 in fiscal 2002. In fiscal 2002, general and administrative expenses decreased by 20% to $4,904,000 from $6,120,000 in fiscal 2001. General and administrative expenses represented approximately 23%, 21% and 16% of total revenues in fiscal 2003, 2002 and 2001, respectively. The major factors for the increase in general and administrative spending in fiscal 2003 include an increase in our stock price that resulted in a significant increase of $1,198,000 in noncash variable accounting charge for fiscal 2003 associated with certain outstanding stock options and an increase of $924,000 in outside services brought about primarily by legal costs associated with our ongoing patent infringement lawsuits. The increase was offset by a decrease of $620,000 in personnel-related costs, the absence of $330,000 special charge incurred in fiscal 2002, a substantial reduction in our past due accounts receivable balances effecting a favorable decrease of $168,000 on our bad debt expense provisions for the year and a decrease in other costs of $115,000 as a result of lower planned spending. The decrease in absolute general and administrative spending in fiscal 2002 was primarily due to a reduction in provision for bad debts allowance of $1,321,000 and a reduction in personnel-related costs of $390,000 as a result of restructurings. This decrease was slightly offset by a provision recorded for rent reimbursement deemed uncollectible of $330,000 relating to The Windward Group acquisition, as well as a signing bonus of $200,000 for our new president and chief executive officer. General and administrative expenses, however, increased as a percentage of total revenue in fiscal 2002 due to overall decline in revenue. We expect our general and administrative expenses as a percentage of total revenue for the first quarter of fiscal 2004 to remain at a similar level to that of the fourth quarter of fiscal 2003, subject to the timing of spending on the ongoing litigation which can be difficult to forecast.

In addition, depending on the degree of the fluctuation of our stock price in the future, we may incur a significant noncash variable accounting charge or a recovery of charges from prior quarters. The charge or the recovery may increase or decrease our total general and administrative costs in the next few quarters. The charge or the recovery may also further increase or offset our expected total cost of revenue, research and development and sales and marketing costs in the near future.

In-Process Research and Development.    In the third quarter of fiscal 2003 we recorded a charge of $406,000 for in-process research and development associated with the acquisition of Starfish. The purchase price of Starfish was assigned to the fair value of the assets acquired, including the in-process research and development. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use. Accordingly, we expensed the in-process research and development at the date of the acquisition.

The amount of the purchase price allocated to in process-research and technology was based on established valuation techniques used in high-technology computer software industry. The fair value assigned to the acquired in-process research and development was determined using the income approach, which discounts expected future cash flows to present value. The key assumptions used in the valuation include, among others, expected completion date of the in-process projects identified as of the acquisition date, estimated costs to complete the projects, revenue contributions and expense projections assuming the resulting product have entered the market, and discount rate based on the risks associated with the development life cycle of the in-process technology acquired. The discount rate used in the present value calculations are normally obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates. We assume the pricing model for the resulting product of the acquired in process research and technology to be standard within our industry. We, however, did not take into consideration any consequential amount of expense reductions from integrating the acquired in-process technology with our other existing in-process or completed technology. Therefore, the valuation assumptions do not include significant anticipated cost savings.

The key assumptions, we believe to be reasonable, underlying the valuation of acquired in-process research and development from Starfish are as follows (in thousands):

Project name: Mercury platform technology

Percent completed as of acquisition date: 70%

Estimated costs to complete technology at acquisition date: $375,000

Risk-adjusted discount rate: 30%

First period expected revenue: calendar year 2004

The development of these technologies remains highly dependent on the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats from several companies. The nature of the efforts to develop these technologies into commercially viable products consists primarily of planning, designing, experimenting, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on our business and operating results.

Subsequent to the acquisition of Starfish, there have been no significant developments related to the current status of the acquired in-process research and development project that would result in material changes to the assumptions.

If the Starfish project is not successfully developed, our future revenues and profitability may be adversely affected. Failure to achieve the expected levels of revenue and net income from these products will negatively impact the return on investment expected at the time that the acquisitions were completed and may result in impairment charges. Additionally, the value of other intangible assets acquired may become impaired.

Amortization of Goodwill.    SFAS No. 142 established new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets no longer be amortized and be tested for impairment at least annually and written down only when impaired. We perform the annual impairment tests in the fourth quarter of each year. We measure the impairment of goodwill and certain other intangible assets primarily using the present value of expected future cash flows. We adopted SFAS No. 142 effective August 1, 2002. Accordingly, upon adoption of the new standard, we ceased to amortize our existing goodwill. We also completed the impairment test required and annual impairment review in January and July 2003, respectively, and did not identify any impairment. Total net book value of goodwill at July 31, 2003 and 2002, was $2,731,000. Total amortization of goodwill amounted to zero, $3,462,000 and $5,543,000 in fiscal 2003, 2002 and 2001, respectively. The decrease in amortization of goodwill in fiscal 2002 reflects the effect of the impairment charge recorded in the fourth quarter of fiscal 2001, which significantly reduced the carrying value of our then existing goodwill.

Amortization of Other Intangibles.    Other intangible assets, excluding that of acquired workforce-in-place, amount to $2,734,000 and $565,000, net of accumulated amortization, as of July 31, 2003 and 2002, respectively. The net book value of other intangible assets at July 31, 2003 is reflective of approximately $2,878,000 of the amortizable, identifiable intangibles obtained from the acquisition of Starfish and the asset purchase of Loudfire in fiscal 2003. We continue to amortize other intangible assets, review such assets for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” reassess their useful lives and make any necessary adjustments. Amortization is computed over the estimated useful lives of the respective assets, generally nine months to four years. The amortization of other intangible assets amounted to $709,000, $1,701,000 and $2,414,000 for fiscal 2003, 2002 and 2001, respectively. Of the total amortization of other intangible assets, $628,000, $1,701,000 and $2,214,000 relate to developed technology for fiscal 2003, 2002 and 2001, respectively. The fully amortized intangibles effected the decrease, net of the effect of those newly acquired, in the amortization of other intangible assets in fiscal 2003. The decrease in amortization of other intangible assets in fiscal 2002 reflects the effect of the impairment charge recorded in the fourth quarter of fiscal 2001, which significantly reduced the carrying value of our then existing other intangible assets. We expect total amortization expense, exclusive of the probable effect of the recent Spontaneous Technology acquisition, to be as follows (in thousands):

Fiscal year ending July 31,
2004	$781
2005	739
2006	666
2007	548

$2,734

Restructuring and Other Charges.    Restructuring and other charges consist of the following:

	Year Ended July 31,
	2003	2002	2001
Restructuring charges:
Severance costs	$257	$1,228	$581
Facilities costs	159	3,202	573
Assets held for disposal	—	850	263
Other charges	—	58	—

Restructuring charges	416	5,338	1,417

Other charges:
Separation costs	—	257	—
Costs relating to a ceased acquisition	379	—	—

Other charges	379	257	—

Restructuring and other charges	$795	$5,595	$1,417

•	Restructuring Charges

During fiscal 2003, 2002 and 2001, we implemented a number of cost-reduction plans aimed at reducing costs that were not integral to our overall strategy, better aligning our expense levels with current revenue levels and ensuring conservative spending during periods of economic uncertainty. These initiatives included a reduction in workforce and facilities consolidation. Of the resulting restructuring charge and subsequent adjustments, if any, approximately $1,766,000 remained unpaid as of July 31, 2003. This amount, related to the net lease expense due to the consolidation of excess facilities, will be paid over the respective lease terms through May 2006 using cash from operations.

In fiscal 2003, we incurred approximately $257,000 for severance and separation costs relating to recent termination of 19 of our engineering and product management employees. We also incurred a charge of approximately $159,000 for a revised estimated lease exit cost due to additional time required to sublease the facilities. This revision was attributable to the high vacancy rates in the corporate real estate market in northern California.

The following table sets forth the activity in the restructuring accrual account (in thousands):

	Workforce Reduction	Consolidation of Excess Facilities	Other	Total
Balance at July 31, 2000	$—	$221	$—	$221
Restructuring provision	581	836	—	$1,417
Non-cash charges	—	(165)	—	(165)
Cash payments	(561)	(151)	—	(712)

Balance at July 31, 2001	$20	$741	$—	$761
Restructuring provision	1,228	2,442	58	3,728
Adjustment	—	1,610	—	1,610
Non-cash charges	—	(877)	—	(877)
Cash payments	(1,205)	(840)	(58)	(2,103)

Balance at July 31, 2002	$43	$3,076	$—	$3,119

Restructuring provision	257	—	—	257
Adjustment	—	159	—	159
Cash payments	(300)	(1,469)	—	(1,769)

Balance at July 31, 2003	$—	$1,766	$—	$1,766

The current and long-term portions of the underlying accrual of $1,122,000 and $644,000 are classified as “Accrued Liabilities” and “Other Liabilities,” respectively, in the consolidated balance sheet as of July 31, 2003.

We continually evaluate the balance of the restructuring reserve we record in prior periods based on the remaining estimated amounts to be paid. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

We believe that the above restructurings have contributed towards the improvement in our operating income during fiscal 2003. We expect the savings, particularly in facilities-related costs, brought about by these restructurings to continue for fiscal 2004. Future savings are anticipated to include approximately $2,300,000, primarily in operating expenses, each year for the next few years from our fiscal 2003 workforce reduction and $1,018,000, $620,000 and $205,000 in fiscal 2004, 2005 and 2006, respectively, in facility related expenditures.

•	Separation Costs

In fiscal 2002, we recorded accruals of approximately $257,000 related to separation agreements with our former president and chief executive officer and former executive vice president of sales and business development. No amount remained unpaid as of July 31, 2003.

•	Costs Relating To Ceased Acquisition

We incurred a charge of approximately $379,000 for operating expenses, mainly legal and accounting, relating to an acquisition that we subsequently ceased pursuing.

Impairment of Assets.    Impairment of assets consists of the following (in thousands):

	Year Ended July 31,
	2003	2002	2001
Intangibles	$—	$4,359	$9,901
Commitment	—	103	—
Assets held and used	—	102	—
Assets held for disposal	—	685	713

Impairment of assets	$—	$5,249	$10,614

During fiscal 2002 and 2001, we determined that certain intangible assets we acquired, certain assets used exclusively for our online operations and Intellisync.com were impaired. Therefore, we recorded impairment charges of $5,249,000 and $10,614,000 in fiscal 2002 and 2001, respectively, to write down or write off goodwill and certain intangibles in connection with the ProxiNet, Dry Creek Software, Windward and SwiftTouch acquisitions, and other assets, as well as a related commitment, we believe will not bring a viable business opportunity for us in the future.

•	ProxiNet

We purchased ProxiNet in the first quarter of fiscal 2000 in anticipation of broadening the appeal of Internet connected wireless devices and other Internet appliances through the use of ProxiNet’s core technology, ProxiWare and ProxiWeb, later branded as the Browse-it™ product. By combining Pumatech’s Intellisync platform with this highly scalable proxy-based transformation and delivery architecture, major Internet destinations such as portals, search engines and e-commerce companies would have the means to provide highly secure, real-time access to users of handheld devices, cellular phones and other devices and Internet appliances. We expected that users would be able to browse information online, while simultaneously retrieving and synchronizing critical information while offline.

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

By the end of fiscal 2002, as part of our plan to refocus our business strategies, we decided to discontinue our Browse-it technology offerings. Related employees were either terminated or reassigned to other engineering functions. Furthermore, we determined that Browse-it technology has no alternative uses and had not been incorporated into other products or services, and, accordingly, recorded in fiscal 2002 an impairment write-off of $4,101,000 and $258,000 related to the net book value of goodwill and developed and core technology, respectively, from the ProxiNet acquisition.

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

However, the general economic slowdown in calendar year 2001 and in 2002 caused a number of our existing and potential customers to reduce their IT spending or cease their investment in products, services and technologies such as those we provide. Additionally, many of our technology licensing customers closed their operations or were unable to meet their contractual obligations leaving us with a smaller installed base of customers across which to deploy our professional service team. Because of these and other factors, our technology licensing revenue decreased during the second quarter of fiscal 2001 to $3,140,000, remained relatively flat in the third quarter at $3,354,000, and decreased during the fourth quarter to $2,661,000 compared with technology licensing revenue in the first quarter. Revenue from our professional services, which facilitate our technology licensing components, for the same periods was $1,451,000, $1,577,000 and $228,000, respectively, which was significantly lower than our expectations. In addition, cost of revenue for those periods of 25.9%, 28.1% and 41.5%, respectively, of total revenue were significantly higher than those in recent previous quarters given the high level of related fixed costs, in particular personnel-related costs, and revenues insufficient to absorb these costs.

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

By the end of the first half of calendar year 2001, we realized that successful customer adoption of and monetization from several fee-based online service offerings such as our Intellisync.com offerings were slow and limited. Additionally, deployment and usage of mobile wireless devices had fallen short of our expectations. These factors, as well as changes in general economic and market conditions, led us to believe that if Intellisync.com were to continue, the costs associated with its operation would have a further negative impact on our results of operations.

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

Other Income (Expense).    Other income (expense), net, represents interest earned on cash and short-term investments and realized gains on miscellaneous investments, offset by interest expense on debt, miscellaneous bank fees and charges, as well as other-than-temporary impairment of investments. Total net other expense for fiscal 2003 was $1,656,000 as compared with total net other income of $760,000 in fiscal 2002 and $2,164,000 in fiscal 2001. The total net other expense in fiscal 2003 included an other-than-temporary impairment charge of $2,394,000, as discussed further below, relating to the disposal of our limited partnership interest in a venture capital fund, slightly offset by a net interest and other income of $738,000 for the year. The total net other income in fiscal 2002 resulted from a net interest and other income of $1,140,000, slightly offset by an other-than-temporary impairment charge of $380,000 relating to our pro-rata share of net loss realized by the venture capital fund on sale or liquidation of certain investments and net other expense of $296,000. The total net other income in fiscal 2001 resulted from a net interest and other income of $3,344,000, slightly offset by an other-than-temporary impairment charge of $1,180,000 on investments deemed unrecoverable , as discussed further below, and net other expense of $447,000. Net interest and other income decreased in fiscal 2003 and 2002 due to lower rate of interest on reduced balances of cash and investments. We expect other income, net, over the first quarter of fiscal 2004 to decrease slightly as compared with that of the recent previous quarters due to further reduction in cash and investments.

Other-Than-Temporary Impairment of Investments.    During fiscal 2003, we marketed our investment for disposal of our limited partnership interest in Azure Venture Partners, LLP, a venture capital fund. The disposal of the interest allowed us to avoid commitments for further investments in equity instruments of various privately-held companies made through Azure, many of which had not generated adequate returns. In addition, the disposal was in line with our strategy of focusing resources and efforts more on our core operations. Consequently, we recorded an other-than-temporary impairment charge of $2,394,000. Total proceeds of $75,000 from the sale of the interest were received in May 2003, which approximated the carrying value of the investment after the writedown.

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

Provision for Income Taxes.    The provision for income taxes primarily represents foreign withholding taxes on royalties earned from certain foreign customers and, to a lesser extent, state franchise and income taxes and estimated taxes for foreign subsidiaries. Provision for income taxes was $286,000, $372,000 and $437,000 in fiscal 2003, 2002 and 2001, respectively. We expect the provision for income taxes to increase moderately in the next quarter reflecting an expected slight growth in revenue from Japan and the related foreign tax withholdings.

Recently Issued Accounting Pronouncements

Accounting for Exit or Disposal Activities

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force Issue (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The effect on adoption of SFAS No. 146 changes on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. We adopted SFAS No. 146 beginning January 1, 2003. The adoption did not have a material effect on our financial position or results of operations.

Accounting for Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No.123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The transition and annual disclosure requirements for us of SFAS No. 148 are effective beginning fiscal 2003. The interim disclosure requirements for us are effective beginning with the third quarter of fiscal 2003. We continue to account for stock-based compensation using the intrinsic value method under APB Opinion No. 25 and, therefore, do not believe that our adoption of SFAS No. 148 has a material impact on our financial position and results of operations. The disclosure modifications required for interim periods are included in note 1 to the consolidated financial statements set forth in Part IV, Item 14, of this Annual Report on Form 10-K.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after

June 15, 2003. We have evaluated the provisions of FIN No. 46 and determined that we do not have any variable interest entities. Accordingly, our adoption of FIN No. 46 did not have a material impact on our financial position and results of operations.

Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying contract to conform to language used in FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. Our adoption of SFAS No. 149 did not have a material impact on our financial position, cash flows or results of operations.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 will become effective for financial instruments entered into or modified after May 31, 2003. Our adoption of SFAS No. 150 did not have a material impact on our financial position, cash flows or results of operations.

Liquidity and Capital Resources

Consolidated Statements of Cash Flows Highlights and Short-Term Investments (in millions):

	2003	2002	2001
Operating activities	$(4.8)	$(16.4)	$(18.8)
Investing activities	7.8	(0.6)	(18.2)
Financing activities	0.5	2.5	1.3

Net cash flows provided (used)	$3.5	$(14.5)	$(35.7)

Cash and cash equivalents at end of period	$7.8	$4.3	$18.8
Short-term investments	$19.3	$30.1	$30.1

We invest excess cash predominantly in fixed income securities that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than two years with the intent to make such funds readily available for operating purposes. We ended fiscal 2003 with $27,159,000 in cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments decreased by $7,272,000 or 21% during fiscal 2003 from $34,431,000 at July 31, 2002. Cash, cash equivalents and short-term investments decreased by $14,477,000 or 30% during fiscal 2002 from $48,908,000 at July 31, 2001.

Net cash used in operating activities primarily consists of net loss as adjusted for non-cash items, including purchased in-process research and development, restructuring charges, impairment of assets, provision for doubtful accounts, inventory reserves, depreciation and amortization, stock compensation and other non-cash items, and the effect of changes in working capital and other activities. Operating cash flow in fiscal 2003 comprised of $1,464,000 of net loss as adjusted for non-cash items and $3,345,000 of net change in working capital items, compared with $18,309,000 of net loss as adjusted for non-cash items and $1,864,000 of net change in working capital items in fiscal 2002, and $16,215,000 of net loss as adjusted for non-cash items and $2,554,000 of net change in working capital items in fiscal 2001.

Net accounts receivable increased by $2,460,000 to $5,469,000 at July 31, 2003, from $3,009,000 at July 31, 2002. The increase in accounts receivable during fiscal 2003 resulted from a significant fourth quarter revenue relative to the revenue from the corresponding period in fiscal 2002, as well as an increase in day sales outstanding to 67 for the fourth quarter of fiscal 2003 from 62 for the corresponding period of fiscal 2002. The fluctuation in day sales outstanding was primarily due to the timing of our billings and the prepayment of certain licensing and professional services revenue. Net accounts receivable decreased by $1,111,000 to $3,009,000 at July 31, 2002, from $4,120,000 at July 31, 2001. The decrease in accounts receivable during fiscal 2002 resulted from a decrease in fourth quarter revenue, partially offset by an increase in days sales outstanding to 62 for the fourth quarter of fiscal 2002 from 52 for the corresponding period of fiscal 2001.

Net cash provided by investing activities of $7,782,000 during fiscal 2003 resulted from the proceeds of $10,661,000 generated from the net sales of short-term investments, partially offset by payments of $2,428,000 made for acquisition of Starfish and asset purchase of Loudfire and capital expenditures of $451,000. Net cash used by investing activities of $590,000 during fiscal 2002, resulted from cash paid of $563,000 for capital expenditures and $305,000 for short and long-term investments, partially offset by a decrease of $278,000 in restricted cash. Net cash used in investing activities of $18,149,000 during fiscal 2001, resulted from $12,570,000 of cash paid for the asset purchases of Windward and SwiftTouch, $4,856,000 for capital expenditures and $1,250,000 for other long-term investments, partially offset by net sales of short term investments of $527,000.

Net cash provided by financing activities of $538,000 during fiscal 2003, resulted from the proceeds of $2,208,000 from issuances of common stock and $330,000 of note repayments from stockholders, partially offset by $2,000,000 repayment on borrowings from a line of credit that expired in September 2002. Net cash provided by financing activities of $2,526,000 during fiscal 2002, resulted primarily from $2,000,000 drawn from a line of credit and $1,138,000 of proceeds from issuance of common stock, partially offset by $310,000 for the issuance of a note by stockholder for the exercise of stock options and $302,000 for principal payments on borrowings. Net cash provided by financing activities of $1,318,000 during fiscal 2001 resulted primarily from $1,820,000 of proceeds from issuance of common stock, partially offset by $267,000 for principal payments on borrowings and a $235,000 loan to a related party.

Restructuring

In connection with our restructuring and cost reduction plans over the years, we used $1,769,000, $2,103,000 and $712,000 of cash from our working capital for severance costs associated with the reduction in our workforce and other costs associated with the consolidation of our excess facilities in fiscal 2003, 2002 and 2001, respectively. Future savings are anticipated to include approximately $2,300,000, primarily in operating expenses, each year for the next few years from our fiscal 2003 workforce reduction and $1,018,000, $620,000 and $205,000 in fiscal 2004, 2005 and 2006, respectively, in facility related expenditures. For additional information regarding the restructuring and cost reduction plans, refer to the discussions under the caption “Restructuring and Other Charges” set forth in Results of Operations above.

Acquisitions

During fiscal 2003, we paid $1,402,000, net of $277,000 cash acquired, and incurred acquisition costs of $152,000 for the stock purchase of Starfish. Also during fiscal 2003, we paid $1,000,000 and issued 134,445 shares of our common stock, as well as incurred acquisition costs of $100,000, for substantially all of the assets of Loudfire. Depending upon our revenues associated with sales of our products including certain technology of Loudfire during the 12 months following the closing of the asset purchase, we may be required to pay Loudfire additional consideration of up to $3,500,000 in cash or, at our election, shares of our common stock. During fiscal 2001, we paid $320,000 and issued 100,000 shares of our common stock for certain assets of SwiftTouch and paid $12,250,000 and issued 42,757 shares of our common stock to Vanteon for certain assets of Windward. All payments were made using cash from our working capital.

On September 17, 2003, we consummated the acquisition of substantially all of the assets of Spontaneous Technology, Inc. of Salt Lake City, Utah. Under the terms of the agreement, we issued a total of 1,093,676 shares of Pumatech’s common stock and assumed certain liabilities of Spontaneous Technology in the aggregate amount of $1,343,840. The shares were calculated using the average price of our common stock for ten consecutive trading days ended three business days prior the date of acquisition. We expect to incur a total of approximately $300,000 direct transaction costs. Additionally, depending upon our revenues associated with sales of our products including certain technology of Spontaneous Technology during the period ending September 30, 2004, we may be required to pay Spontaneous Technology additional consideration of up to $7,000,000 in shares of Pumatech’s common stock.

On September 15, 2003, we announced that we have entered into a definitive merger agreement dated September 14, 2003 to purchase all of the issued and outstanding stock of Synchrologic, Inc. headquartered in Alpharetta, Georgia. Under the terms of the agreement, each share of Synchrologic capital stock will be converted into the right to receive the number of shares (or the fraction of a share) of Pumatech common stock corresponding to the exchange ratio applicable to the class and series of Synchrologic capital stock being converted. The total number of shares of Pumatech common stock to be issued in the merger will be determined by dividing $60,000,000 by the average closing price of the shares of Pumatech common stock for the thirty consecutive trading days ending on the last complete trading day immediately preceding the closing date of the merger (which amount is subject to adjustment based on the transaction expenses incurred by Synchrologic in connection with the merger), provided that the number of shares of Pumatech common stock shares shall not exceed 19,800,000 or be fewer than 16,200,000 (in each case subject to adjustment based on the transaction expenses incurred by Synchrologic in connection with the merger). We will also assume certain liabilities equaling approximately $5,093,065 and incur direct transaction costs of approximately $650,000. Completion of the acquisition is subject to approval by our and Synchrologic’s shareholders, as well as customary regulatory approvals and other post-signing conditions. We anticipate completion of the transaction by the end of the calendar year 2003. A licensing agreement signed by both companies enables us to market and sell Synchrologic’s Mobile Suite platform immediately as our server-based synchronization solution for enterprise customers. Should the acquisition fail to occur, the licensing will continue through the end of the three-year term of the agreement.

For the next few quarters, we expect the Starfish acquisition and the asset purchase of Loudfire and Spontaneous Technology, as well as the new licensing agreement with Synchrologic, to bring modest improvement in our cash flows from operating activities with the realization of synergistic benefits and revenue opportunities.

Effects of Inflation

We believe that our financial results have not been significantly impacted by inflation and price changes during fiscal 2003, 2002 and 2001.

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

We have a full-recourse loan outstanding to an officer with a principal amount of approximately $310,000, exclusive of accrued interest, as of July 31, 2003. The loan carries an interest rate of 4.75% per annum and is payable on June 14, 2008. The due date may be accelerated due to a number of factors including, failure to make payments due under the note or termination of employment. The note is secured by shares of the common stock purchased.

Restricted Cash and Lines of Credit

We have restricted cash held by two financial institutions as collateral on letters of credit in connection with our lease of office spaces. Refer to the caption “Guarantees” below for further details.

We had a loan and security agreement that provided us a $10,000,000 revolving credit line. The outstanding balance of $2,000,000 at July 31, 2002 was fully paid using cash from our working capital on the date of the agreement’s expiration in September 2002. The line of credit was not renewed.

Commitments

The following table sets forth future payments, for which we anticipate using cash from operations, due under our lease obligations as of July 31, 2003 (in thousands):

	Operating Leases	Proceeds from Subleases	Future Minimum Lease Payments
Fiscal year ending July 31,
2004	$3,005	$(642)	$2,363
2005	2,559	(436)	2,123
2006	1,628	(18)	1,610

	$7,192	$(1,096)	$6,096

See “Acquisitions” above for a definitive agreement to acquire Synchrologic, Inc.

Guarantees

At July 31, 2003 and 2002, we had two letters of credit that collateralize certain operating lease obligations and total approximately $408,000. We collateralize these letters of credit with cash deposits made with some of our financial institutions and have classified the short-term and the long-term portions as “Other Current Assets” and “Restricted Cash,” respectively, in the consolidated balance sheets set forth in Part IV, Item 14, of this Annual Report on Form 10-K. Our landlords are able to draw on each respective letter of credit in the event that we are found to be in default of our obligations under each of our operating leases.

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

We accrue for warranty expenses at the time revenue is recognized and maintain a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs. In other instances, additional amounts are recorded when such costs are probable and can be reasonably estimated. The warranty accrual is reviewed at least quarterly. As of July 31, 2003, the warranty accrual was $200,000, which approximates the balance as of July 31, 2002.

Indemnification Obligations

On certain occasions, we provide to our customers intellectual property indemnification, subject to certain limitations, in our arrangements for our software products or services. Typically these obligations provide that we will indemnify, defend and hold the customers harmless against claims by third parties that our software products or services infringe upon the copyrights, trademarks, patents or trade secret rights of such third parties. As of July 31, 2003, no such claim has been made by any third party with regard to our software products or services. The liability reserve for indemnification obligations is not significant.

Section 145 of the Delaware General Corporation Law (“Delaware Law”) permits the indemnification of officers, directors, and other corporate agents under certain circumstances and subject to certain limitations. Our Certificate of Incorporation and Bylaws provide that we shall indemnify our directors, officers, employees, and agents to the full extent permitted by Delaware Law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. In addition, we have entered into separate indemnification agreements with our directors and officers which would require us, among other things, to indemnify them against certain liabilities which may arise by reason of their status or service (other than liabilities arising from willful misconduct of a culpable nature). These indemnification provisions may be sufficiently broad to permit indemnification of our officers and directors for liabilities (including reimbursement of expenses incurred) arising under the Securities Act of 1933, as amended. At present, there is no pending litigation or proceeding involving any of our director, officer, employee or other agent in which indemnification is being sought nor are we aware of any threatened litigation that may result in a claim for indemnification by any of our director, officer, employee or other agent.

We believe that our current cash, cash equivalents and short-term investment balances, including cash generated from operations, if any, will be sufficient to meet our working capital and other cash requirements for at least the next 12 months. We expect total capital expenditures for fiscal 2004 to range between $700,000 and $900,000, principally for phone, computer and other various system upgrades.

From time-to-time, we may consider additional acquisitions and a wide range of other business opportunities. Some of them may be unrelated to our current business activities and could require additional capital. In the future, we may require additional capital to fund any new acquisition, business opportunity or venture, as well as to fund future operating requirements. We may seek to raise cash through the issuance of debt or equity securities. There can be no assurance that such financing would be available to us at all, or on terms favorable to us.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including changes in interest rates, foreign currency fluctuations, equity price and market values of our investments, which could impact our results of operations and financial condition. We currently do not utilize derivative financial instruments to hedge such risks.

Interest Rate Risk

At July 31, 2003, we had an investment portfolio of mostly fixed income securities, including those classified as cash equivalents and securities available-for-sale, of $25,896,000. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of July 31, 2003, the decline of the fair value of the portfolio would be immaterial. We attempt to mitigate risk by holding our fixed income investments until maturity to avoid recognizing an adverse impact in income or cash flows in the event of an increase in market interest rates, but an increase in our liquidity needs may require us to sell fixed-rate securities prior to maturity.

The table below presents the carrying value (which approximates fair value) and related weighted average coupon interest rates for our investment portfolio at July 31, 2003 (in thousands, except interest rates).

	Carrying Amount	Average Coupon Interest Rate
Cash equivalents	$6,579	0.7%
Securities with maturity:
Due within one year or less	7,134	4.8%
Due after one year through two years	5,037	2.6%
Annuities, auction rate preferred stock and other, with no maturity	7,146	2.2%

Total portfolio	$25,896	2.6%

Foreign Currency Risk

To date, the majority of our recognized revenue, including international revenue, has been denominated in United States dollars, and our exposure to foreign currency exchange rates has been immaterial. We expect, however, that more product and service revenue may be derived from international markets and may be denominated in the currency of the applicable market in the future. As a result, our operating results may become subject to significant fluctuations based upon changes in exchange rates of certain currencies in relation to the United States dollar. We will also be exposed to increased risk of non-payment by our customers in foreign countries, especially those of highly inflationary economies. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products and services less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot be assured that exchange rate fluctuations will not adversely affect our financial results in the future.

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

Other Investment Risk

From time to time we invest in equity instruments of privately-held companies for business and strategic purposes. We regularly review the operating performance of the companies the carrying value of our investments. During fiscal 2003, for instance, we sold our limited partnership interest in a venture capital fund. The disposal of the interest allowed us to avoid commitments for further investments in equity instruments of various privately-held companies made through the venture capital fund, many of which we believe had not generated adequate returns. As a result, we recorded an impairment charge equal to the loss on sale of the interest in the venture capital fund. Although our investments in equity instruments of privately-held companies now amounted to an insignificant amount at July 31, 2003, we may continue to invest in such companies in the future. We will continue to assess the carrying values of such investments, however we cannot be assured that a decline in their values will not adversely affect our financial results in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated August 22, 2003, except as to Note 17, which is as of October 20, 2003, are hereby incorporated by reference to Part IV of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Based on their evaluation as of a date within 90 days prior to the filing date of this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that Pumatech’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed and effective to ensure that information required to be disclosed by Pumatech in reports that we file or submit under the Exchange Act is accumulated and communicated to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure.

Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the directors and executive officers of Pumatech is set forth in Part I, Item 1 of this Annual Report under the caption “Executive Officers and Directors of the Registrant.” Information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the definitive joint proxy statement/prospectus for Pumatech’s 2003 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this form (the “Proxy Statement”) under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Finance Code of Ethics

We have adopted the Code of Ethics for Principal Officers and Financial Professionals of Pumatech, Inc., a code of ethics that applies to our Chief Executive Officer, Chief Accounting Officer and other finance organization employees. The Code of Ethics for Principal Officers and Financial Professionals of Pumatech, Inc. is publicly available on our Website at www.pumatech.com. If we make any substantive amendments to this code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer or Chief Accounting Officer, we will disclose the nature of such amendment or waiver on that Website or in a report on Form 8-K.

Audit Committee Financial Expert

Our Board of Directors has determined that Michael J. Praisner, Director, is our Audit Committee Financial Expert, as defined under Section 407 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the Securities and Exchange Commission in furtherance of Section 407. Mr. Praisner is independent of our management. Other information regarding the Audit Committee is incorporated by reference to the Proxy Statement under the caption “Report of the Audit Committee of the Board of Directors.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the Proxy Statement under the caption “Executive Compensation and Other Matters.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the Proxy Statement under the caption “Stock Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to the Proxy Statement under the caption “Certain Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the Proxy Statement under the caption “Principal Accountant Fees and Services.”

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

The following consolidated financial statements of Pumatech, Inc. are filed as part of this Annual Report on Form 10-K:

•	Report of Independent Auditors (F-2)

•	Consolidated Balance Sheets at July 31, 2003 and 2002 (F-3)

•	Consolidated Statements of Operations for each of the three fiscal years in the period ended July 31, 2003 (F-4)

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for each of the three fiscal years in the period ended July 31, 2003 (F-5)

•	Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended July 31, 2003 (F-6)

•	Notes to Consolidated Financial Statements (F-7)

       2.  Supplemental Schedule

The following financial statement schedule of Pumatech is filed as part of this Annual Report on Form 10-K and should be read in conjunction with Pumatech’s Consolidated Financial Statements.

•	Schedule II—Valuation and Qualifying Accounts (F-41)

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

(b)  Reports on Form 8-K

Report on Form 8-K/A dated June 10, 2003, an amendment to the report Form 8-K filed on April 11, 2003 reporting Pumatech’s acquisition of all of the outstanding shares of capital stock of Starfish Software, Inc., a wholly-owned subsidiary of Motorola, Inc.

(c)  Exhibits

Exhibit Number		Exhibit Title

2.1	1	Asset Purchase Agreement by and among Puma Technology, Inc., dba Pumatech, Inc., Vanteon Corporation and The Windward Group dated October 18, 2000.

2.2	1	Product Acquisition Agreement between Puma Technology, Inc., dba Pumatech, Inc. and SwiftTouch Corporation dated November 7, 2000.

2.3	2	Stock Purchase Agreement between Pumatech, Inc. and Motorola, Inc. dated March 27, 2003.

2.4	3	Asset Purchase Agreement by and among Pumatech, Inc., Loudfire, Inc. and Craig Johnson. dated July 2, 2003.

2.5	3	First Amendment to the Asset Purchase Agreement by and among Pumatech, Inc., Loudfire, Inc. and Craig Johnson dated July 22, 2003.

2.6	4	Asset Purchase Agreement between Pumatech, Inc. and Spontaneous Technology, Inc. dated July 30, 2003 and Amendment No. 1 thereto dated September 17, 2003.

2.7	20	Agreement and Plan of Merger among Pumatech, Inc., Homerun Acquisition Corporation, and Synchrologic, Inc. dated September 14, 2003.

3.1	5	Certificate of Incorporation of Puma Technology, Inc., a Delaware corporation.

3.2	6	Amended and Restated Bylaws of Pumatech, Inc., a Delaware corporation.

3.3	7	Certificate of Amendment of Restated Certificate of Incorporation dated December 19, 2000.

3.4	8	Certificate of Amendment of Restated Certificate of Incorporation filed on October 18, 2002.

3.5	9	Certificate of designations of rights, preferences and privileges of Series A Participating Preferred Stock of Pumatech, Inc. dated January 15, 2003.

4.1	9

Preferred Shares Rights Agreement between Pumatech, Inc. and Computershare Investor Services LLC as Rights Agent dated January 13, 2003 (includes Form of Certificate of Designations of Series A Participating Preferred Stock, Form of Rights Certificate and Summary of Rights).

10.1*	10	Puma Technology, Inc. 1998 Employee Stock Purchase Plan, as amended through April 23, 2002.

10.2*	11	Form of notice of exercised used under Puma Technology, Inc. 1998 Employee Stock Purchase Plan.

10.3*	5	Form of Indemnity Agreement for directors and officers.

10.4*	12	ProxiNet 1997 Stock Plan.

10.5*	13	NetMind Technologies, Inc. 1997 Stock Plan.

10.6*	14	Puma Technology, Inc. 2000 Supplemental Stock Option Plan and Related Form of Non-statutory Stock Option Agreement initially established as of March 29, 2000 and as amended through August 22, 2000.

10.7*	15	Pumatech, Inc. Amended and Restated 1993 Stock Option Plan dated December 6, 2000.

10.8	16	Loan and Security Agreement dated March 29, 2001, by and between Imperial Bank and Pumatech, Inc.

10.9	17	Sublease Agreement dated as of February 4, 2002, between the Company and AlphaSmart, Inc.

10.10*	6	Separation Agreement dated as of June 21, 2002, between the Company and Bradley A. Rowe.

10.11*	6	Employment Agreement dated as of June 14, 2002, between the Company and Woodson M. Hobbs.

10.12*	6	Restricted Stock Option Agreement dated as of June 14, 2002, between the Company and Woodson M. Hobbs.

Exhibit Number		Exhibit Title

10.13*	6	$309,750 Promissory Note dated as of June 14, 2002, payable by Woodson M. Hobbs to Pumatech, Inc.

10.14*	6	Separation Agreement dated as of July 31, 2002, between the Company and Stephen Nicol.

10.15*	8	Pumatech, Inc. 2002 Stock Option Plan

10.16*	6	$235,000 promissory Note and Pledge Arrangement dated as of April 16, 2001, payable by Kelly Hicks to Pumatech, Inc.; and Amendment No. 1 dated as of April 16, 2002.

10.17*	20	Employment offer letter dated September 5, 2002, to Clyde Foster, Senior Vice President of Sales and Marketing.

10.18*	20	Employment offer letter dated March 21, 2003, to Mehdi Maghsoodnia, Senior Vice President of Products and Services.

10.20+	18	Distribution Agreement by and between Ingram Micro, Inc. and Puma Technology, Inc. dated as of July 14, 1997 and Addendum thereto dated January 30, 2001.

10.21	19	Software Consulting Agreement by and between Pumatech, Inc. and SoftVision Consulting dated October 1, 2002.

10.22+	20	Software License and Distribution Agreement by and between Synchrologic, Inc. and Pumatech, Inc., dated September 14, 2003.

10.23*	20	Change of Control Agreement with Clyde Foster, dated October 20, 2003.

10.24*	20	Change of Control Agreement with Mehdi Maghsoonia, dated October 20, 2003.

10.25*	20	Change of Control Agreement with J. Keith Kitchen, dated October 20, 2003.

10.26*	20	Compensation for Board Service and Change of Control Agreement for Michael M. Clair, dated October 20, 2003.

10.27*	20	Compensation for Board Service and Change of Control Agreement for Michael Praisner, dated October 20, 2003.

10.28*	20	Compensation for Board Service and Change of Control Agreement for Kirsten Berg-Painter, dated October 20, 2003.

21.1	20	Subsidiaries of the Registrant.

23.1	20	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1	20	Power of Attorney (reference page 71 of this Form 10-K).

31.1	20	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	20	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	20	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	20	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
+	Confidential treatment has been granted or requested for portions of this exhibit.
1	Incorporated by reference to the Company’s Report on Form S-3 filed on December 4, 2000.
2	Incorporated by reference to the Company’s Report on Form 8-K filed on April 11, 2003.
3	Incorporated by reference to the Company’s Report on Form 8-K filed on August 3, 2003.
4	Incorporated by reference to the Company’s Report on Form 8-K filed on October 2, 2003.

5	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-011445).
6	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2002 filed on October 17, 2002.
7	Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended January 31, 2001 filed on March 19, 2001.
8	Incorporated by reference to the Company’s Definitive Proxy Statement filed on October 18, 2002 for 2002 Annual Meeting of Stockholders.
9	Incorporated by reference to the Company’s Report on Form 8-A12G filed on January 15, 2003.
10	Incorporated by reference to the Company’s Report on Form S-8 filed on August 27, 2002.
11	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1999 filed on October 29, 1999.
12	Incorporated by reference to the Company’s Report on Form S-8 filed on November 1, 1999.
13	Incorporated by reference to the Company’s Report on Form S-8 filed on February 24, 2000.
14	Incorporated by reference to the Company’s Report on Form S-8 filed on October 27, 2000.
15	Incorporated by reference to the Company’s Report on Form S-8 filed on February 6, 2001.
16	Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended April 30, 2001 filed on June 16, 2001.
17	Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended April 30, 2002 filed on June 13, 2002.
18	Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2002 filed on December 16, 2002.
19	Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended April 30, 2003 filed on June 13, 2003.
20	Filed herewith.

(c)  Financial Statement Schedules.

Refer to Item 14 (a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, on this 21st day of October, 2003.

PUMATECH, INC.

Date: October 21, 2003	By:	/s/ J. KEITH KITCHEN
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ WOODSON HOBBS Woodson Hobbs	President, Chief Executive Officer and Director (Principal Executive Officer)	October 21, 2003

/s/ J. KEITH KITCHEN J. Keith Kitchen	Vice President of Finance and Administration and Chief Accounting Officer (Principal Financial and Accounting Officer)	October 21, 2003

/s/ MICHAEL M. CLAIR Michael M. Clair	Chairman of the Board	October 21, 2003

/s/ KIRSTEN BERG-PAINTER Kirsten Berg-Painter	Director	October 21, 2003

/s/ MICHAEL PRAISNER Michael Praisner	Director	October 21, 2003

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Pumatech, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Pumatech, Inc. and its subsidiaries at July 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the accompanying consolidated financial statements, effective August 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/  PRICEWATERHOUSECOOPERS LLP

San Jose, California

August 22, 2003,

except as to Note 17, which is as of October 20, 2003

PUMATECH, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per common share data)

	July 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$7,842	$4,331
Short-term investments	19,317	30,100
Accounts receivable, net	5,469	3,009
Inventories	113	76
Other current assets	882	1,020

Total current assets	33,623	38,536
Property and equipment, net	1,153	2,037
Goodwill	2,731	2,731
Other intangible assets, net	2,734	565
Restricted cash	296	352
Other assets	630	3,091

Total assets	$41,167	$47,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,619	$995
Accrued liabilities	3,816	4,764
Current portion of borrowings	—	2,000
Deferred revenue	2,015	2,678

Total current liabilities	8,450	10,437
Other liabilities	921	1,991

Total liabilities	9,371	12,428

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized and none issued and outstanding at July 31, 2003 and 2002	—	—
Common stock, $0.001 par value; 80,000 shares authorized; 47,753 and 45,851 shares issued and outstanding at July 31, 2003 and 2002	48	46
Additional paid-in capital	153,986	149,193
Receivable from stockholders	(112)	(330)
Deferred stock compensation	(459)	(226)
Accumulated deficit	(121,661)	(113,925)
Accumulated other comprehensive (loss) income	(6)	126

Total stockholders’ equity	31,796	34,884

Total liabilities and stockholders’ equity	$41,167	$47,312

The accompanying notes are an integral part of these consolidated financial statements.

PUMATECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per common share data)

	Year Ended July 31,
	2003	2002	2001
Revenue:
License	$19,169	$19,167	$32,027
Services	5,691	3,773	6,175

Total revenue	24,860	22,940	38,202

Cost of revenue:
Cost of license revenue	1,182	1,103	1,476
Cost of service revenue (includes non-cash stock compensation of $86, $5 and $8)	2,912	5,493	8,760

Total cost of revenue	4,094	6,596	10,236

Gross profit	20,766	16,344	27,966

Operating expenses:
Research and development (includes non-cash stock compensation of $99, $106 and $220)	7,389	15,179	23,723
Sales and marketing (includes non-cash stock compensation of $138, $35 and $596)	11,468	15,160	21,680
General and administrative (includes non-cash stock compensation of $1,419, $221 and $234)	5,793	4,904	6,120
In-process research and development	406	—	—
Amortization of goodwill	—	3,462	5,543
Amortization of other intangible assets	709	1,701	2,414
Restructuring and other charges	795	5,595	1,417
Impairment of assets	—	5,249	10,614

Total operating expenses	26,560	51,250	71,511

Operating loss	(5,794)	(34,906)	(43,545)

Other income (expense):
Interest income	811	1,436	3,791
Interest expense	(8)	(82)	(65)
Other, net	(65)	(214)	(382)
Other-than-temporary impairment of investments	(2,394)	(380)	(1,180)

Total other income (expense)	(1,656)	760	2,164

Loss before income taxes	(7,450)	(34,146)	(41,381)
Provision for income taxes	286	372	437

Net loss	$(7,736)	$(34,518)	$(41,818)

Basic and diluted net loss per common share	$(0.17)	$(0.77)	$(0.96)

Shares used in computing basic and diluted net loss per common share	46,222	44,712	43,729

The accompanying notes are an integral part of these consolidated financial statements.

PUMATECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands)

	Common Stock		Additional Paid-in Capital	Receivable From Stockholders	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity	Comprehensive Loss
	Shares	Amount
Balance at July 31, 2000	42,307	$42	$146,051	$(330)	$(3,114)	$(37,589)	$17	$105,077
Issuance of common stock upon exercise of options, net of repurchases	1,052	2	995	—	—	—	—	997	$—
Issuance of common stock under Employee Stock Purchase Plan	237	—	821	—	—	—	—	821	—
Exercise of warrants	138	—	2	—	—	—	—	2	—
Unrealized loss on securities available-for-sale	—	—	—	—	—	—	(184)	(184)	(184)
Realized loss on securities available-for-sale	—	—	—	—	—	—	340	340	340
Currency translation adjustment	—	—	—	—	—	—	(62)	(62)	(62)
Issuance of common stock in connection with acquisitions	805	1	1,572	—	—	—	—	1,573	—
Stock-based compensation on issuance of common stock	16	—	388	—	—	—	—	388	—
Reversal of stock-based compensation on termination of employees	—	—	(1,650)	—	1,650	—	—	—	—
Deferred compensation	—	—	300	—	(300)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	1,058	—	—	1,058	—
Net loss	—	—	—	—	—	(41,818)	—	(41,818)	(41,818)

Balance at July 31, 2001	44,555	45	148,479	(330)	(706)	(79,407)	111	68,192	$(41,724)

Issuance of common stock upon exercise of options, net of repurchases	156	1	128	—	—	—	—	129	$—
Issuance of common stock under Restricted Stock Option Plan	525	—	—	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	615	—	699	—	—	—	—	699	—
Unrealized gain on securities available-for-sale	—	—	—	—	—	—	24	24	24
Currency translation adjustment	—	—	—	—	—	—	(9)	(9)	(9)
Reversal of stock-based compensation on termination of employees	—	—	(59)	—	59	—	—	—	—
Recovery of deferred compensation, net	—	—	(54)	—	54	—	—	—	—
Amortization of deferred compensation	—	—	—	—	367	—	—	367	—
Net loss	—	—	—	—	—	(34,518)	—	(34,518)	(34,518)

Balance at July 31, 2002	45,851	46	149,193	(330)	(226)	(113,925)	126	34,884	$(34,503)

Issuance of common stock upon exercise of options	1,374	1	2,042	—	—	—	—	2,043	$—
Issuance of common stock under Employee Stock Purchase Plan	522	1	164	—	—	—	—	165	—
Unrealized loss on securities available-for-sale	—	—	—	—	—	—	(159)	(159)	(159)
Realized loss on securities available-for-sale	—	—	—	—	—	—	43	43	43
Currency translation adjustment	—	—	—	—	—	—	(16)	(16)	(16)
Issuance of common stock in connection with acquisitions	134	—	500	—	—	—	—	500	—
Cancellation of common stock in connection with Windward acquisition (Note 4)	(128)	—	—	—	—	—	—	—	—
Repayments by stockholders	—	—	—	330	—	—	—	330	—
Reclassification of vested common stock under Restricted Stock Option Plan (Note 6)	—	—	112	(112)	—	—	—	—	—
Reversal of stock-based compensation on termination of employees	—	—	(69)	—	69	—	—	—	—
Deferred compensation, net	—	—	2,044	—	(2,044)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	1,742	—	—	1,742	—
Net loss	—	—	—	—	—	(7,736)	—	(7,736)	(7,736)

Balance at July 31, 2003	47,753	$48	$153,986	$(112)	$(459)	$(121,661)	$(6)	$31,796	$(7,868)

The accompanying notes are an integral part of these consolidated financial statements.

PUMATECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended July 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(7,736)	$(34,518)	$(41,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Purchased in-process research and development	406	—	—
Restructuring and other charges	—	850	753
Impairment of assets	—	5,146	10,614
Other-than-temporary impairment of investments	2,394	380	1,180
Provision for (recovery) doubtful accounts	(273)	189	1,235
Write-off of excess research and development software and related assets	—	580	—
Uncollectible contractual payments (Note 4)	—	330	—
Inventory reserves	(21)	24	(60)
Depreciation and amortization	2,067	8,343	10,483
Non-cash stock compensation	1,742	367	1,058
Realized loss (gain) on sale of investment	(43)	—	340
Changes in assets and liabilities:
Accounts receivable	(1,556)	922	611
Inventories	(16)	133	62
Other current assets	302	869	14
Accounts payable	1,487	(1,546)	(60)
Accrued liabilities	(2,882)	1,795	198
Deferred revenue	(795)	(582)	(2,836)
Other assets and liabilities	115	273	(543)

Net cash used in operating activities	(4,809)	(16,445)	(18,769)

Cash flows from investing activities:
Purchase of property and equipment	(451)	(563)	(4,856)
Purchase of short term investments	(8,349)	(28,378)	(45,128)
Proceeds from the sales of short-term investments	9,625	9,175	20,149
Proceeds from the maturities of short-term investments	9,385	19,198	25,506
Decrease in restricted cash	—	278	—
Acquisitions, net of cash acquired	(2,428)	—	(12,570)
Other investments	—	(300)	(1,250)

Net cash provided by (used in) investing activities	7,782	(590)	(18,149)

Cash flows from financing activities:
Principal payments on borrowings	(2,000)	(302)	(267)
Proceeds from line of credit, net	—	2,000	—
Loan to related party	—	—	(235)
Note repayments from (advances to) stockholders	330	(310)	—
Proceeds from exercise of warrants	—	—	2
Proceeds upon exercise of stock options	2,043	439	997
Proceeds from ESPP shares issued	165	699	821

Net cash provided by financing activities	538	2,526	1,318

Effect of exchange rate changes on cash	—	3	(55)

Net decrease in cash and cash equivalents	(3,511)	(14,506)	(35,655)
Cash and cash equivalents at beginning of year	4,331	18,837	54,492

Cash and cash equivalents at end of year	$7,842	$4,331	$18,837

Supplemental disclosure of cash flow information:
Interest paid	$10	$84	$50

Income taxes paid	$331	$358	$351

Common stock issued in connection with business acquisition	$500	$—	$1,573

Net non-cash stock compensation	$2,044	$(54)	$300

Reversal of stock-based compensation on termination of employees	$(69)	$(59)	$(1,650)

The accompanying notes are an integral part of these consolidated financial statements.

PUMATECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    The Company and a Summary of its Significant Accounting Policies

The Company

Pumatech, Inc. (Pumatech or the “Company”) was incorporated in California on August 27, 1993 and was subsequently reincorporated in Delaware on November 27, 1996. The Company develops, markets and supports synchronization, mobile-application development, and mobile-application management/device management software that enables consumers, business professionals and information technology (IT) officers to extend the capabilities of enterprise groupware and vertical applications, handheld organizers/computers, Web-enabled cellular phones, pagers and other wireless or wireline personal communications platforms.

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows since inception. For the year ended July 31, 2003, the Company incurred a net loss of approximately $7,736,000 and negative cash flows from operations of approximately $4,784,000. The Company’s cash balances may decline further, although the Company believes that the effects of its strategic actions implemented to improve revenue as well as control costs along with existing cash resources will be adequate to fund its operations for at least the next 12 months. Failure to generate sufficient revenues or control spending could adversely affect the Company’s ability to achieve its business objectives.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The consolidated financial statements include the results of operations of all companies or assets recently acquired, including Starfish Software, Inc. and the assets purchased from Loudfire, Inc. since the date of pertinent acquisitions. All significant inter-company balances and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to the current presentation.

Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to provision for doubtful accounts, channel inventory and product returns, valuation of intangibles, investments and other long-lived assets, restructuring accruals, license and service revenue recognition and contingencies, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for taking judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

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

The Company currently sells its products directly to individuals, small businesses and corporations, to original equipment manufacturers (OEMs) and to distributors and value-added resellers in North America, Europe, the Asia-Pacific region, South America and Africa. Revenue from products distributed indirectly through major distributors and resellers is recognized at the time these distributors and resellers sold the products to their customers. Agreements with the Company’s major distributors and resellers contain specific product return privileges for stock rotation and obsolete products that are generally limited to contractual amounts. Reserves for estimated future returns. Product returns are recorded as a reduction of revenues. Accordingly, the Company has established a product returns reserve composed of 100% of product inventories held at the Company’s distribution partners, as well as an estimated amount for returns from customers of the distributors and other

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

resellers as a result of stock rotation and obsolete products, among others. Such reserves are based on historical product returns and inventory levels on a product by product basis; current inventory levels and sell through data on a product by product basis as reported by the Company’s major distributors worldwide, demand forecast by product in each of the principal geographic markets, which is impacted by the Company’s product release schedule, seasonal trends and analyses developed by the Company’s internal sales and marketing group; and general economic conditions.

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

Short Term Investments

The Company considers cash invested in highly liquid financial instruments with original maturities greater than three months to be short-term investments, which are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 requires the Company to classify debt and equity securities into one of three categories: held to maturity, trading or available-for-sale. As of July 31, 2003 and 2002, the Company’s short-term investments include commercial paper, corporate notes, certificates of deposit, auction rate preferred stock, and fixed-income annuities which are classified as held-to-maturity and valued using the amortized cost method which approximates market value due to short maturities of these instruments. Short-term investments also include United States government backed securities and equity securities, which are classified as available-for-sale and carried at fair value, with the unrealized gains and losses reported as a separate component of stockholders’ equity. Short-term investments predominantly have maturities of less than two years with the intent to make such funds readily available for operating purposes. Realized gains and losses on sales of investment securities are included in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Refer to Note 3 for more details on short-term investments. The Company monitors its investments for impairment by considering current factors including the economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary.

Inventories

Inventories consist principally of software and related documentation, which are stated at the lower of cost (first-in, first-out) or market.

Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. The Company defines establishment of technological feasibility at the point which product reaches beta (testing for errors and usability of interface). Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” if material. To date, all software development costs have been expensed as incurred.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Computer equipment and software are depreciated over three years; furniture and office equipment are depreciated over four years; and leasehold improvements are amortized over the estimated useful lives, or the term of the related leases, whichever is shorter. Repair and maintenance costs are charged to operations as incurred and major improvements are capitalized. The Company reviews the carrying amount of fixed assets and evaluates the remaining life and recoverability of such equipment in light of current market conditions. Upon disposal, the assets and related accumulated depreciation are removed from the Company’s accounts and resulting gains and losses are recorded in other, net.

The Company follows the provisions of the AICPA’s SOP No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” in determining the amount of developed in-house software costs to be capitalized. The Company applies the provisions of the Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue (EITF) No. 00-02 “Accounting for Website Development Costs” in determining the amount of Website development costs to be capitalized. These standards require capitalization of certain direct development costs associated with internal use software and Website development costs. Costs to be capitalized include internal and external direct project costs including, among others, payroll and labor, material, and services. These costs are being amortized over the estimated useful life. Costs incurred on new projects, projects in a preliminary phase and projects that contract negotiations have not begun, as well as maintenance, and training costs are charged to expense as incurred.

Business Combinations

SFAS No. 141, “Business Combinations,” provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. Accordingly, the Company’s recent acquisition of Starfish were accounted for using the guidance in SFAS No. 141.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price, including acquisition costs, of acquired businesses over the fair value of the identifiable net assets acquired and, through July 31, 2002, was amortized using the straight-line method over estimated useful lives ranging from three to five years. As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” amortization ceased on August 1, 2002. Goodwill is instead evaluated in terms of its fair value at least annually and any impairment recognized at that time.

Other intangible assets result from the application of the purchase method of accounting for the Company’s acquisitions and are composed of the unamortized identifiable assets including acquired developed technology, patents, trademarks, customer base, covenant not-to-compete and customer contracts. Developed technology, patents and customer base are amortized over the period of benefit, generally four years. Trademarks are amortized over the period of benefit of three years. Covenant not-to-compete and customer contracts are amortized over the period of benefit of the respective covenant or contracts, ranging from nine months to two years.

Refer to Note 5 for more details on goodwill and other intangible assets.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. The Company assesses the recoverability of its long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting the Company’s average cost of capital.

The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The Company has one reporting unit and estimates the unit’s fair value using the present value of expected future cash flows. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

Long-Term Investments

Long-term investments that are not represented by marketable securities are carried at cost less write-downs for declines in value that are judged to be other-than-temporary. Dividends are recorded in other, net, when received.

Restricted Cash

Restricted cash represents cash held by financial institutions as collateral on letters of credit in connection with the Company’s lease of office spaces. Restricted cash was $296,000 and $352,000, net of current portion of $112,000 and $56, at July 31, 2003 and 2002, respectively. The short-term and the long-term portions of the restricted cash are classified as “Other Current Assets” and “Restricted Cash,” respectively, in the consolidated balance sheets.

Advertising Expense

The Company accrues for co-operative advertising as a reduction of revenue as the related revenue is earned. Other advertising costs, approximately $626,000, $1,546,000 and $2,274,000 for fiscal 2003, 2002 and 2001, respectively, are charged to sales and marketing expense as incurred .

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

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, investments and trade accounts receivable. The Company places its cash, cash equivalents and short-term investments primarily in money market accounts, commercial paper, corporate notes, certificates of deposit, fixed-income annuities, government notes and bonds and auction rate preferred stock. At July 31, 2003, the Company held its depository accounts with three financial institutions in the United States, three financial institutions in Japan, and three financial institutions in other parts of the world. Deposits with these institutions may exceed the amount of insurance provided on such deposits. The Company has not historically experienced any losses on deposits held at these institutions. The Company, by policy, limits the amount of credit exposure for cash equivalents and investments to any one issuer.

Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. One customer, Ingram Micro US, a major distributor of the Company, accounted for 11%, 18% and 26% of accounts receivable at July 31, 2003, 2002 and 2001, respectively. Ingram Micro US also accounted for 10%, 17% and 14% of the Company’s total revenue during fiscal 2003, 2002 and 2001, respectively. No other distributors or resellers accounted for more than 10% of total revenue during these periods. In accordance with the Company’s revenue recognition policy, such revenue from a major distributor represents revenue recognized at the time the Company’s products were sold to end-user customers. No end-user customers, direct or through distributors and resellers, accounted for more than 10% of total revenue during the same periods.

The Company’s sales are generally denominated in United States dollars. The Company does not undertake any foreign currency hedging activities.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

Fair Value Of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, borrowings and notes receivable from stockholders approximate their respective fair values because of the short-term maturity of these items. Based on the borrowing rates available for the Company’s loan with similar terms, the carrying values of the borrowings approximate fair value.

Stock-Based Compensation

The Company accounts for non-cash stock-based employee compensation using the intrinsic method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees and Related Interpretations,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosures.” Stock and other equity instruments issued to non-employees is accounted for in accordance with SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services” and valued using the Black Scholes model. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in FASB Interpretation (FIN) No. 28.

If compensation cost for the Company’s stock plans had been determined consistent with SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company’s net loss and loss per common share would have been adjusted to the pro-forma amounts indicated below (in thousands, except per common share data):

	Year Ended July 31,
	2003	2002	2001
Net loss as reported	$(7,736)	$(34,518)	$(41,818)
Add: Stock-based employee compensation expense included in reported net loss	1,742	367	1,057
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(1,058)	(255)	(127)

Pro forma net loss	$(7,052)	$(34,406)	$(40,888)

Basic and diluted net loss per common share as reported	$(0.17)	$(0.77)	$(0.96)

Basic and diluted pro forma net loss per common share	$(0.15)	$(0.77)	$(0.94)

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plans			Employee Stock Purchase Plan
	Year Ended July 31,			Year Ended July 31,
	2003	2002	2001	2003	2002	2001
Option life (in years)	3.4	3.9	2.3	0.5	0.5	1.0
Risk-free interest rate	2.34%	3.27%	4.37%	1.22%	3.07%	5.93%
Stock price volatility	132%	120%	118%	131%	119%	82%
Dividend yield	—	—	—	—	—	—

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

The following is a summary of weighted-average grant date fair values:

	Weighted-Average Grant Date Fair Value
	Year Ended July 31,
	2003	2002	2001
Options granted under Stock Option Plans	$0.90	$0.56	$3.63
Shares granted under the Stock Purchase Plan	$0.30	$1.01	$2.01

Guarantees

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Guarantees of Indebtedness of Others.” FIN No. 45 addresses the disclosures to be made by a company in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the Company’s year-end, and the disclosure requirements are effective for financial statements of interim or annual periods that end after December 15, 2002. The Company’s adoption of FIN No. 45 did not have a material impact on its financial position or results of operations. Refer to Note 9 for information on the Company’s guarantees and warranty provisions.

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

Note 2    Recently Issued Accounting Pronouncements

Accounting for Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The effect on adoption of SFAS No. 146 changes on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. The Company adopted SFAS No. 146 effective January 1, 2003. The adoption did not have a material effect on the Company’s financial position or results of operations.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

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

Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149(1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying contract to conform to language used in FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. The Company’s adoption of SFAS No. 149 did not have a material impact on its financial position, cash flows or results of operations.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 will become effective for financial instruments entered into or modified after May 31, 2003. The Company’s adoption of SFAS No. 150 did not have a material impact on its financial position, cash flows or results of operations.

Note 3    Balance Sheet Components

Cash equivalents and short-term investments consist of the following (in thousands):

	July 31, 2003
	Gross Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Cash equivalents
Commercial paper	$998	$—	$—	$998
Government notes and bonds	1,539	—	—	1,539
Money market funds	4,042	—	—	4,042

	$6,579	$—	$—	$6,579

Short term investments
Corporate notes	$515	$—	$—	$515
Certificate of deposit	101	—	—	101
Fixed income annuities	4,241	—	—	4,241
Government notes and bonds	11,487	68	—	11,555
Auction rate preferred stock	2,900	—	—	2,900
Other	2	3	—	5

	$19,246	$71	$—	$19,317

	July 31, 2002
	Gross Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Cash equivalents
Commercial paper	$1,067	$—	$—	$1,067
Government notes and bonds	1,815	—	—	1,815
Money market funds	686	—	—	686

	$3,568	$—	$—	$3,568

Short term investments
Commercial paper	$2,093	$—	$—	$2,093
Corporate notes	1,865	—	—	1,865
Certificate of deposit	101	—	—	101
Fixed income annuities	4,116	—	—	4,116
Government notes and bonds	18,148	196	—	18,344
Auction rate preferred stock	3,500	—	—	3,500
Other	90	—	(9)	81

	$29,913	$196	$(9)	$30,100

The realized gain on sales of securities was $43 and zero for fiscal 2003 and 2002, respectively. The realized loss on sales of securities was $340,000 for fiscal 2001.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

The estimated fair value of cash equivalents and short-term investments classified by date of contractual maturity at July 31, 2003, are as follows (in thousands):

Due within one year or less	$13,713
Due after one year through two years	5,037
No maturity dates	7,146

$25,896

Accounts receivable, net, consist of the following (in thousands):

	July 31,
	2003	2002
Accounts receivable	$5,809	$3,734
Less: Provision for doubtful accounts	(340)	(725)

Accounts receivable, net	$5,469	$3,009

Inventories consist of the following (in thousands):

	July 31,
	2003	2002
Raw materials	$61	$47
Finished goods and work-in-process	52	29

Inventories	$113	$76

Property and equipment, net, consist of the following (in thousands):

	July 31,
	2003	2002
Computer equipment and software	$4,895	$4,489
Furniture and office equipment	1,511	1,474
Leasehold improvements	792	774

	7,198	6,737
Less: Accumulated depreciation and amortization	(6,045)	(4,700)

Property and equipment, net	$1,153	$2,037

At July 31, 2003 and 2002, the Company had no equipment under capital lease. The depreciation expense for fiscal years 2003, 2002 and 2001 was $1,358,000, $3,180,000 and $2,685,000, respectively.

Other assets consist of the following (in thousands):

	July 31,
	2003	2002
Long-term deposits	$323	$329
Notes receivable (Note 6)	198	310
Investments	2	2,422
Other long-term assets	107	30

Other assets	$630	$3,091

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

The Company regularly reviews the operating performance of its investments in assessing their carrying values. The Company identifies and records impairment losses when events and circumstances indicate that such investments might be impaired.

During fiscal 2003, the Company marketed its investment for the disposal of its limited partnership interest in Azure Venture Partners, LLP, a venture capital fund. The disposal of the interest allowed the Company to avoid commitments for further investments in equity instruments of various privately-held companies made through Azure, many of which had not generated adequate returns. In addition, the disposal is in line with the Company’s strategy of focusing resources and efforts more on its core operations. Consequently, the Company recorded an other-than-temporary impairment charge of $2,394,000. Total proceeds of $75,000 from the sale of the interest were received in May 2003, which approximated the carrying value of the investment after the writedown.

During fiscal 2002, the Company recorded a charge for an other-than-temporary impairment of investments of approximately $380,000 related to the Company’s pro-rata share of net loss realized by Azure on sale or liquidation of certain investments.

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

Accrued liabilities consist of the following (in thousands):

	July 31,
	2003	2002
Payroll related accruals	$1,174	$1,113
Restructuring accruals, current portion	1,122	1,544
Deferred rent	537	513
Other accrued liabilities	983	1,594

Accrued liabilities	$3,816	$4,764

Other liabilities consist of the following (in thousands):

	July 31,
	2003	2002
Restructuring liabilities, long-term portion	$644	$1,575
Other long-term liabilities	277	416

Other liabilities	$921	$1,991

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

Note 4    Acquisitions

The Company acquired substantially all of the assets of Loudfire, Inc. and the capital stock of Starfish Software, Inc. during fiscal 2003. The Loudfire acquisition has been accounted for as an asset purchase and the Starfish transaction was accounted for as required by SFAS No. 141, “Business Combinations” which is effective for all acquisitions after June 30, 2001.

Loudfire, Inc.

In July 2003, the Company signed and closed an agreement to acquire substantially all of the assets of Loudfire, Inc. of Tulsa, Oklahoma, developer of LoudPC™ software (recently rebranded and repackaged and now called “Intellisync goAnywhere”). Intellisync goAnywhere allows anyone with an Internet browser or Web-enabled phone to enjoy real-time access to email and PIM (personal information management) data located in either Microsoft Outlook or Outlook Express. The product also provides secure access to pre-specified files residing on a host PC. Under the terms of the asset purchase agreement, the Company paid $1,000,000 in cash and issued $500,000 worth of shares of the Company’s common stock. The 134,445 shares issued were calculated using the average price of the Company’s common stock for a ten-day period ended three business days prior the date of acquisition. Additionally, depending upon the Company’s revenues associated with sales of its products including certain technology of Loudfire during the 12 months following the closing of the asset purchase, the Company may be required to pay Loudfire additional consideration of up to $3,500,000 in cash or, at the Company’s election, shares of its common stock.

The Loudfire acquisition has been accounted for as an asset purchase. The consolidated financial statements include the results of operations of Loudfire since the date of acquisition. The initial purchase price of $1,600,000 (including acquisition costs of $100,000) was assigned to the fair value of the assets acquired, including the following (in thousands):

Developed technology	$1,308
Customer base	153
Covenant not-to-compete	100
Customer contracts	39

$1,600

The intangible assets acquired are amortized using the straight-line method over the estimated useful life of the assets ranging from nine months to four years.

Starfish Software, Inc.

In March 2003, the Company signed and closed a purchase agreement with Motorola, Inc. of Schaumburg, Illinois to acquire all of capital stock of Starfish Software, Inc., a wholly owned subsidiary of Motorola headquartered in Scotts Valley, California. Starfish is a provider of end-to-end mobile infrastructure solutions based on integrated platforms composed of server, desktop and device software for mobile data synchronization, wireless connectivity and device management. Under the terms of the stock purchase agreement, the Company initially paid a total of $1,501,000 in cash, subject to further adjustment based on actual working capital as of the closing date. The Company further paid $178,000 based on subsequent adjustments made to Starfish’s working capital.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

The Starfish acquisition has been accounted for as a purchase business combination. The consolidated financial statements include the results of operations of Starfish since the date of acquisition. The purchase price of $1,831,000 (including acquisition costs of $152,000) was assigned to the fair value of the assets acquired, including the following (in thousands):

Tangible assets acquired	$1,133
Liabilities assumed	(986)
In-process research and development	406
Developed technology	675
Patents	202
Trademarks	52
Customer base	278
Existing contracts	71

$1,831

Of the total purchase price, $1,278,000 was allocated to amortizable intangibles included in the above list. The amortizable intangible assets are being amortized using the straight-line method over the estimated useful life of the respective assets of nine months to four years.

As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use. Accordingly, the Company expensed the in-process research and development at the date of the acquisition.

The amount of the purchase price allocated to in process-research and technology was based on established valuation techniques used in high-technology computer software industry. The fair value assigned to the acquired in-process research and development was determined using the income approach, which discounts expected future cash flows to present value. The key assumptions used in the valuation include, among others, expected completion date of the in-process projects identified as of the acquisition date, estimated costs to complete the projects, revenue contributions and expense projections assuming the resulting product have entered the market, and discount rate based on the risks associated with the development life cycle of the in-process technology acquired. The discount rate used in the present value calculations are normally obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates. The Company assumes the pricing model for the resulting product of the acquired in process research and technology to be standard within its industry. The Company, however, did not take into consideration any consequential amount of expense reductions from integrating the acquired in-process technology with other existing in-process or completed technology. Therefore, the valuation assumptions do not include significant anticipated cost savings.

The key assumptions underlying the valuation of acquired in-process research and development from Starfish are as follows (in thousands):

Project name: Mercury platform technology

Percent completed as of acquisition date: 70%

Estimated costs to complete technology at acquisition date: $375,000

Risk-adjusted discount rate: 30%

First period expected revenue: calendar year 2004

Subsequent to the acquisition of Starfish, there have been no significant developments related to the current status of the acquired in-process research and development project that would result in material changes to the assumptions.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

SwiftTouch Corporation

In November 2000, the Company signed and closed an asset purchase agreement to acquire certain intellectual property and other assets of SwiftTouch Corporation of Bedford, Massachusetts, a provider of Web-based Universal Access Solutions. Under the terms of the asset purchase agreement, the Company paid $320,000 in cash and issued 100,000 shares of the Company’s common stock. The shares were valued at approximately $1,368,000, using the average price of the Company’s common stock, net of a 2.5% discount, for the period ended around the date of acquisition.

The SwiftTouch acquisition was accounted for as an asset purchase. The consolidated financial statements include the results of operations of SwiftTouch since the date of acquisition. The total purchase price of approximately $1,688,000 was assigned to the fair value of the assets acquired, including the following (in thousands):

Tangible assets acquired	$20
Developed technology	1,518
Acquired workforce-in-place	50
Goodwill	100

$1,688

The intangible assets acquired were originally amortized using the straight-line method over the estimated useful life of the assets ranging from 18 months to five years. During fiscal 2001, the Company recorded a write-down of the above goodwill and identifiable intangibles due to impairment. Refer to Note 13.

The Windward Group

In October 2000, the Company signed and closed an asset purchase agreement with Vanteon Corporation of Rochester, New York to acquire certain assets and assume certain liabilities of The Windward Group, a wholly owned subsidiary of Vanteon headquartered in Los Gatos, California. Windward is a professional services company specializing in creating consumer and enterprise solutions that combine mobile, wireless, desktop, Internet and database technology. Under the terms of the asset purchase agreement, the Company paid $12,250,000 in cash and placed 171,026 shares of Pumatech common stock in escrow. These shares were to be valued upon release from escrow based on the fair value of the common stock on the release date and as a result, the amount of goodwill arising from the transaction would increase upon release of these shares. The shares were to be released in equal installments to Vanteon based on the achievement of quarterly performance milestones through the first quarter of fiscal 2002. The performance milestones set for the second quarter of fiscal year 2001 were met and therefore 42,757 shares, valued at approximately $204,000, were released for the quarter ended January 31, 2001. During fiscal 2003, the remaining shares of 128,269 were released from escrow and cancelled as the Company determined that the performance milestones set for the other quarters were not met. The agreement also provided for a rent reimbursement from Vanteon for the Los Gatos facility over the remaining term of the related lease which has been assumed by the Company. Approximately $611,000, representing the present value of the rent reimbursement, was treated as a reduction of the purchase price.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

The Windward acquisition was accounted for as an asset purchase. The consolidated financial statements include the results of operations of Windward since the date of acquisition. The total purchase price of approximately $12,234,000 (including liabilities of $191,000, acquisition costs of $200,000, and shares released from escrow of $204,000) was assigned to the fair value of net assets acquired, including the following (in thousands):

Tangible assets acquired, net	$406
Customer contracts	200
Acquired workforce-in-place	1,281
Goodwill	10,347

$12,234

The goodwill and the acquired workforce-in-place, through July 31, 2002, were amortized using the straight-line method over the estimated useful life of 18 months to five years. In accordance with SFAS No. 142, the amortization of the carrying value of the goodwill and the acquired workforce-in-place ceased on August 1, 2002. The other intangible assets acquired were amortized using the straight-line method over the estimated useful life of the assets of four months. During fiscal 2001, the Company recorded an impairment write-down of the above goodwill due to impairment. Refer to Note 13.

The Company determined that the balance of rent reimbursement, contractual payments from Vanteon, as of July 31, 2002 of $330,000 was uncollectible. The Company, therefore, recorded a provision to reserve the full amount of the receivable in fiscal 2002. In fiscal 2003, the Company recovered $60,000 of the previously reserved receivable and recorded it as a credit to general and administrative expense in the consolidated statements of operations for the year ended July 31, 2003.

Pro Forma Results

The following unaudited pro-forma consolidated financial information reflects the results of operations for fiscal 2003 and 2002, as if Starfish acquisition had occurred on August 1, 2001 and after giving effect to purchase accounting adjustments. Loudfire’s results of operations have been excluded from the pro forma financial information as amounts are considered immaterial to the Company. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions in aggregate actually taken place on August 1, 2001. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operation (in thousands, except per share data):

	Year Ended July 31
	2003	2002
Pro forma revenue	$27,727	$31,946

Pro forma net loss	$(15,058)	$(43,756)

Pro forma basic and diluted net loss per common share	$(0.33)	$(0.98)

Note 5    Goodwill and Other Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective August 1, 2002 which established new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets no

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

longer be amortized and be tested for impairment at least annually and written down only when impaired. The Company performs the annual impairment tests in the fourth quarter of each fiscal year. In connection with the adoption of this standard, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of August 1, 2002. Pumatech currently operates in one reportable segment, which is also the only reporting unit for purposes of SFAS No. 142. Since the Company currently only has one reporting unit, all of the goodwill has been assigned to the enterprise as a whole. The Company measures impairment of goodwill and certain other intangible assets primarily using the present value of expected future cash flows. Accordingly, upon its adoption of the new standard, the Company ceased to amortize its existing goodwill, totaling $2,731,000. The Company also completed the transitional impairment test and annual impairment review in January and July 2003, respectively, with the assistance of a third party consultant and did not identify any impairment.

The following table presents the impact of the goodwill non-amortization provision of SFAS No. 142 on net loss and net loss per common share had the standard been in effect since the beginning of fiscal 2001 (in thousands, except per-share amounts):

	Year Ended July 31,
	2003	2002	2001
Net loss as reported	$(7,736)	$(34,518)	$(41,818)

Adjustments:
Amortization of goodwill	—	2,727	4,430
Amortization of acquired workforce-in-place	—	735	1,113

Total adjustments	—	3,462	5,543

Net loss as adjusted	$(7,736)	$(31,056)	$(36,275)

Basic and diluted net loss per common share as reported	$(0.17)	$(0.77)	$(0.96)

Adjustments:
Amortization of goodwill	—	0.06	0.10
Amortization of acquired workforce-in-place	—	0.02	0.03

Total adjustments	—	0.08	0.13

Basic and diluted net loss per common share as adjusted	$(0.17)	$(0.69)	$(0.83)

Other intangible assets, net, consist of the following (in thousands, except weighted average useful life):

	Weighted Average Useful Life	July 31, 2003			July 31, 2002
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	4 years	$7,900	$(5,980)	$1,920	$5,917	$(5,352)	$565
Patents	4 years	202	(17)	185	—	—	—
Trademarks	3 years	52	(6)	46	—	—	—
Customer base	4 years	431	(25)	406	—	—	—
Covenant not-to-compete	2 years	100	(1)	99	—	—	—
Existing contracts	9 months	310	(232)	78	200	(200)	—

		$8,995	$(6,261)	$2,734	$6,117	$(5,552)	$565

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

Other intangibles as of July 31, 2003 include a total of approximately $1,278,000 amortizable identifiable intangibles obtained from the Company’s acquisition of Starfish on March 27, 2003, and $1,600,000 amortizable identifiable intangibles obtained from the Company’s asset purchase of Loudfire. Refer to Note 4 for more details on the acquisitions.

The amortization of other intangible assets for fiscal 2003, 2002 and 2001 amounted to $709,000, $1,701,000 and $2,414,000, respectively, exclusive of zero, $258,000 and $1,074,000 of impairment charges. Refer to Note 13 for more information on the impairment of certain intangibles. Of the total amortization of other intangible assets, $628,000, $1,701,000 and $2,214,000 relate to developed technology for fiscal 2003, 2002 and 2001, respectively. The Company continues to amortize other intangible assets and is required to review such assets for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” reassess their useful lives and make any necessary adjustments. Based on acquisitions completed as of July 31, 2003, the estimated future amortization expense of other intangible assets is as follows (in thousands):

Fiscal year ending July 31,
2004	$781
2005	739
2006	666
2007	548

$2,734

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

The Company has a full-recourse loan outstanding to an officer with a principal amount of approximately $310,000, exclusive of accrued interest, as of January 31, 2003. The loan carries an interest rate of 4.75% per annum and is payable on June 14, 2008. The due date may be accelerated due to a number of factors including, failure to make payments due under the note or termination of employment. The note is secured by shares of the common stock purchased. Due to the non-substantive nature of the exercise of the related stock option, the Company recorded the associated note receivable and other long-term liability in the consolidated balance sheets as of July 31, 2003 and 2002 of approximately $198,000 and $310,000, respectively, for the underlying principal amount of the loan relating to unvested shares. The amount relating to vested shares of $112,000 and zero were reclassified to the equity section of the consolidated balance sheets.

In fiscal 2002, the Company recorded accruals of approximately $257,000 related to separation agreements with its former president and chief executive officer, and its former executive vice president of sales and business development. In accordance with the agreements, the accrued amounts were paid over the 6-month period following the officers’ termination. Approximately $219,000 and $38,000 were paid in cash during fiscal 2003 and 2002, respectively. None of the accruals remained unpaid as of July 31, 2003.

Two previously outstanding promissory notes as of July 31, 2002 of $315,000 and $15,000, used by certain former officers of the Company to purchase shares of Pumatech’s common stock, were fully paid off, together with the accrued interest, during fiscal 2003.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

Note 7    Line of Credit Agreement

The Company had a loan and security agreement that provided a $10,000,000 revolving credit line. The outstanding balance of $2,000,000 at July 31, 2002 was fully paid on the date of the agreement’s expiration in September 2002. The line of credit was not renewed.

Note 8    Employee 401(k) Plan

The Company has adopted a plan to provide retirement and incidental benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 70% of their annual compensation, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches 50% of employee contributions up to a maximum of $1,500 per year per person. Employee contributions vest immediately, whereas Company matching contributions vest at a rate of 25% per year after first year of employment. At the direction of each employee participant, the trustee of the 401(k) plan invests the contributions to the 401(k) plan in selected investment options. The Company’s matching contributions to the 401(k) plan were approximately $119,000, $286,000 and $151,000 in fiscal 2003, 2002 and 2001, respectively.

Note 9    Commitments and Contingencies

The Company leases its facilities under operating leases that expire at various dates through June 2006. The leases provide for escalating lease payments.

Future minimum lease payments at July 31, 2003, were as follows (in thousands):

	Operating Leases	Proceeds from Subleases	Future Minimum Lease Payments
Fiscal year ending July 31,
2004	$3,005	$(642)	$2,363
2005	2,559	(436)	2,123
2006	1,628	(18)	1,610

	$7,192	$(1,096)	$6,096

Total rent expense was approximately $827,000, $1,688,000 and $2,212,000 for fiscal 2003, 2002 and 2001, respectively.

Guarantees

At July 31, 2003 and 2002, the Company had two letters of credit that collateralize certain operating lease obligations and total approximately $408,000. The Company collateralizes these letters of credit with cash deposits made with some of its financial institutions and has classified the short-term and the long-term portions as “Other Current Assets” and “Restricted Cash,” respectively, in the consolidated balance sheets. The Company’s landlords are able to draw on each respective letter of credit in the event that the Company is found to be in default of its obligations under each of its operating leases.

Warranties

The Company generally provides a warranty for its software products and services to its customers for a period of 90 days. The Company’s software products’ media are generally warrantied to be free of defects in materials and workmanship under normal use and the products are also generally warrantied to substantially

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

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

The Company accrues for warranty expenses at the time revenue is recognized and maintains a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs. In other instances, additional amounts are recorded when such costs are probable and can be reasonably estimated. The warranty accrual is reviewed at least quarterly. As of July 31, 2003, the warranty accrual was $200,000, which approximates the balance as of July 31, 2002.

Indemnification Obligations

On certain occasions, the Company provides to its customers intellectual property indemnification, subject to certain limitations, in its arrangements for the Company’s software products or services. Typically these obligations provide that the Company will indemnify, defend and hold the customers harmless against claims by third parties that its software products or services infringe upon the copyrights, trademarks, patents or trade secret rights of such third parties. As of July 31, 2003, no such claim has been made by any third party with regard to the Company’s software products or services. The liability reserve for indemnification obligations is not significant.

Section 145 of the Delaware General Corporation Law (“Delaware Law”) permits the indemnification of officers, directors, and other corporate agents under certain circumstances and subject to certain limitations. The Company’s Certificate of Incorporation and Bylaws provide that the Company shall indemnify its directors, officers, employees, and agents to the full extent permitted by Delaware Law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. In addition, the Company has entered into separate indemnification agreements with its directors and officers which would require the Company, among other things, to indemnify them against certain liabilities which may arise by reason of their status or service (other than liabilities arising from willful misconduct of a culpable nature). These indemnification provisions may be sufficiently broad to permit indemnification of the Company’s officers and directors for liabilities (including reimbursement of expenses incurred) arising under the Securities Act of 1933, as amended. At present, there is no pending litigation or proceeding involving a director, officer, employee or other agent of the Company in which indemnification is being sought nor is the Company aware of any threatened litigation that may result in a claim for indemnification by any director, officer, employee or other agent of the Company.

Litigation

On December 5, 2002, the Company filed a patent infringement suit against Synchrologic, Inc. in the United States District Court for the Northern District of California, alleging that Synchrologic’s server and desktop products infringe on six of Pumatech’s synchronization-related patents. Refer to Note 17 for subsequent events.

On April 19, 2002, the Company filed a patent infringement suit against Extended Systems, Inc. in the United States District Court for the Northern District of California (the “Court”). The Company alleged that Extended Systems’ server and desktop products infringe on seven of its synchronization-related patents. The Company seeks an injunction against future sales of Extended Systems’ infringing server and desktop products, as well as monetary damages for past sales of the infringing products. The Company further alleged that Extended Systems’ infringement of the eight synchronization patents was willful and deliberate, entitling the

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

Company to an award of treble damages, costs and reasonable attorneys’ fees. On May 28, 2002, the Company filed an amended complaint in the lawsuit, adding claims of trademark infringement, unfair competition and interference with contract, all in connection with Extended Systems’ use of Satellite Forms® trademark. On December 11, 2002, the Company again amended its complaint to add another claim for infringement of an eighth synchronization-related patent. Extended Systems has denied the Company’s charges, raised a number of affirmative defenses to the Company’s claims, and requested a declaration from the Court that the Company’s eight patents are invalid and not infringed. The Company believes that its patent infringement claims have merit and intends to pursue those claims vigorously. Refer to Note 17 for an update on the litigation against Extended Systems.

During fiscal 2002, Navisite, Inc., a company that formerly provided certain Web site hosting and related services to the Company, alleged that the Company improperly terminated a service agreement with and was thereby indebted to Navisite. The Company reached a settlement with Navisite and paid a total of $350,000, inclusive of fees for the services previously provided, during fiscal 2003. The total amount of the settlement was not significantly different from the established loss contingency reserve.

The Company is also involved in various litigation and claims arising in the normal course of business. In management’s opinion, these matters are not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

Note 10    Stockholder Rights Plan

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

Note 11    Stockholders’ Equity

Preferred Stock

The Company has authorized 2,000,000 shares of preferred stock, par value $0.001 per common share. The Company’s Board of Directors has authority to provide for the issuance of the shares of preferred stock in series, to establish from time-to-time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof, without any further vote or action by the shareholders. As of July 31, 2003 and 2002, no shares of preferred stock have been issued.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

Common Stock

The Company has authorized 80,000,000 shares of common stock, par value $.001 per common share. As of July 31, 2003 and 2002, 47,752,650 and 45,850,662, respectively, shares of common stock have been issued.

Stock Option Plans

In October 1993, the Board of Directors and stockholders adopted the 1993 Stock Option Plan (the “93 Plan”) which provides for granting of incentive stock options (ISOs) and nonqualified stock options (NSOs) to purchase shares of common stock to employees, directors, consultants and advisors of the Company. To date, the Company has not granted any significant options to consultants or advisors. In accordance with the 93 Plan, the stated exercise price shall be not less than 100% and 85% of the estimated fair market value of common stock on the date of grant for ISOs and NSOs, respectively, as determined by the Board of Directors. The 93 Plan provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest 25% one year after date of grant and 1/48th each month thereafter for the next 36 months. The 93 Plan provides that the options may be exercised prior to the options becoming vested but the shares are subject to repurchase. If the optionee’s employment is terminated for any reason, the Company has the right to repurchase any unvested shares. The 93 Plan also provides that, in the event of certain change of control transactions involving the Company, outstanding options will be assumed by the acquiror or the acquiror would issue replacement options. If the acquiror did not assume or replace outstanding options, then these options would terminate upon the closing of the transactions. Options available for grant as of July 31, 2003 were approximately 716,000 shares.

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

In March 2000, the Board of Directors adopted the 2000 Supplemental Stock Option Plan (the “SSOP”). The SSOP provides for granting of NSOs to purchase shares of common stock to non-executive officers, employees and consultants of the Company. In accordance with the SSOP, the stated exercise price shall not be less than 85% of the estimated fair market value of common stock on the date of grant as determined by the Board of Directors. The SSOP allows optionees to purchase stock on exercise of options using cash, through a tender of shares or through a same-day sale option exercise program. The SSOP provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest 25% one year after date of grant and 1/48th each month thereafter for the next 36 months. The SSOP provides that, in the event of certain change of control transactions involving the Company, outstanding options will be assumed by the acquiror or the acquiror would issue replacement options. If the acquiror did not assume or replace outstanding options, then these options would terminate upon the closing of the transactions. Options available for grant as of July 31, 2003 were approximately 1,242,000 shares.

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

In December 2002, the Company’s Board of Directors and stockholders adopted the 2002 Stock Option Plan (the “2002 Plan”) to replace the 93 Plan expiring in October 2003. The 2002 Plan provides for granting of ISOs and NSOs to purchase shares of common stock to employees, directors, consultants and advisors of the Company. In accordance with the 2002 Plan, the stated exercise price, (i) for an ISO, shall not be less than the fair market value, (ii) for an NSO, shall not be less than eighty-five percent (85%) of the fair market value, as determined by the Board of Directors, of a share of stock on the date of the granting of the option. The 2002 Plan allows optionees to purchase stock on exercise of options using cash, through a tender of shares or through a same-day sale option exercise program. The 2002 Plan provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest 25% one year after date of grant and 1/48th each month thereafter for the next 36 months. The 2002 Plan provides that, in the event of certain change of control transactions involving the Company, outstanding options will be assumed by the acquiror or the acquiror would issue replacement options. If the acquiror did not assume or replace outstanding options, then these options would terminate upon the closing of the transactions. The maximum number of shares of stock to be issued under the 2002 Plan is 2,275,000 shares, all of which are available for grant as of July 31, 2003.

Restricted Stock Grant Agreement

In June 2002, the Company granted its new president and chief executive officer an option to purchase 1,500,000 restricted shares of common stock at $0.59 per share (the fair market value on July 14, 2002, the date of the grant). The options may be exercised prior to the options becoming vested, but such shares are subject to repurchase over the option vesting period. If the officer’s employment is terminated for any reason, the Company has the right to repurchase any unvested shares. A total of 700,000 shares, conditional upon continued employment, vest 25% one year after date of grant and 1/48th each month thereafter for the next 36 months. The remaining 800,000 shares vest in full on June 14, 2009, but the vesting may be accelerated upon achievement of certain performance objectives. The grant provides for acceleration of vesting upon change of control. In June 2002, the officer exercised the option with respect to 525,000 shares in exchange for a full recourse, interest-bearing promissory note. Refer to Note 6.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

Stock option activity, both incentive and nonqualified, under all plans is presented as follows:

		Outstanding Options			Exercisable Options
	Options Available For Grant (In thousands)	Number of Shares (In thousands)	Range of Price Per Share	Weighted Average Exercise Price Per Share	Number of Shares (In thousands)	Weighted Average Exercise Price Per Share
Balance at July 31, 2000	420	7,953	$0.10–$83.50	$14.70	5,573	$11.51
Increase in shares authorized	2,000
Shares repurchased	4
Granted	(4,206)	4,206	$1.78–$24.72	$5.28
Exercised	—	(1,056)	$0.13–$ 7.50	$0.95
Canceled	4,496	(4,496)	$0.13–$83.50	$25.65
Acquired option shares expired	(449)

Balance at July 31, 2001	2,265	6,607	$0.10–$27.06	$3.44	4,900	$2.39
Increase in shares authorized	1,500
Granted	(3,943)	3,943	$0.59–$ 3.26	$0.80
Exercised	—	(681)	$0.13–$ 1.91	$0.64
Canceled	3,483	(3,483)	$0.16–$27.06	$4.60
Acquired option shares expired	(24)

Balance at July 31, 2002	3,281	6,386	$0.10–$14.25	$1.48	5,704	$1.43
Increase in shares authorized	2,275
Granted	(3,161)	3,161	$0.22–$ 3.69	$1.19
Exercised	—	(1,374)	$0.10–$ 3.26	$1.49
Canceled	1,845	(1,845)	$0.26–$14.25	$1.59
Acquired option shares expired	(7)

Balance at July 31, 2003	4,233	6,328	$0.16–$14.25	$1.29	5,003	$1.39

Proceeds received by the Company from exercises are credited to common stock and additional paid-in capital.

At July 31, 2003, there were 335,417 shares subject to repurchase, and options to purchase 4,232,510 shares were available for future grants.

Deferred Stock Compensation.

In conjunction with certain options granted by NetMind Technologies, Inc. prior to the Company’s acquisition of NetMind, the Company is recognizing over the options’ four-year vesting periods a net deferred compensation expense of approximately $3,518,000. The Company recorded a charge of approximately zero, $83,000 and $115,000 in conjunction with remeasuring related variable stock options in fiscal 2003, 2002 and 2001, respectively.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

In conjunction with the cancellation and regrant program implemented in January 2001, the new options granted to executive officers and directors were priced at the fair market value on the date of the new grant and accounted for as fixed awards. Accordingly, no stock compensation charge was recorded for these new options. The new options granted to employees were priced at a discount and accounted for using variable accounting under the guidance in FIN No. 44. According to FIN No. 44, the associated compensation charge under variable accounting is based on any excess of the common stock closing price at the end of the reporting period or date of exercise, forfeiture, cancellation without replacements, if earlier, over the exercise price. This cost is amortized on an accelerated basis over the remaining vesting period consistent with the method described in FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” The Company recorded approximately a charge of $400,000, a recovery of $137,000 and a charge of $185,000 for the underlying deferred compensation relating to the employees’ options in fiscal 2003, 2002 and 2001, respectively.

As a result of the cancellation and regrant program implemented in September 2001 and in accordance with FIN No. 44, options to purchase 55,500 shares, net of the effect of recent terminations, that were granted between July and October 2001 became subject to variable plan accounting. FIN No. 44 holds that if a lower-priced option is granted within a six-month period before or after a higher priced option held by the same person is cancelled, the combined transactions are considered a repricing and result in variable plan accounting. The Company recorded approximately $33,000 deferred compensation charge for these options in fiscal 2003. In fiscal 2002, as a result of a lower closing price of the Company’s common stock at July 31, 2002, compared with the exercise price of the affected shares, no stock compensation charge was recorded.

The 525,000 unvested shares that were exercised in fiscal 2002 by the president and chief executive officer of the Company under the Restricted Stock Grant Agreement were paid with a full recourse, fixed interest-bearing promissory note (Refer to Note 6). The shares are accounted for by the Company under the provisions of EITF No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FIN No.44.” EITF No. 00-23 holds that if unvested options were exercised with a full recourse note with a fixed interest rate, variable accounting would result until such time that the underlying options have vested and the repurchase provision for the options has lapsed. According to EITF No. 00-23, the associated compensation charge is based on any excess of the fair value of the stock at the end of the reporting period or date of vesting, if earlier, over the fair value of the note at that date. The Company recorded approximately $1,611,000 deferred compensation charge for the underlying options in fiscal 2003. In fiscal 2002, as a result of a lower fair value of the Company’s common stock at July 31, 2002, compared with the face value of the note, which approximates fair value, no stock compensation charge was recorded.

As a result of the employee terminations during fiscal 2003, 2002 and 2001, the Company recorded a reduction of unearned stock-based compensation of $69,000, $59,000 and $1,650,000, respectively. For many of the terminated employees and executives, the Company incurred significant deferred stock-based charges on the original option grants over the previous years. The reversed amounts represent the additional paid in capital and stock-based compensation amounts associated with the unvested options and stock awards.

The Company recorded a total of $1,742,000, $367,000 and $1,058,000 of expense relating to the above deferred compensation charges in fiscal 2003, 2002 and 2001, respectively.

Other Stock Compensation

During fiscal 2001, the Company issued a total of 15,000 shares of its common stock pursuant to a certain employment and release agreement by and among the Company and two former employees of Dry Creek Software (assets of which the Company previously acquired), each dated as of July 8, 2000 and executed in connection with the acquisition of Dry Creek. In addition, The Company issued 1,000 shares of its common stock

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

to a consultant for services rendered during fiscal 2000. The Company recognized a total expense of approximately $388,000, which was previously accrued in fiscal 2000, representing the fair value of the stock at the date of issuance.

The following table summarizes information about stock options under all plans outstanding at July 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (In thousands)	Weighted-Average Remaining Contractual Life (In years)	Weighted-Average Exercise Price	Number Exercisable (In thousands)	Weighted-Average Exercise Price
$ 0.16–$ 0.36	1,432	9.07	$0.33	759	$0.30
$ 0.44–$ 0.61	1,405	8.87	$0.57	1,403	$0.57
$ 0.69–$ 0.98	89	9.08	$0.86	20	$0.87
$ 1.05–$ 1.49	1,331	6.87	$1.16	932	$1.14
$ 1.61–$ 2.13	862	8.00	$2.02	800	$2.03
$ 2.44–$ 3.50	1,061	8.80	$2.63	951	$2.64
$ 3.69–$ 7.50	133	7.06	$4.11	126	$4.08
$14.25	15	7.21	$14.25	12	$14.25

	6,328	8.32	$1.29	5,003	$1.39

Employee Stock Purchase Plan

In December 1998, the Board of Directors adopted the Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to provide eligible employees of the Company with a means of acquiring common stock of the Company through payroll deductions. The ESPP consists of four six-month purchase periods in each two-year offering period. Shares may be purchased under the ESPP at 85% of the lesser of the fair market value of the common stock on the beginning of the offering period date or ending of the purchase period. During fiscal 2003, 2002 and 2001, 522,003, 614,803 and 237,480 shares were sold through the ESPP at a weighted average price of $0.32, $1.14 and $3.46, respectively.

A maximum of 500,000 shares of the Company’s common stock was initially made available for issuance under the ESPP, which amount is cumulatively increased on August 1 of each year by an amount equal to the lesser of (i) 500,000 shares, or (ii) a lesser amount of shares determined by the Board of Directors. In fiscal 2003, the board of the Company authorized an increase in the number of shares available for purchase under the ESPP pursuant to the evergreen provisions of the ESPP. As of July 31, 2003, the number of shares available for purchase under the ESPP is approximately 484,000 , exclusive of 250,000 shares approved by the Board of Directors to be added on August 1, 2003.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

Common Stock Warrants

The following summarizes the warrants to purchase Pumatech common stock:

	Exercise Price Per Share
	$2.75(1)	$1.26(2)	$0.01(3)	$1.26(3)
Balance at July 31, 2000	280,000	5,518	178,580	41,960
Issued	—	—	—	—
Exercised	—	—	(137,679)	—

Balance at July 31, 2001	280,000	5,518	40,901	41,960
Issued	—	—	—	—
Exercised	—	—	—	—
Expired	(280,000)	(5,518)	—	—

Balance at July 31, 2002	—	—	40,901	41,960

Issued	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	(40,901)	(41,960)

Balance at July 31, 2003	—	—	—	—

(1)	In July 1996, the Company agreed to issue a warrant to purchase 280,000 shares of its common stock at $2.75 per share to one of its Series C stockholders in exchange for rights to certain technology. These warrants were subsequently issued in August 1996. The aggregate value of the warrant was estimated by the Company at $175,000 and was accounted for as purchased technology. The warrant was exercisable immediately. The purchased technology was amortized over its estimated life of three years. The warrants expired in August 2001.
(2)	In conjunction with the issuance of convertible promissory notes and notes payable in fiscal 1997 and 1998, NetMind issued 91,650 shares of Series A Convertible Preferred Stock at $1.00 per share which converted into approximately 75,000 shares of the Company’s common stock with an exercise price of $1.26 per share upon completion of the NetMind merger in February 2000. Under the terms of the original issuance, the warrants were exercisable immediately and expired in five years from the date of issue.
(3)	In conjunction with the issuance of Series A Convertible Preferred Stock in fiscal 1998, NetMind issued warrants to purchase 816,250 shares of NetMind’s common stock at $0.01 per share and 73,411 shares of NetMind’s common stock at $1.00 per share which converted into approximately 651,000 shares exercisable at $0.01 per share and 58,600 shares exercisable at $1.26 per share, respectively, of the Company’s common stock upon completion of the NetMind merger in February 2000. Under terms of the original issuance, the warrants are exercisable immediately and expire five years from the date of issue.

There were no outstanding warrants to purchase Pumatech common stock as of July 31, 2003.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

Note 12    Restructuring and Other Charges

Restructuring and other charges in the consolidated statements of operations consist of the following:

	Year Ended July 31,
	2003	2002	2001
Restructuring charges:
Severance costs	$257	$1,228	$581
Facilities costs	159	3,202	573
Assets held for disposal	—	850	263
Other charges	—	58	—

Restructuring charges	416	5,338	1,417

Other charges:
Separation costs	—	257	—
Costs relating to a ceased acquisition	379	—	—

Other charges	379	257	—

Restructuring and other charges	$795	$5,595	$1,417

Restructuring Charges

The Company implemented a number of cost-reduction plans aimed at reducing costs that were not integral to its overall strategy, better aligning its expense levels with current revenue levels and ensuring conservative spending during periods of economic uncertainty. These initiatives included a reduction in workforce and facilities consolidation.

Fiscal 2003.    During the fourth quarter of fiscal 2003, the Company implemented further reduction in workforce aimed at reducing excess capacity in its continued effort to streamline its operations, affecting 19 employees in engineering and product management. As a result, the Company incurred severance and other fringe benefit costs of $257,000.

The Company continually evaluates the balance of the restructuring reserve it recorded in prior years based on the remaining estimated amounts to be paid. As a result of difficulties in subletting a section of its facility in Santa Cruz, California, because of the continuing deterioration of the real estate market in this location, the Company determined that additional charges were needed for adjustments in expected future sublease rates and brokerage fees. A restructuring charge adjustment of $159,000 was therefore recorded in fiscal 2003.

Fiscal 2002.    During the third and fourth quarters of fiscal 2002, as part of its restructuring programs, the Company implemented a reduction in engineering workforce of approximately 72 employees while it increased its offshore engineering capacity by utilizing a number of European software development partners to perform certain product engineering-related projects and meet other engineering requirements that may arise. This reduction in the Company’s engineering workforce, as well as the additional 29 positions eliminated in other business functions, was completed by the end of July 2002, and the associated severance costs incurred were approximately $1,228,000.

The Company also further consolidated its business facilities located in Los Gatos, California and Nashua, New Hampshire with its corporate headquarters located in San Jose, California. The costs of consolidating facilities includes $1,914,000 for excess facility lease and vacancy costs and $528,000 for write-off of property and equipment, which consisted primarily of leasehold improvements, office equipment and furniture and fixtures, taken out of service.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

As a result of its evaluation of its periodic restructuring reserve, the Company determined that additional charges were needed for the full amount of rent for the Emeryville office throughout the term of the lease agreement. Further charges were also needed for the Santa Cruz facility for adjustments in expected sublease rates and brokerage fees, as well as for costs associated with its remaining office space vacated during fiscal 2002 as a result of a further reduction in workforce. The aggregate charges recorded during fiscal 2002 were approximately $268,000 and $1,342,000 for Emeryville and Santa Cruz facilities, respectively.

Fiscal 2001.    The Company’s primary cost reduction initiatives in fiscal 2001 included a reduction in workforce and facilities consolidation. The workforce reduction, which was completed during July 2001, represented a reduction of approximately 33% of the Company’s then total workforce or approximately 107 full-time equivalent positions including 20 contractors and 87 permanent employees. This reduction, affecting mostly those holding positions in engineering and professional services, resulted in a severance charge of $581,000.

The Company also incurred additional restructuring charges aggregating $836,000 for consolidating facilities with space located in Santa Cruz, California and Nashua, New Hampshire. The costs of consolidating facilities includes $573,000 for excess facility lease and vacancy costs and $263,000 for write-off of property and equipment, which consisted primarily of leasehold improvements, computer and engineering equipment, office equipment and furniture and fixtures, to be taken out of service. As discussed above, an adjustment to restructuring charges was made for Santa Cruz facility in fiscal 2002 and 2003.

A summary of the severance and facilities costs and assets held for disposal relating to the cost reduction plans implemented is outlined as follows (in thousands):

	Workforce Reduction	Consolidation of Excess Facilities	Other	Total
Balance at July 31, 2000	$—	$221	$—	$221
Restructuring provision	581	836	—	$1,417
Non-cash charges	—	(165)	—	(165)
Cash payments	(561)	(151)	—	(712)

Balance at July 31, 2001	$20	$741	$—	$761
Restructuring provision	1,228	2,442	58	3,728
Adjustment	—	1,610	—	1,610
Non-cash charges	—	(877)	—	(877)
Cash payments	(1,205)	(840)	(58)	(2,103)

Balance at July 31, 2002	$43	$3,076	$—	$3,119
Restructuring provision	257	—	—	257
Adjustment	—	159	—	159
Cash payments	(300)	(1,469)	—	(1,769)

Balance at July 31, 2003	$—	$1,766	$—	$1,766

Amounts related to the net lease expense due to the consolidation of excess facilities are paid over the respective lease terms through May 2006 using cash from operations. The current and long-term portions of the underlying accrual of $1,122,000 and $644,000 are classified as “Accrued Liabilities” and “Other Liabilities,” respectively, in the consolidated balance sheet as of July 31, 2003. Future savings are anticipated to include approximately $2,300,000, primarily in operating expenses, each year for the next few years from the Company’s fiscal 2003 workforce reduction and $1,018,000, $620,000 and $205,000 in fiscal 2004, 2005 and 2006, respectively, in facility related expenditures.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

The Company has further reduced the total costs of excess facilities by the estimated proceeds from assumed future subleases. If the actual results differ from its estimates and assumptions, the Company may be required to adjust further its facilities costs accrual related to expected losses on subleases, including recording additional losses. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

Separation Costs

In fiscal 2002, the Company recorded accruals of approximately $257,000 related to separation agreements with its former president and chief executive officer and former executive vice president of sales and business development. No amount remained unpaid as of July 31, 2003.

Costs Relating To Ceased Acquisition

The Company incurred a charge of approximately $379,000 for operating expenses, mainly legal and accounting, relating to an acquisition that the Company subsequently ceased pursuing.

Note 13    Impairment of Assets

Impairment of assets in the consolidated statements of operations consists of the following:

	Year Ended July 31,
	2003	2002	2001
Intangibles	$—	$4,359	$9,901
Commitment	—	103	—
Assets held and used	—	102	—
Assets held for disposal	—	685	713

Impairment of assets	$—	$5,249	$10,614

Goodwill and Identifiable Intangibles

ProxiNet.    During the fourth quarter of fiscal 2002, based on the significant decline in revenue from Browse-it™ products, the base technology of which was obtained with the acquisition of ProxiNet, Inc., the Company, decided to abandon sales and development efforts related to Browse-it. The Company determined that Browse-it technology has no alternative uses and has not been incorporated into other products or services and, accordingly, recorded an impairment charge for the full carrying values of goodwill and core technology of $4,101,000 and $258,000, respectively, as of July 31, 2002.

Dry Creek and Windward.    During fiscal 2001, based on the significant decline in revenue from professional services group particularly for the last quarter of fiscal 2001, the Company, in accordance with its accounting policy, determined that a recoverability assessment of the carrying values of the intangibles associated with Dry Creek Software and Windward acquisitions was needed. Accordingly, the Company performed the evaluation and, as a result, recorded an impairment write-down of goodwill of $8,745,000.

The above impairment was measured as the amount by which the carrying amount of goodwill and purchased intangibles exceeded the present value of the estimated future cash flows for the professional services group and long-lived assets. The assumptions supporting the future cash flows, including the discount rate of

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

20%, were determined using the Company’s best estimates. The discount rate was determined based upon the weighted average cost of capital of comparable companies. The new carrying amount of the underlying intangibles was amortized over the remaining life of the respective intangibles through July 2003, except for goodwill which, in accordance with the non-amortization provisions of SFAS No. 142, ceased amortization upon the Company’s adoption of SFAS No. 142 in fiscal 2003 (Refer to Note 5).

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

Online Operations

The Company’s plan in prior year to focus effort on its core business necessitated a thorough review of certain operations and assets that the Company believed not to be viable to integrate into its new strategies. Included in the Company’s review was an impairment test for its online operations and related assets.

During fiscal 2002, in its review of online operations and related assets, such as computers, servers, network- and other hosting-related equipment, the Company identified those assets that would be held for use to finish preexisting contracts with certain customers for a short period of time, after which the assets will be disposed of or abandoned. The Company also identified those related assets that would be held for immediate disposal. Based on a recoverability analysis performed of the assets carrying value, the Company has anticipated no further cash flows from the online operations. The Company, therefore, recorded an impairment charge of $102,000 and $685,000 for assets held for use and assets held for disposal, respectively, based on the amount by which the carrying amount of assets exceeded the recovery value less disposal costs. The Company determined the recovery value of the assets using its best estimates on market prices of similar assets. In addition, the Company wrote off related hosting commitment with a third-party vendor, a related party, for its entire value totaling $103,000.

Note 14    Income Taxes

The income tax provision (benefit) is summarized as follows (in thousands):

	Year Ended July 31,
	2003	2002	2001
Current
Federal	$—	$—	$(5)
State	47	50	59
Foreign withholding and other tax	239	322	383

	$286	$372	$437

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

Net deferred tax assets/liabilities are summarized as follows (in thousands):

	July 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$39,368	$34,883
Alternative minimum tax credit carryforwards	107	107
Research and development credit carryforwards	6,141	8,747
Foreign tax credit carryforwards	1,665	1,665
Reserves and accruals	1,558	2,860
Depreciation and amortization	9,055	7,725
Deferred revenue	335	599

Total deferred tax assets	58,229	56,586
Deferred tax asset valuation allowance	(57,720)	(56,586)

	509	—
Deferred tax liabilities—acquired intangible assets	(509)	—

Net deferred tax assets/liabilities	$—	$—

Except for fiscal 1997, the Company has incurred losses from inception through fiscal 2003. The Company believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it is more likely than not that the Company will not be able to realize its deferred tax assets and thus a full valuation reserve has been recorded at July 31, 2003 and 2002. The change in valuation allowance for deferred tax assets was an increase of $1,134,000 and $14,934,000 during fiscal 2003 and 2002, respectively.

Deferred tax assets of approximately $14,000,000 as of July 31, 2003 pertain to certain net operating losses carryforwards and credit carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these loss and credit carryforwards are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

A reconciliation of the income tax provision to the amount computed by applying the statutory federal income tax rate to income (loss) before income tax provision is summarized as follows (in thousands):

	Year Ended July 31,
	2003	2002	2001
Amounts computed at statutory federal rate	(2,533)	$(11,610)	$(14,070)
Foreign withholding taxes	239	322	383
Non deductible amortization, in-process research and development, state taxes, and other differences	796	1,043	1,978
Future benefits not currently recognized	1,784	10,617	12,146

	$286	$372	$437

At July 31, 2003, the Company has federal and state net operating loss carryforwards of $111,914,000 and $24,056,000, respectively, and federal and state credit carryforwards of $6,404,000 and $1,509,000, respectively, available to offset future taxable income. The Company’s carryforwards expire in 2004 through 2023 if not utilized.

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. As a result of ownership changes which may have occurred in past fiscal years, the Company’s net operating losses and carryforwards may be subject to these limitations.

The Company does not provide for taxes on unremitted earnings of its foreign subsidiary as these earnings are intended to be reinvested permanently.

Note 15    Net Loss Per Common Share

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

Basic and diluted net loss per common share were calculated as follows (in thousands, except per common share amounts):

	Year Ended July 31,
	2003	2002	2001
Numerator:
Net loss attributable to common stockholders	$(7,736)	$(34,518)	$(41,818)

Denominator:
Weighted average shares outstanding used to compute basic and diluted net loss per common share	46,222	44,712	43,729

Basic and diluted net loss per common share	$(0.17)	$(0.77)	$(0.96)

All common shares that were held in escrow or that were subject to repurchase by the Company, totaling approximately 335,000, 653,000 and 140,000 as of July 31, 2003, 2002 and 2001, respectively, were excluded from basic and diluted net loss per common share calculations. For more information on common shares held in escrow and on common shares subject to repurchase by the Company, refer to Note 4 and Note 11, respectively.

Potential common shares attributable to stock options, warrants, shares held in escrow and shares subject to repurchase by the Company of 6,563,822, 7,122,180 and 7,095,868 were outstanding at July 31, 2003, 2002 and 2001, respectively. However, as a result of a net loss incurred by the Company in the years ended July 31, 2003, 2002 and 2001, none of the shares were included in the weighted average outstanding shares (using the treasury stock method) used to calculate net loss per common share because the effect would have been antidilutive.

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

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

The Company operates in a single industry segment encompassing the development, marketing and support of synchronization software and services. The Company’s customer base consists primarily of corporate organizations, business development organizations, industry associations, resellers, international system integrators, large OEMs in the PC market and selected distributors, which primarily market to the retail channel, in North America, Europe, the Asia-Pacific region, South America and Africa.

Revenue is attributed to regions based on the location of customers. Revenue information by geographic region is as follows (in thousands):

	Year Ended July 31,
	2003	2002	2001
North America	$17,063	$16,971	$29,323
Japan	4,412	3,223	5,205
Other International	3,385	2,746	3,674

Total revenue	$24,860	$22,940	$38,202

Substantially all of the Company’s long-lived assets are in the United States.

Revenue information by product group is as follows (in thousands):

	Year Ended July 31,
	2003	2002	2001
Enterprise products	$12,897	$12,202	$18,047
Technology licensing components	11,963	10,738	20,155

Total revenue	$24,860	$22,940	$38,202

The Company’s enterprise and retail products include Intellisync®, Enterprise Intellisync®, Enterprise Intellisync Server and Satellite Forms® software, as well as related support and maintenance. Technology licensing components include various licensed technology platforms, including Intellisync Software Development Kit (Intellisync SDK); Pumatech’s Application Data Synchronization platform; professional services; non-recurring engineering services; related maintenance contract programs; the phasing-out Intellisync for Notebooks; and, in the prior year, hosting services.

Note 17    Subsequent Events

On September 17, 2003, the Company consummated the acquisition of substantially all of the assets of Spontaneous Technology, Inc. of Salt Lake City, Utah, a provider of enterprise secure Virtual Private Network (sVPN™) software designed to extend existing corporate applications to most wireless devices. Under the terms of the agreement, the Company issued a total of 1,093,676 shares of Pumatech’s common stock and assumed certain liabilities of Spontaneous Technology in the aggregate amount of $1,343,840. The shares were calculated using the average price of the Company’s common stock for ten consecutive trading days ended three business days prior the date of acquisition. The Company expects to incur a total of approximately $300,000 direct transaction costs. Additionally, depending upon the Company’s revenues associated with sales of its products including certain technology of Spontaneous Technology during the period ending September 30, 2004, the Company may be required to pay Spontaneous Technology additional consideration of up to $7,000,000 in shares of Pumatech’s common stock. The Company plans to integrate the new technologies that it will obtain through this acquisition into its existing product lines. The Company believes that the new products resulting from the

PUMATECH, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS—(Continued)

combination of the Spontaneous Technology’s sVPN and its Enterprise Intellisync Server will enable its enterprise customers to provide mobile device users securely and efficiently with access to corporate data and applications through existing corporate network infrastructure.

As a result of achieving certain revenue and cash flow goals established by the Company’s board of directors in September 2002, certain outstanding options to purchase the Company’s common stock issued to executive officers were accelerated in August 2003.

On September 15, 2003, the Company announced that it has entered into a definitive merger agreement dated September 14, 2003 to purchase all of the issued and outstanding stock of Synchrologic, Inc. headquartered in Alpharetta, Georgia. Under the terms of the agreement, each share of Synchrologic capital stock will be converted into the right to receive the number of shares (or the fraction of a share) of the Company’s common stock corresponding to the exchange ratio applicable to the class and series of Synchrologic capital stock being converted. The total number of shares of the Company’s common stock to be issued in the merger will be determined by dividing $60,000,000 by the average closing price of the shares of the Company’s common stock for the thirty consecutive trading days ending on the last complete trading day immediately preceding the closing date of the merger (which amount is subject to adjustment based on the transaction expenses incurred by Synchrologic in connection with the merger), provided that the number of shares of the Company’s common stock shares shall not exceed 19,800,000 or be fewer than 16,200,000 (in each case subject to adjustment based on the transaction expenses incurred by Synchrologic in connection with the merger). The Company will also assume certain liabilities equaling approximately $5,093,065 and incur direct transaction costs of approximately $650,000. Further, upon the execution of the definitive agreement, the Company and Synchrologic agreed to dismiss the Company’s outstanding litigation against Synchrologic with prejudice as of September 17, 2003, thereby permanently ending this specific suit. Completion of the acquisition is subject to approval by the Company’s and Synchrologic’s shareholders, as well as customary regulatory approvals and other post-signing conditions. The Company anticipates completion of the transaction by the end of the calendar year 2003. Synchrologic’s product line provides mobile access to enterprise applications, email and PIM data, file content, intranet sites, and Web content, while giving IT the tools to manage mobile devices remotely. The transaction is expected to generate operational savings and positive cash flow for the Company. A licensing agreement signed by both companies enables the Company to market and sell Synchrologic’s Mobile Suite platform immediately as the Company’s server-based synchronization solution for enterprise customers. Should the acquisition fail to occur, the licensing will continue through the end of the three-year term of the agreement. The Company will maintain and enhance Synchrologic’s Mobile Suite platform, which will form the cornerstone of its server-based enterprise synchronization offering. The Company believes that the acquisition of Synchrologic will enhance its enterprise offerings, while also serving to bolster its position, patent portfolio and technology leadership in the synchronization and mobile infrastructure software arenas.

On September 30, 2003, the board of directors approved change of control agreements with Messrs Kitchen, Foster, and Mahgsoodnia that provides for 12 months acceleration of vesting of each individual’s options held at the time of the change of control. In addition, the company granted these individuals options to purchase an aggregate of an additional 425,000 shares of the company’s common stock. As of the date of grant, the option shares will vest over four years, with 25% vesting after one year and then 1/48th vesting monthly thereafter.

On August 1, 2003, the United States District Court for the Northern District of California (the “Court”) issued its Claim Construction Order, interpreting the scope of the patent claims made by the Company against Extended Systems from the July 2, 2003 Claims Construction hearing. Extended Systems has requested that three of the patents in dispute be re-examined by the Patent and Trademark Office (PTO). The PTO has issued initial Office Actions, rejecting some of the claims under the three patents. The Company is responding to the Office Actions. On August 22, 2003, the Court heard and rejected Extended Systems’ request to stay the case with respect to the three patents involved in reexamination proceedings. The Court encouraged the parties to maintain the April 12, 2004 trial schedule. Fact discovery was completed on September 26, 2003; fact witness depositions ended on October 14, 2003; expert depositions will end on December 23, 2003; and preparation for the trial will continue through April 2004.

SCHEDULE II

PUMATECH, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Classification	Balance at beginning of period	Charged to costs and expenses	Deductions / Writeoffs	Balance at end of period
Provision for doubtful accounts for the year ended:
July 31, 2001	$1,100	$1,235	$1,159	$1,176
July 31, 2002	$1,176	$189	$640	$725
July 31, 2003	$725	$(273)	$112	$340

Valuation allowance for deferred tax assets for the year ended:
July 31, 2001	$9,830	$31,821	$—	$41,651
July 31, 2002	$41,651	$14,935	$—	$56,586
July 31, 2003	$56,586	$1,134	$—	$57,720