Form 10-K/A
period 2003-07-31
PUMATECH INC
filed 2003-11-28
CIK 1020716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-21709

PUMATECH, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0349154
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2550 North First Street, Suite 500 San Jose, California	95131
(Address of principal executive offices)	(ZIP Code)

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

The number of the registrant’s $0.001 par value Common Stock outstanding as of October 31, 2003, was 49,484,042 shares of Common Stock.

The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended July 31, 2003 to include Part III of Form 10-K, to the extent such information was not previously included in the Annual Report on Form 10-K, as set forth below. Items in the Annual Report on Form 10-K not referenced below are not amended, and this amendment does not reflect events occurring after the original filing of the Annual Report on Form 10-K, or modify or update those disclosures as presented in the Form 10-K except to the extent set forth herein. Items referenced herein are amended as set forth below.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the directors and executive officers of Pumatech is set forth in Part I, Item 1 of Pumatech’s Annual Report on Form 10-K filed with the SEC on October 21, 2003, under the caption “Executive Officers and Directors of the Registrant.”

Additionally, Pumatech intends to offer Said Mohammadioun, current Chairman of the Board of Directors and Chief Executive Officer of Synchrologic, Inc., employment as a senior executive officer of Pumatech contingent and effective upon completion of Pumatech’s proposed merger with Synchrologic. Mr. Mohammadioun will also be appointed to the Pumatech board of directors upon completion of the merger.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Pumatech’s executive officers, directors and persons who beneficially own more than 10% of Pumatech’s common stock (collectively, “Reporting Persons”) to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Reporting Persons are required by SEC regulations to furnish Pumatech with copies of all Section 16(a) forms they filed.

To Pumatech’s knowledge, review of such forms furnished to Pumatech and written representations from certain reporting persons, Pumatech believes that during the fiscal year ended July 31, 2003, all reporting persons have complied with all filing requirements applicable to Pumatech’s executive officers, directors and greater than 10% stockholders, except that Forms 4 covering transactions by Woodson Hobbs and Michael Clair for 5,800 and 3,974 shares, respectively, of Pumatech’s common stock, as a consequence of an administrative error, were filed late. In addition, a Form 3 filed by Clyde Foster inadvertently did not disclose his ownership of 4,000 shares of Pumatech’s common stock acquired prior to his appointment in September 2002, which form was later amended.

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

COMPARISON OF STOCKHOLDER RETURN

The following line graph compares the cumulative total return to stockholders on Pumatech’s common stock for Pumatech’s five most recent fiscal years with the same cumulative total return on the Nasdaq Stock Market-U.S. Index, and a Peer Group Index comprised of other enterprise software companies. The Peer Group Index is comprised of the following companies: Adobe Systems, Inc., Ascential Software Corporation, BEA Systems, Inc., BMC Software, Inc., Business Objects, a sponsored ADR, Citrix Systems, Inc., Documentum, Inc., E.pipany, Inc., Embarcadero Technologies, Inc., I2 Technologies, Inc., Informatica Corporation, J.D. Edwards & Company, Legato Systems, Inc., Macromedia, Inc., Macrovision Corporation, Manugistics Group, Inc., Mercury Interactive Corporation, Micromuse, Inc., Microsoft Corporation, Microstrategy, Inc., NetIQ Corporation, Niku Corporation, Novell, Inc., Oracle Corporation, Peoplesoft, Inc., Pivotal Corporation, Red Hat, Inc., Retek, Inc., SAP Aktiengesellschaft, a sponsored ADR, Siebel Systems, Inc., Symantec Corporation, Tibco Software, Inc., Veritas Software Corporation, and webMethods, Inc. The graph assumes that $100 was invested on July 31, 1998 in Pumatech’s common stock, in the Nasdaq Stock Market-U.S. Index, and in the Peer Group Index, and that all dividends were reinvested. No dividends have been declared or paid on Pumatech’s common stock. Stockholder returns over the period indicated should not be considered indicative of future stockholder returns. The information contained in the Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that Pumatech specifically incorporates it by reference into such filing.

Pumatech, Inc., Nasdaq Stock Market Index (U.S. Companies),

and Peer Group Index

	7/31/98	7/31/99	7/31/00	7/31/01	7/31/02	7/31/03
Pumatech, Inc.	100.00	96.63	719.10	72.99	17.98	124.76
Nasdaq Stock Market Index (U.S. Companies)	100.00	142.74	203.74	109.40	72.32	94.48
Peer Group Index	100.00	156.79	208.32	144.87	92.50	108.00

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of: (i) each person who served as chief executive officer of Pumatech during the year ended July 31, 2003; (ii) the four most highly compensated executive officers of Pumatech as of July 31, 2003 whose total salary and bonus for the fiscal year ended July 31, 2003 exceeded $100,000; and (iii) one additional individual for whom disclosure would have been made under sub-section (ii) above but for the fact that such individual was no longer serving as an executive officer of Pumatech as of July 31, 2003. The information set forth below reflects compensation for the indicated individuals for services in all capacities to Pumatech, during the fiscal years ended July 31, 2003, 2002 and 2001:

Summary Compensation Table

	Annual Compensation							Long Term Compensation Awards Securities Underlying Options(#)
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)
Woodson Hobbs President and Chief Executive Officer	2003 2002 2001	$306,250 38,654 —	(3)	$	— 200,000 —	$	— — —	— 1,500,000 —

David Bechtel (1) Vice President of Professional Services	2003 2002 2001	147,500 141,679 104,558			— — 12,729		— — —	75,000 25,000 25,000	(4) (4)

Clyde Foster Senior Vice President of Sales and Marketing	2003 2002 2001	214,615 — —			156,478 — —		— — —	400,000 — —

J. Keith Kitchen Vice President of Finance and Administration and Chief Accounting Officer	2003 2002 2001	169,413 134,462 137,085			— — 5,794		— — —	150,000 — 29,500	(5)

John W. Stossel Chief Technology Officer	2003 2002 2001	202,500 183,333 255,000			— — 90,000		— — —	50,000 225,000 150,000	(5)

Said Mohammadioun (2)	2003 2002 2001	— — —			— — —		— — —	— — —

(1)	Mr. Bechtel became vice president of services of Pumatech in July 2002 to lead Pumatech’s professional services, customer support and information technology teams. Mr. Bechtel also served in various engineering positions at Pumatech including vice president of engineering and director of professional services since joining Pumatech in October 2000. Prior to joining Pumatech, Mr. Bechtel had more than 12 years of experience in the areas of software development, professional services, quality assurance and operational management. From August 1995 to October 2000, Mr. Bechtel served in various engineering capacities with The Windward Group, a professional service organization later acquired by Vanteon Corporation, a provider of hardware and embedded system design services. The Windward Group was acquired by Pumatech in October 2000. Mr. Bechtel also previously held engineering positions at Mountain Network Solutions, Inc., a tape-drive manufacturer. Mr. Bechtel is 38 years old.
(2)	Pumatech expects that, following the merger with Synchrologic, Inc., Mr. Mohammadioun, the current president and chief executive officer of Synchrologic, will become a director and an executive officer of Pumatech.

(3)	Includes effect of a retroactive increase, as approved by the Compensation Committee, in Mr. Hobb’s annual base salary from $300,000 to $350,000 effective June 14, 2003.
(4)	Represents shares for options previously granted in fiscal year 2001 which were cancelled and replaced pursuant to the April 2002 regrant program.
(5)	Represents shares for options previously granted in fiscal year 2000 which were cancelled and replaced pursuant to the July 2001 regrant program.

Stock Options Granted in Fiscal Year 2003

The following table provides the specified information concerning grants of options to purchase Pumatech’s common stock made during the fiscal year ended July 31, 2003 to the persons named in the Summary Compensation Table:

Option Grants In Last Fiscal Year

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (4)
Name	Number of Securities Underlying Options Granted(#)(1)		% of Total Options Granted to Employees in Fiscal Year (3)	Exercise Price ($/Sh)	Expiration Date	5% ($)	10% ($)
Woodson Hobbs	—		0.00	—	—	—	—

David Bechtel	25,000 50,000	(2)	0.78 1.56	0.36 0.31	11/01/12 10/04/12	5,660 9,748	14,344 24,703

Clyde Foster	300,000 100,000	(2)	9.37 3.12	0.34 0.34	9/09/12 9/09/12	64,147 21,382	162,562 54,187

J. Keith Kitchen	100,000 50,000	(2)	3.12 1.56	0.45 0.45	8/27/12 8/27/12	28,300 14,150	71,718 35,859

John W. Stossel	50,000	(2)	1.56	0.36	11/01/12	10,691	27,094

Said Mohammadioun (5)	—		—	—	—	—	—

(1)	The board of directors has discretion, subject to plan limits, to modify the terms of options and to reprice the options. The options are fully exercisable from the time of grant, subject to Pumatech’s right to repurchase any unvested shares at the original exercise price in the event of the optionee’s termination. Except as noted, the options have a maximum term of ten years, and the option shares vest at the rate of 1/4 after 12 months from the date of grant and 1/48 of the total number of shares each month thereafter.
(2)	Represents an executive stock option incentive grant with a seven-year term, the vesting of which was accelerated in full in August 2003 upon the achievement of certain revenue and cash flow goals established by the board of directors during fiscal year ended July 31, 2003.
(3)	Options to purchase an aggregate of 3,201,417 shares of common stock of Pumatech were granted to employees during the fiscal year under Pumatech’s stock plans, including without limitation the Amended and Restated 1993 Stock Option Plan and the 2000 Supplemental Stock Option Plan. the Amended and Restated 1993 Stock Option Plan and the 2000 Supplemental Stock Option Plan.
(4)	Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed five percent (5%) and ten percent (10%) rates of stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent Pumatech’s estimate or projection of the future common stock price. This table does not take into account any appreciation or depreciation in the price of the common stock to date.

(5)	Pumatech expects that, following the merger with Synchrologic, Inc., Mr. Mohammadioun, the current president and chief executive officer of Synchrologic, will become a director and an executive officer of Pumatech.

Option Exercises and Fiscal 2003 Year-End Values

The following table provides the specified information concerning exercises of options to purchase Pumatech’s common stock in the fiscal year ended July 31, 2003, and unexercised options held as of July 31, 2003, by the persons named in the Summary Compensation Table:

Aggregated Option Exercises In Last Fiscal Year

and Fiscal Year-End Option Values

	Shares Acquired on Exercise (#)	Value Realized ($)(2)	Number of Securities Underlying Unexercised Options at July 31, 2003(#)		Value of Unexercised In-the-Money Options at July 31, 2003($)(1)
Name			Exercisable (3)	Unexercisable	Exercisable (4)	Unexercisable
Woodson Hobbs	—	$—	975,000	—	$2,808,000	$—
David Bechtel	—	—	90,780	9,220	272,991	21,759
Clyde Foster	—	—	400,000	—	1,252,000	—
J. Keith Kitchen	—	—	181,222	5,928	516,522	10,018
John W. Stossel	—	—	425,000	—	1,009,000	—
Said Mohammadioun (5)	—	—	—	—	—	—

(1)	Calculated on the basis of the fair market value of the underlying securities at July 31, 2003 of $3.47 per share, reported as the closing price on such date by the Nasdaq National Market, minus the aggregate exercise price.
(2)	“Value Realized” represents the fair market value of the underlying securities on the exercise date minus the aggregate exercise price of such options.
(3)	All options are fully exercisable, subject to Pumatech’s right to repurchase any unvested shares at the original exercise price in the event of the optionee’s termination. Shares generally vest at the rate of 1/4 after 12 months from the date of grant and 1/48 of the total number of shares each month thereafter.
(4)	Does not include options that had an exercise price greater than the per share closing price of $3.47 on July 31, 2003 as reported by the Nasdaq National Market.
(5)	Pumatech expects that, following the merger with Synchrologic, Inc., Mr. Mohammadioun, the current president and chief executive officer of Synchrologic, will become a director and an executive officer of Pumatech.

Compensation Committee Interlocks and Insider Participation

The compensation committee currently consists of Ms. Berg-Painter and Messrs. Clair and Praisner. No member of the compensation committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Director Compensation

Prior to September 30, 2003, all of Pumatech’s directors were reimbursed for their out-of-pocket expenses incurred in executing their responsibilities to Pumatech, as well as attending board and committee meetings. In addition, non-employee directors received a $500 fee for each board meeting that they attended in person and a fee of $2,000 for each audit committee meeting that they attended in person. Directors are also eligible to receive stock option grants under the Option Plan. In the fiscal year ended July 31, 2003, Ms. Berg-Painter received an option to purchase 15,000 shares of Pumatech’s common stock with an exercise price of $0.27.

On September 30, 2003, Pumatech’s board of directors approved changes to the compensation paid to its directors. Under the modified board fee structure, non-employee directors receive a $1,000 fee for each board meeting or audit committee meeting that they attend in person and a $500 fee for each board meeting or audit committee that they attend telephonically. In addition, non-employee directors will receive a $500 fee for each compensation committee meeting that they attend in person or telephonically. The chairman of the audit committee will receive an additional $500 fee for each meeting that the chairman attends, and the chairman of the compensation committee will receive an additional $250 fee for each meeting that the chairman attends. The chairman of the board will receive an additional $500 for each meeting that the chairman attends. Additionally, beginning on February 15, 2004, each non-employee director will receive annual cash compensation in the amount of $20,000, payable quarterly, provided that the director’s service was not terminated at the end of such quarter. In addition, the chairman of the board will receive additional annual cash compensation in the amount of $15,000, payable quarterly, provided that the director’s service was not terminated at the end of such quarter, and each board committee chairman will receive additional annual cash compensation in the amount of $10,000.

On September 30, 2003, Pumatech’s board of directors approved the grant of options to purchase 90,600 shares of common stock to Michael Clair, 47,200 shares to Michael Praisner, and 29,700 shares to Kirsten Berg-Painter, each option to vest pro-rata over a three-year term. The options are exercisable at $4.76 per share.

Additionally, on September 30, 2003, Pumatech’s board of directors approved personal compensation agreements with Ms. Berg-Painter, Mr. Clair and Mr. Praisner, filed as Exhibits 10.28, 10.26 and 10.17 to Pumatech’s Annual Report on Form 10-K filed for the fiscal year ended July 31, 2003. The personal compensation agreements provide for the cash compensation described above and the acceleration of vesting of options to purchase common stock in the event of a change of control of the company.

Employment Contracts and Termination of Employment and Change of Control Arrangements

Pumatech entered into an employment agreement with Woodson Hobbs dated June 14, 2002, pursuant to which Mr. Hobbs was engaged as Pumatech’s President and Chief Executive Officer at an initial annual base salary of $300,000. On September 30, 2003, the compensation committee increased Mr. Hobbs’ annual base salary to $350,000, retroactively effective June 14, 2003. In addition to base compensation, Mr. Hobbs received a signing bonus of $200,000 upon execution of his employment agreement. Mr. Hobbs was also issued an immediately exercisable restricted stock option to purchase up to 1,500,000 shares of Pumatech common stock at $0.59 per share. The option is fully exercisable from the time of grant, subject to Pumatech’s right to repurchase any unvested shares at the original exercise price in the event of Mr. Hobbs’ termination. The option shares vest as follows: 700,000 shares vest over four years, with 25% vesting after one year and then 1/48th vesting monthly thereafter; 400,000 shares vest on the seventh anniversary of the date of grant, with acceleration for meeting certain operating plan criteria, including revenue and net income objectives; and 400,000 shares vest on the seventh anniversary of the date of grant, with acceleration for meeting certain stock price targets. Mr. Hobbs exercised the option with respect to 525,000 shares and paid for the shares by issuing Pumatech a full recourse promissory note in the aggregate principal amount of $309,750 with interest accruing at the rate of 4.75% per annum. Mr. Hobbs is entitled to receive pro-rata compensation and benefits for a three-month period if he is subject to an “Involuntary Termination” (as defined below). If Mr. Hobbs is subject to Involuntary Termination within twelve months following a “Change of Control” (as defined below), he will be entitled to receive pro-rata compensation and benefits for a six-month period. In addition, upon a Change of Control, all unvested shares of Pumatech stock owned or under options held by Mr. Hobbs will vest in full. In addition, Pumatech will increase any severance amounts payable to Mr. Hobbs to cover any excise tax he may owe if his severance payments are deemed to constitute “excess parachute payments” under Section 280G of the Internal Revenue Code of 1986, as amended, in connection with a Change of Control. On October 18, 2003, the compensation committee approved the Amendment to Attachment 1 to Employment Agreement amending the definition of “Change of Control” such that “Change of Control” means the occurrence of any of the following events:

(a) Any “person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended), excluding existing beneficial owners as of the date of this Letter, is or becomes the “beneficial owner” (as defined in Section 13d-3 of said Act), directly or indirectly, of securities of Pumatech representing 50% or more of the total voting power represented by Pumatech’s then outstanding voting securities, excluding conversion of any convertible securities issued as of the date of this Agreement;

(b) The composition of the Board of Directors changes during any period of 36 months that follows October 20, 2003, such that individuals who, at the beginning of the period, were members of the Board of

Directors (the “Continuing Directors”), cease for any reason to constitute at least a majority thereof; unless at least 50% of the Continuing Directors has either (i) approved the election of the new Directors, (ii) if the election of the new Directors is voted on by stockholders, recommended that the stockholders vote for approval, or (iii) otherwise determined that such change in composition does not constitute a Change of Control, even if the Continuing Directors do not constitute a quorum of the whole Board (it being understood that this requirement shall not be capable of satisfaction unless there is at least one Continuing Director);

(c) The stockholders of Pumatech approve a merger or consolidation of Pumatech with any other corporation, other than a merger or consolidation which would result in the voting securities of Pumatech outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 50% of the total voting power represented by the voting securities of Pumatech or such surviving entity outstanding immediately after such merger or consolidation, or the stockholders of Pumatech approve a plan of complete liquidation of Pumatech or an agreement for the sale or disposition by Pumatech of all or substantially all of Pumatech’s assets;

Any other provision of this notwithstanding, the term Change of Control shall not include either of the following events undertaken at the election of Pumatech:

(i) Any transaction, the sole purpose of which is to change the state of Pumatech’s incorporation; or

(ii) A transaction, the result of which is to sell all or substantially all of the assets of Pumatech to another corporation (the “surviving corporation”) provided that the surviving corporation is owned directly or indirectly by the stockholders of Pumatech immediately following such transaction in substantially the same proportions as their ownership of Pumatech’s common stock immediately preceding such transaction.

Pumatech entered into an employment agreement with Clyde Foster dated September 5, 2002, pursuant to which Mr. Foster was engaged as Pumatech’s Senior Vice President of Sales and Marketing at an annual base salary of currently $240,000. Under the employment agreement Mr. Foster was initially eligible to earn a commission-based bonus of up to $160,000 annually at quota, with additional over quota commission possible, of up to a maximum of $80,000 annually. Mr. Foster is eligible to participate in Pumatech’s medical, dental, life insurance, and long-term disability programs as of the first day of his employment. Mr. Foster was issued an immediately exercisable stock option to purchase up to 300,000 shares of Pumatech’s common stock at $0.34 per share. The option is fully exercisable from the time of grant, subject to Pumatech’s right to repurchase any unvested shares at the original exercise price in the event of Mr. Foster’s termination. The option shares originally vested over four years, with 25% vesting after one year and then 1/48th vesting monthly thereafter. Mr. Foster also received an additional grant of an option for 100,000 shares of common stock of Pumatech. The option to purchase 100,000 shares is fully vested as a result of the satisfaction of certain performance milestones. In the event Pumatech terminates Mr. Foster’s employment at any time other than for good reason (as defined in the agreement), then he shall be entitled to receive as a severance six months continuation of his base salary, based upon his base salary as of the date of his employment ceases, and Pumatech will continue to pay for coverage of the executive under Pumatech’s health, life, dental and other insurance programs for a period of six months, provided that he first sign a comprehensive release of claim in favor of Pumatech, and that release becomes effective according to its terms. On September 30, 2003, the Board of Directors granted Mr. Foster an option to purchase 200,000 shares of Common Stock. As of the date of grant, the option shares will vest over four years, with 25% vesting after one year and then 1/48th vesting monthly thereafter. On that date, the Board of Directors also approved a Change of Control Agreement with Mr. Foster that provides for 12 months acceleration of vesting of Mr. Foster’s options in the event of a Change of Control (as defined below).

Pumatech entered into an employment agreement with Mehdi Maghsoodnia dated March 21, 2003, pursuant to which Mr. Maghsoodnia was engaged as Pumatech’s Senior Vice President of Products and Services at an annual base salary of currently $200,000. Mr. Maghsoodnia is eligible to receive an annual bonus of up to $50,000. Mr. Maghsoodnia is eligible to participate in Pumatech’s medical, dental, life insurance, and long-term disability programs as of the fist day of his employment. Mr. Maghsoodnia was issued an immediately exercisable stock option to purchase up to 300,000 shares of Pumatech’s common stock at $2.44 per share. The option is fully exercisable from the time of grant, subject to Pumatech’s right to repurchase any unvested shares at the original exercise price in the event of Mr. Maghsoodnia’s termination. The option shares vest over four years, with 25% vesting after one year and then 1/48th vesting monthly thereafter. Mr. Maghsoodnia also received an additional grant of an option for

16,667 shares of common stock of Pumatech. The option to purchase 16,667 shares is fully vested. In the event Pumatech terminates Mr. Maghsoodnia’s employment at any time other than for good reason (as defined in the agreement), then he shall be entitled to receive as a severance six months continuation of his base salary, based upon his base salary as of the date of his employment ceases, and Pumatech will continue to pay for coverage of the executive under Pumatech’s health, life, dental and other insurance programs for a period of six months, provided that he first sign a comprehensive release of claim in favor of Pumatech, and that release becomes effective according to its terms. On September 30, 2003, the Board of Directors granted Mr. Maghsoodnia an option to purchase 75,000 shares of Common Stock. As of the date of grant, the option shares will vest over four years, with 25% vesting after one year and then 1/48th vesting monthly thereafter. On that date, the Board of Directors also approved a Change of Control Agreement with Mr. Maghsoodnia that provides for 12 months acceleration of vesting of Mr. Maghsoodnia’s options in the event of a Change of Control (as defined below).

On September 30, 2003, the Board of Directors granted Mr. Kitchen an option to purchase 150,000 shares of common stock. As of the date of the grant, option shares will vest over four years, with 25% vesting after one year and then 1/48th vesting monthly thereafter. On that date, the Board of Directors also approved a Change of Control Agreement with Mr. Kitchen that provides for 12 months acceleration of vesting of Mr. Kitchen’s options in the event of a Change of Control (as defined below).

Under the Change of Control Agreements with Messrs. Foster, Maghsoodnia and Kitchen, “Change of Control” means the occurrence of any of the following events:

(a) Any “person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended), excluding existing beneficial owners as of the date of this letter, is or becomes the “beneficial owner” (as defined in Section 13d-3 of said Act), directly or indirectly, of securities of Pumatech representing 50% or more of the total voting power represented by Pumatech’s then outstanding voting securities, excluding conversion of any convertible securities issued as of the date of this letter;

(b) The composition of the Board of Directors changes during any period of 36 months that follows the date of this letter, such that individuals who, at the beginning of the period, were members of the Board of Directors (the “Continuing Directors”), cease for any reason to constitute at least a majority thereof; unless at least 50% of the Continuing Directors has either (i) approved the election of the new Directors, (ii) if the election of the new Directors is voted on by stockholders, recommended that the stockholders vote for approval, or (iii) otherwise determined that such change in composition does not constitute a Change of Control, even if the Continuing Directors do not constitute a quorum of the whole Board (it being understood that this requirement shall not be capable of satisfaction unless there is at least one Continuing Director); or

(c) The stockholders of Pumatech approve a merger or consolidation of Pumatech with any other corporation, other than a merger or consolidation which would result in the voting securities of Pumatech outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 50% of the total voting power represented by the voting securities of Pumatech or such surviving entity outstanding immediately after such merger or consolidation, or the stockholders of Pumatech approve a plan of complete liquidation of Pumatech or an agreement for the sale or disposition by Pumatech of all or substantially all of Pumatech’s assets.

The Change of Control Agreements provide that “Change of Control” shall not include either of the following events undertaken at the election of Pumatech:

(i) Any transaction, the sole purpose of which is to change the state of Pumatech’s incorporation; or

(ii) A transaction, the result of which is to sell all or substantially all of the assets of Pumatech to another corporation (the “surviving corporation”) provided that the surviving corporation is owned directly or indirectly by the stockholders of Pumatech immediately following such transaction in substantially the same proportions as their ownership of Pumatech’s common stock immediately preceding such transaction.

REPORT OF THE COMPENSATION COMMITTEE OF THE PUMATECH BOARD OF

DIRECTORS ON EXECUTIVE COMPENSATION

The following is the report of the compensation committee of Pumatech, describing the compensation policies and rationale applicable to Pumatech’s executive officers with respect to the compensation paid to such executive officers for the fiscal year ended July 31, 2003. The information contained in the report shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that Pumatech specifically incorporates it by reference into such filing.

To: Board of Directors

The committee is responsible for setting and administering the policies governing annual compensation of the executive officers of Pumatech. For all executive officers, the committee reviews the performance and compensation levels for executive officers, sets salary levels and recommends option grants under the Option Plan. The members of this committee for the fiscal year ended July 31, 2003 were Ms. Berg-Painter and Messrs. Clair and Praisner, who were non-employee directors of Pumatech for the fiscal year ended July 31, 2003.

Overview

The goals of Pumatech’s executive officer compensation policies are to attract, retain and reward executive officers who contribute to Pumatech’s success, to align executive officer compensation with Pumatech’s performance and to motivate executive officers to achieve Pumatech’s business objectives. Pumatech uses salary, bonuses, incentive cash compensation and option grants to attain these goals. The committee reviews compensation surveys and other data to enable the committee to compare Pumatech’s compensation package with that of similarly-sized high technology companies in Pumatech’s geographic areas.

Salary

Base salaries of executive officers, other than for Mr. Hobbs, Pumatech’s president and chief executive officer, are reviewed annually by the committee, and adjustments are made based on individual executive officer performance, scope of responsibilities and levels paid by similarly-sized high technology companies in the applicable geographic area.

Ten Year Option/SAR Repricing

The following table sets forth information regarding options held by executive officers of Pumatech that have been re-priced, including by an option exchange or tender offer, during the ten year period ended July 31, 2003.

Name	Date	Number of Securities Underlying Options/SARs Repriced or Amended (#)	Market Price at Time of Repricing or Amendment ($)	Exercise Price at Time of Repricing or Amendment ($)	New Exercise Price ($)	Length of Original Option Term Remaining at Date of Repricing or Amendment (Years)

David Bechtel	4/24/02	11,500 13,500	$1.11 1.11	$12.8750 5.2188	$1.11 1.11	8.49 8.86

Kelly J. Hicks	7/30/01	200,000	2.10 2.10 2.10	28.2500 29.0625 23.6250	2.10 2.10 2.10	8.71 8.76 8.85

J. Keith Kitchen	7/30/01	20,000 9,500	1.78 1.78	42.2500 23.6250	1.78 1.78	8.68 8.84

Stephen A. Nicol	7/30/01	400,000	2.10	28.2500	2.10	8.71

Bradley A. Rowe	7/30/01	500,000	2.10	28.2500	2.10	8.71

John W. Stossel	7/30/01	150,000	2.10	25.8750	2.10	8.96

Richard M. Walker	4/24/02	120,000	1.11	7.3594	1.11	8.61

Stock Options

Pumatech strongly believes that equity ownership by executive officers provides incentives to build stockholder value and align the interests of executive officers with the stockholders. The size of an initial option grant to an executive officer has generally been determined with reference to similarly-sized high technology companies in the relevant geographic area for similar positions, the responsibilities and future contributions of the executive officer, as well as recruitment and retention considerations. See also “Stock Options Granted in Fiscal Year 2003” below.

Chief Executive Officer Compensation

The committee annually reviews the performance and compensation of Mr. Hobbs. Mr. Hobbs has served as Pumatech’s president and chief executive officer since June 2002. The compensation of Mr. Hobbs is largely based upon the same criteria as that applicable to the other executive officers of Pumatech although the committee added a number of performance criteria to Mr. Hobbs’ option grants not typical of options granted to other executive officers. In addition to base compensation, Mr. Hobbs received a signing bonus of $200,000 upon execution of his Employment Agreement with Pumatech in June 2002. Mr. Hobbs was also issued an immediately exercisable restricted stock option to purchase up to 1,500,000 shares of Pumatech’s common stock at $0.59 per share. The option is fully exercisable from the time of grant, subject to Pumatech’s right to repurchase any unvested shares at the original exercise price in the event of Mr. Hobbs’ termination. The option shares vest as follows: 700,000 shares vest over four years, with 25% vesting after one year and then 1/48th vesting monthly thereafter; 400,000 shares vest on the seventh anniversary of the date of grant, with acceleration for meeting certain operating plan criteria, including revenue and net income objectives; and 400,000 shares vest on the seventh anniversary of the date of grant, with acceleration for meeting certain stock price targets. Mr. Hobbs exercised the option with respect to 525,000 shares and paid for the shares by issuing Pumatech a full recourse promissory note in the aggregate principal amount of $309,750 with interest accruing at the rate of 4.75% per annum. While the chief executive officer makes recommendations about the compensation levels, goals and performance of the other executive officers, he does not participate in discussions regarding his own compensation or performance. On September 30, 2003, the board of directors agreed to increase Mr. Hobbs’ annual salary to $350,000, retroactive to June 14, 2003, the anniversary of Mr. Hobbs’ employment with Pumatech.

COMPENSATION COMMITTEE

Kirsten Berg-Painter

Michael M. Clair

Michael J. Praisner

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of November 21, 2003, with respect to the beneficial ownership of Pumatech’s common stock by (i) each director and director nominee of Pumatech, (ii) each of the executive officers of Pumatech named in the Summary Compensation Table included in this joint proxy statement/prospectus, (iii) all directors and executive officers of Pumatech as a group and (iv) each person known by Pumatech to own more than 5% of Pumatech’s common stock. Except as otherwise indicated, Pumatech believes that the beneficial owners of the Pumatech common stock listed in the following table, based on information furnished by such owners, have sole investment and voting power with respect to such shares.

	Shares of common stock Beneficially Owned (1)
Name and Address of Beneficial Owner (1)	Number of Shares Owned		Percentage Ownership
Husic Capital Management	5,046,212	(2)	9.53%
Woodson Hobbs	1,821,100	(3)(4)	3.44%
Clyde Foster	729,099	(3)(5)	1.38%
Michael M. Clair	726,574	(3)(6)	1.37%
John W. Stossel	621,288	(3)	1.17%
J. Keith Kitchen	526,223	(3)	*
David Bechtel	171,379	(3)	*
Michael J. Praisner	87,200	(3)	*
Kirsten Berg-Painter	69,700	(3)	*
Said Mohammadioun	—	(7)	*
All directors and executive officers as a group (12 persons) (3)(4)	5,387,480	(8)	10.17%

*	Represents less than 1%.
(1)	Percentage ownership is based on 52,963,172 shares of common stock outstanding as of November 21, 2003. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days after November 21, 2003 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Options granted under Pumatech’s Amended and Restated 1993 Stock Option Plan (the “Option Plan”) are fully exercisable from the date of grant, subject to Pumatech’s right to repurchase any unvested shares at the original exercise price upon termination of employment. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated, the address of each of the individuals listed in the table is: c/o Pumatech, Inc., 2550 North First Street, Suite 500, San Jose, California 95131.
(2)	Based on a Schedule 13G filed with the Securities and Exchange Commission on November 6, 2003, which indicates that Husic Capital Management has sole voting and dispositive power for all of those shares. The address of Husic Capital Management is 555 California Street, Suite 2900, San Francisco, California 94104.
(3)	Includes the following numbers of shares subject to options which are exercisable within 60 days of November 21, 2003: Mr. Hobbs, 975,000; Mr. Clair, 230,600; Mr. Foster, 600,000; Mr. Stossel, 460,305; Mr. Kitchen, 334,295; Mr. Bechtel, 142,863; Mr. Praisner, 87,200; and Ms. Berg-Painter, 69,700.
(4)	Includes (i) 54,400 shares registered in the name of the Alexander McNeilly Trust, of which Mr. Hobbs is a trustee, (ii) 137,500 shares registered in the name of the Brooke Hobbs Trust, of which Mr. Hobbs is a trustee, and (iii) 129,200 shares registered in the name of the Natasha Hobbs 1993 Trust, of which Mr. Hobbs is a trustee.
(5)	Includes 113,699 shares registered in the name of the Foster Family Living Trust, of which Mr. Foster is a trustee.
(6)	Includes (i) 60,000 shares held by the MacLean-Clair Family Limited Partnership, of which Mr. Clair is a general partner, (ii) 32,000 shares registered in the names of children of Mr. Clair and (iii) 403,974 shares registered in the name of Audrey MacLean and Michael M. Clair, as Trustees, or their successors, of the Audrey MacLean and Michael Clair Trust Agreement UAD 12/1/90. The 60,000 shares held by the MacLean-Clair Family Limited Partnership can be voted and disposed of only by Mr. Clair and Audrey MacLean acting together.

(7)	Pumatech expects that, following the merger with Synchrologic, Inc., Mr. Mohammadioun will become a director and an executive officer of Pumatech. Please refer to the caption Interests of Certain Persons in the Merger—Employment Arrangements set forth in the Registrant’s Registration Statement on Form S-4 filed with the SEC on October 22, 2003 for additional information on Mr. Mohammadioun’s employment arrangement.
(8)	Includes 3,479,130 shares subject to options which are exercisable within 60 days of November 21, 2003, by any of Pumatech’s directors or executive officers.

Information relating to securities authorized for issuance under equity compensation plans of Pumatech is set forth in Part I, Item 5 of Pumatech’s Annual Report on Form 10-K filed with the SEC on October 21, 2003, under the caption “Equity Compensation Plan Information as of July 31, 2003.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Some of Pumatech’s directors, executive officers and affiliates have entered into transactions with Pumatech as follows:

Kelly Hicks, Pumatech’s former chief financial officer terminated his employment with Pumatech as of September 2, 2002. Consequently, in accordance with the officer’s outstanding loan agreement, his unpaid loan principal of $235,000 and related interest of 6% per annum, become repayable on the 185th day from his termination date, or on the due date of the loan, whichever is sooner. The repayment of the loan principal and accrued interest accordingly became due on March 6, 2003. The loan principal, including accrued interest, was paid in April 2003.

In July 1999 Bruce Nakao, a former director of Pumatech issued a promissory note to Pumatech in the principal amount of $315,000 in connection with Mr. Nakao’s purchase of 143,413 shares of Pumatech’s common stock. Such note bears interest at a rate of 5.32% per year which interest was payable annually. The note was secured by the common shares purchased by Mr. Nakao. Pumatech had the right to call the note if Mr. Nakao sold the shares that were given as security for the note or if any interest was not paid when due. Mr. Nakao repaid all outstanding interest and principal on the note in September 2002.

Pumatech’s certificate of incorporation limits the liability of its directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the Delaware law. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

Pumatech’s bylaws provide that Pumatech shall indemnify its directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. Pumatech has also entered into indemnification agreements with its officers and directors containing provisions that may require Pumatech, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors, and officers’ insurance if available on reasonable terms.

Pumatech’s general counsel, Richard Mosher, an employee of Pumatech, is the son-in-law of Michael Praisner, a member of our board of directors, chairman of the audit committee and a member of the compensation committee. Mr. Mosher’s annual total compensation in fiscal 2003 was $123,167.00. Additionally, during fiscal 2003, Mr. Mosher was granted options to purchase a total of 40,000 shares of Pumatech common stock. Mr. Mosher’s employment with Pumatech pre-dates the election of Mr. Praisner to the board of directors. Mr. Praisner has not been involved in any decisions regarding Mr. Mosher’s compensation or stock option grants.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered for Pumatech by PricewaterhouseCoopers LLP for fiscal years ended July 31, 2003 and 2002, were:

	Fiscal 2003	Fiscal 2002
Audit	$274,963	$289,500
Audit-related Fees	265,445	60,104
Tax Fees	85,188	27,671
All Other Fees	0	0

Total	$625,596	$377,275

The audit fees for the years ended July 31, 2003 and 2002, respectively, consist of the aggregate fees billed for professional services rendered for the audits and interim reviews of the consolidated financial statements of Pumatech, the issuance of consents and assistance with review of documents filed with the Securities and Exchange Commission.

The audit related fees as of the years ended July 31, 2003 and 2002, respectively, consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of Pumatech’s financial statements and were not otherwise included in audit fees. Included in such audit related fees were fees incurred in connection with the auditors’ review of financial information included in Pumatech’s filed registration statements, due diligence and audits related to mergers and acquisitions and accounting consultations.

Tax fees as of the years ended July 31, 2003 and 2002, respectively, consist of the aggregate fees billed for services related to tax compliance, including the preparation of tax returns.

All other fees as of the years ended July 31, 2003 and 2002, respectively, consist of the aggregate fees billed for products and services provided by the auditors and not otherwise included in audit fees, audit related fees or tax fees.

Audit Committee Pre-Approval Policies and Procedures

The audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is often subject to a specific budget. The independent accountants and management are required to periodically report to the audit committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

PART IV

ITEM 15. EXHIBITS

(c) Exhibits

The following exhibits are in addition to those exhibits listed in part IV, Item 15 of Pumatech’s Annual Report on Form 10-K filed with the SEC on October 21, 2003.

Exhibit Number		Exhibit Title

31.1	21	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	21	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	21	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	21	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

21	Filed herewith.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment of the Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, on this 28th day of November, 2003.

Pumatech, Inc.

Date: November 28, 2003	By:	/s/ J. KEITH KITCHEN

J. Keith Kitchen Vice President of Finance and Administration and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ WOODSON HOBBS Woodson Hobbs	President and Chief Executive Officer and Director (Principal Executive Officer)	November 28, 2003

/s/ J. KEITH KITCHEN J. Keith Kitchen	Vice President of Finance and Administration and Chief Accounting Officer (Principal Financial and Accounting Officer)	November 28, 2003

* Michael M. Clair	Chairman of the Board	November 28, 2003

* Kirsten Berg-Painter	Director	November 28, 2003

* Michael Praisner	Director	November 28, 2003

* By:	/s/ WOODSON HOBBS Woodson Hobbs Attorney-in-Fact