Form 10-Q
period 2003-10-31
PUMATECH INC
filed 2003-12-15
CIK 1020716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 5, 2003: 49,516,232

PUMATECH, INC.

10-Q REPORT

PUMATECH, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	October 31, 2003	July 31, 2003
Assets
Current assets:
Cash and cash equivalents	$4,969	$7,842
Short-term investments	20,186	19,317
Accounts receivable, net of allowance for doubtful accounts of $378 and $340	6,179	5,469
Inventories, net	253	113
Other current assets	667	882

Total current assets	32,254	33,623
Property and equipment, net	1,261	1,153
Goodwill	5,713	2,731
Other intangible assets, net	4,049	2,734
Restricted cash	296	296
Other assets	975	630

Total assets	$44,548	$41,167

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,413	$2,619
Accrued liabilities	3,896	3,816
Current portion of obligations under capital lease	44	—
Deferred revenue	2,078	2,015

Total current liabilities	8,431	8,450
Obligations under capital lease	137	—
Other liabilities	712	921

Total liabilities	9,280	9,371

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; none issued and outstanding at October 31, 2003 and July 31, 2003	—	—
Common stock, $0.001 par value; 80,000 shares authorized; 49,484 and 47,753 shares issued and outstanding at October 31, 2003 and July 31, 2003	49	48
Additional paid-in capital	160,299	153,986
Receivable from stockholders	(138)	(112)
Deferred stock compensation	(1,039)	(459)
Accumulated deficit	(123,922)	(121,661)
Accumulated other comprehensive income (loss)	19	(6)

Total stockholders’ equity	35,268	31,796

Total liabilities and stockholders’ equity	$44,548	$41,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUMATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,
	2003	2002
Revenue
License	$5,270	$4,063
Services	2,746	947

Total revenue	8,016	5,010

Cost and operating expenses:
Cost of revenue (includes non-cash stock compensation of $121 and $0)	1,634	824
Research and development (includes non-cash stock compensation of $46 and $29)	2,193	1,781
Sales and marketing (includes non-cash stock compensation of $291 and $0)	3,280	2,634
General and administrative (includes non-cash stock compensation of $798 and $33)	2,385	1,121
Amortization of intangibles	259	149
In-process research and development	469	—
Other charges	76	—

Total cost and operating expenses	10,296	6,509

Operating loss	(2,280)	(1,499)
Other income, net	126	211

Loss before income taxes	(2,154)	(1,288)
Provision for income taxes	(107)	(88)

Net loss	$(2,261)	$(1,376)

Basic and diluted net loss per common share	$(0.05)	$(0.03)

Shares used in computing basic and diluted net loss per common share	48,266	45,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUMATECH, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended October 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,261)	$(1,376)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development	469	—
Allowance for (recovery of) doubtful accounts	40	(142)
Inventory reserves	30	30
Depreciation	238	382
Amortization	259	149
Non-cash stock compensation	1,256	62
Realized gain on sale of investments	—	(10)
Changes in operating assets and liabilities:
Accounts receivable	(750)	214
Inventories	(170)	(29)
Other current assets	215	(36)
Accounts payable	(206)	(160)
Accrued liabilities	(2,148)	(546)
Deferred revenue	63	38
Other assets and liabilities	(317)	(2)

Net cash used in operating activities	(3,282)	(1,426)

Cash flows from investing activities:
Purchase of property and equipment	(328)	(48)
Purchase of short-term investments	(4,073)	(5,141)
Proceeds from the sales of short-term investments	2,175	6,844
Proceeds from the maturities of short-term investments	1,000	3,100

Net cash provided by (used in) investing activities	(1,045)	4,755

Cash flows from financing activities:
Principal payments on borrowings	—	(2,000)
Note repayments from stockholders	—	330
Proceeds upon exercise of stock options	1,307	1
Proceeds from ESPP shares issued	147	92

Net cash provided by (used in) financing activities	1,454	(1,577)

Net increase (decrease) in cash and cash equivalents	(2,873)	1,752
Cash and cash equivalents at beginning of period	7,842	4,331

Cash and cash equivalents at end of period	$4,969	$6,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PUMATECH, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of Pumatech, Inc. (the “Company”) as of October 31, 2003 and for the three months ended October 31, 2003 and 2002 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003. The condensed consolidated balance sheet as of July 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim period ended October 31, 2003 are not necessarily indicative of results to be expected for the full year.

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows since inception. The Company incurred a net loss of approximately $2,261,000 for the three months ended October 31, 2003 and negative cash flows from operations of approximately $3,282,000 for the three months ended October 31, 2003. The Company’s cash balances may decline further, although the Company believes that the effects of its strategic actions implemented to improve revenue as well as control costs along with existing cash resources will be adequate to fund its operations for at least the next 12 months. Failure to generate sufficient revenues or control spending could adversely affect the Company’s ability to achieve its business objectives.

Use of Estimates and Assumptions

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to provision for doubtful accounts, channel inventory and product returns, valuation of intangibles, investments and other long-lived assets, restructuring accruals, license and service revenue recognition and contingencies, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for taking judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company currently sells its products directly to individuals, small businesses and corporations, to original equipment manufacturers (OEMs) and to distributors and value-added resellers in North America, Europe, the Asia-Pacific region, South America and Africa. Revenue from products distributed indirectly through major distributors and resellers is recognized at the time these distributors and resellers sold the products to their customers. Agreements with the Company’s major distributors and resellers contain specific product return privileges for stock rotation and obsolete products that are generally limited to contractual amounts. Reserves for estimated future returns are provided for upon revenue recognition. Product returns are recorded as a reduction of revenues. Accordingly, the Company has established a product returns reserve composed of 100% of product inventories held at the Company’s distribution partners, as well as an estimated amount for returns from customers of the distributors and other resellers as a result of stock rotation and obsolete products, among others. Such reserves are based on:

•	historical product returns and inventory levels on a product by product basis;

•	current inventory levels and sell through data on a product by product basis as reported by the Company’s major distributors worldwide;

•	demand forecast by product in each of the principal geographic markets, which is impacted by the Company’s product release schedule, seasonal trends and analyses developed by the Company’s internal sales and marketing group; and

•	general economic conditions.

Revenue from OEMs under minimum guaranteed royalty arrangements, which are not subject to future obligations, is recognized when such royalties are earned and become payable. Royalty revenue that is subject to future obligations is recognized when such obligations are fulfilled. Royalty revenue that exceeds minimum guarantees is recognized in the period earned.

Stock-Based Compensation

The Company accounts for non-cash stock-based employee compensation using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees and Related Interpretations,” and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosures.” Stock and other equity instruments issued to non-employees is accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue (EITF) No. 96-18, “Accounting for Equity Instruments Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services” and valued using the Black Scholes model. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 28.

If compensation cost for the Company’s stock plans had been determined consistent with SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company’s net loss and loss per common share would have been adjusted to the pro-forma amounts indicated below (in thousands, except per common share data):

	Three Months Ended October 31,
	2003	2002
Net loss as reported	$(2,261)	$(1,376)
Add: Stock-based employee compensation expense included in reported net loss	1,256	62
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(558)	(158)

Pro forma net loss	(1,563)	(1,472)

Basic and diluted net loss per common share as reported	$(0.05)	$(0.03)

Basic and diluted pro forma net loss per common share	$(0.03)	$(0.03)

The stock-based employee compensation expense included in reported net loss reflects the effect of an increase in the Company’s stock price during the first quarter of fiscal 2004 on stock options accounted for using variable accounting.

Because the Black-Scholes option valuation model was developed for traded options and requires the input of subjective assumptions and the number of future shares to be issued or cancelled is not known, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Note 2 Recently Issued Accounting Pronouncement

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

FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 were required to be applied for the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN No. 46 to the end of the first interim or annual period ending after December 15, 2003 for those variable interest entities created or acquired prior to February 1, 2003. As a result, the Company has not adopted FIN No. 46 as of October 31, 2003. The Company is currently studying the impact of FIN No. 46 on its consolidated financial position, results of operations and cash flows.

Note 3 Balance Sheets Components

Inventories, net, consist of the following (in thousands):

	October 31, 2003	July 31, 2003
Raw materials	$232	$61
Finished goods and work-in-process	21	52

Inventories	$253	$113

Property and equipment, net, consist of the following (in thousands):

	October 31, 2003	July 31, 2003
Computer equipment and software	$5,209	$4,895
Furniture and office equipment	1,540	1,511
Leasehold improvements	795	792

	7,544	7,198
Less: Accumulated depreciation and amortization	(6,283)	(6,045)

Property and equipment, net	$1,261	$1,153

Property and equipment includes assets financed under capital lease obligations of approximately $181,000 and zero, net of accumulated depreciation, as of October 31, 2003 and 2002, respectively. Refer to Note 8. The depreciation expense for the three months ended October 31, 2003 and 2002 was $238,000 and $382,000, respectively.

Note 4 Acquisitions

Spontaneous Technology, Inc.

On September 17, 2003, the Company consummated the acquisition of substantially all of the assets of Spontaneous Technology, Inc. of Salt Lake City, Utah, a provider of enterprise Virtual Private Network (sVPN™) software designed to extend existing corporate applications to most wireless devices. Under the terms of the agreement, the Company issued a total of 869,259 shares of Pumatech’s common stock valued at approximately $2,999,000 using the five-trading-day average price surrounding the date the acquisition was announced of $3.45 per share, less estimated registration costs. The number of shares were calculated using the average price of the Company’s common stock for ten consecutive trading days ended three business days prior the date of acquisition. There are 224,417 additional shares held in escrow that are contingently issuable upon satisfaction of a pre-acquisition clause. Additionally, depending upon the Company’s revenues associated with sales of its products including certain technology of Spontaneous Technology during the period ending September 30, 2004, the Company may be required to pay Spontaneous Technology additional consideration of up to $7,000,000 in shares of Pumatech’s common stock.

The condensed consolidated financial statements include the results of operations of Spontaneous Technology since the date of acquisition. Under the purchase method of accounting, the total purchase price was allocated to Spontaneous Technology’s net tangible and intangible assets based upon their estimated fair value as of the acquisition date. The purchase price of $3,299,000 (including estimated acquisition costs of $300,000) was assigned to the fair value of the assets acquired, including the following (in thousands):

Tangible assets acquired	$18
Liabilities assumed	(1,726)
In-process research and development	469
Developed and core technology	889
Patents	168
Customer base	499
Goodwill	2,982

$3,299

The allocation of purchase price was based on a valuation of assets acquired and liabilities assumed determined with the assistance of an independent appraiser. This allocation was generally based on the fair value of these assets determined using the income approach.

Of the total purchase price, $1,556,000 was allocated to amortizable intangibles included in the above list. The amortizable intangible assets are being amortized using the straight-line method over the estimated useful life of the respective assets of 4 years. Refer to Note 5.

As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use. Accordingly, the Company expensed the in-process research and development at the date of the acquisition.

The amount of the purchase price allocated to in-process research and technology was based on established valuation techniques used in the high-technology software industry. The fair value assigned to the acquired in-process research and development was determined using the income approach, which discounts expected future cash flows to present value. The key assumptions used in the valuation include, among others, expected completion date of the in-process projects identified as of the acquisition date, estimated costs to complete the projects, revenue contributions and expense projections assuming the resulting product has entered the market, and discount rate based on the risks associated with the development life cycle of the in-process technology acquired. The discount rate used in the present value calculations are normally obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates. The Company assumes the pricing model for the resulting product of the acquired in process research and technology to be standard within its industry. The Company, however, did not take into consideration any consequential amount of expense reductions from integrating the acquired in-process technology with other existing in-process or completed technology. Therefore, the valuation assumptions do not include significant anticipated cost savings.

The key assumptions underlying the valuation of acquired in-process research and development from Spontaneous Technology are as follows (in thousands):

Project names: Version upgrade of Spontaneous Technology’s secure Virtual Private Network (sVPN)

Percent completed as of acquisition date: 60%

Estimated costs to complete technology at acquisition date: $125,000

Risk-adjusted discount rate: 22%

First period expected revenue: calendar year 2004

The development of above technology remains highly dependent on the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for a new product, and significant competitive threats from several companies. The nature of the efforts to develop this technology into a commercially viable product consists primarily of planning, designing, experimenting, and testing activities necessary to determine that the technology can meet market expectations, including functionality and technical requirements. Failure to bring the product to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on the Company’s business and operating results.

Subsequent to the acquisition of Spontaneous Technology, there have been no significant developments related to the current status of the acquired in-process research and development project that would result in material changes to the assumptions.

A preliminary estimate of $2,982,000 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but will be tested for impairment (a tax deductible charge) at least annually.

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

The following unaudited pro-forma consolidated financial information reflects the results of operations for the three months ended October 31, 2003 and 2002, as if the asset acquisition of Spontaneous Technology and Starfish had occurred on the beginning of each period presented and after giving effect to purchase accounting adjustments. Loudfire’s results of operations have been excluded from the pro forma financial information as amounts are considered immaterial to the Company. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on the beginning of each period presented. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations (in thousands, except per share data):

	Three Months Ended October 31,
	2003	2002
Pro forma revenue	$8,016	$5,066

Pro forma net loss	$(1,792)	$(3,360)

Pro forma basic and diluted net loss per common share	$(0.04)	$(0.07)

The in-process research and development of $469,000 relating to Spontaneous Technology is charged to operations on the acquisition date during the first quarter of fiscal 2004. The in-process research and development charge has not been included in the above pro forma financial information as it represents a non-recurring charge directly related to the acquisition.

Synchrologic, Inc.

On September 15, 2003, the Company announced that it had entered into a definitive merger agreement dated September 14, 2003 to purchase all of the issued and outstanding stock of Synchrologic, Inc. headquartered in Atlanta, Georgia. Under the terms of the agreement, each share of Synchrologic capital stock will be converted into the right to receive the number of shares (or the fraction of a share) of the Company’s common stock corresponding to the exchange ratio applicable to the class and series of Synchrologic capital stock being converted. The total number of shares of the Company’s common stock to be issued in the merger will be determined by dividing $60,000,000 by the average closing price of the shares of the Company’s common stock for the thirty consecutive trading days ending on the last complete trading day immediately preceding the closing date of the merger (which amount is subject to adjustment based on the transaction expenses incurred by Synchrologic in connection with the merger), provided that the number of shares of the Company’s common stock shares shall not exceed 19,800,000 or be fewer than 16,200,000 (in each case subject to adjustment based on the transaction expenses incurred by Synchrologic in connection with the merger). The Company will also assume certain liabilities equaling approximately $5,093,065 and incur direct transaction costs of approximately $650,000. Further, upon the execution of the definitive agreement, the Company and Synchrologic agreed to dismiss the Company’s outstanding litigation against Synchrologic with prejudice as of September 17, 2003, thereby permanently ending this specific suit. Completion of the acquisition is subject to approval by the Company’s and Synchrologic’s shareholders, as well as customary regulatory approvals and other post-signing conditions. The Company anticipates completion of the transaction by the end January 2004. Synchrologic’s product line provides mobile access to enterprise applications, email and personal information management (PIM) data, file content, intranet sites, and Web content, while giving information technology (IT) groups the tools to manage mobile devices remotely. A licensing agreement signed by both companies enables the Company to market and sell Synchrologic’s Mobile Suite platform immediately as the Company’s server-based synchronization solution for enterprise customers. Should the merger fail to occur, the licensing will continue through the end of the three-year term of the agreement. In the event that the merger is not completed, the Company may be required to pay Synchrologic a termination fee of $3,000,000, and even if the merger is not completed, costs related to the proposed merger, such as legal, accounting, and some advisory fees, must be paid.

Note 5 Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but will be tested for impairment at least annually. The Company performs the annual impairment tests in the fourth quarter of each fiscal year. The Company currently only has one reporting unit, therefore all of the goodwill has been assigned to the enterprise as a whole. As of October 31, 2003, goodwill amounted to $5,713,000, of which $2,982,000 resulted from the acquisition of substantially all of the assets of Spontaneous Technology during the first quarter of fiscal 2004.

Other intangible assets, net, consist of the following (in thousands, except weighted average useful life):

		October 31, 2003			July 31, 2003
	Weighted Average Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	4 years	$8,805	$(6,133)	$2,672	$7,900	$(5,980)	$1,920
Patents	4 years	370	(35)	335	202	(17)	185
Trademarks	3 years	52	(10)	42	52	(6)	46
Customer base	4 years	931	(67)	864	431	(25)	406
Covenant not-to-compete	2 years	101	(14)	87	100	(1)	99
Existing contracts	9 months	310	(261)	49	310	(232)	78

		$10,569	$(6,520)	$4,049	$8,995	$(6,261)	$2,734

Other intangibles as of October 31, 2003 include a total of approximately $1,556,000 amortizable identifiable intangibles obtained from the Company’s acquisition of substantially all of the assets of Spontaneous Technology during the first quarter of fiscal 2004 and an $18,000 adjustment to the amortizable identifiable intangibles obtained from the Company’s asset purchase of Loudfire, Inc. during fiscal 2003.

The amortization of other intangible assets for the first quarter of fiscal 2004 and 2003 amounted to $259,000 and $149,000, respectively. Of the total amortization of other intangible assets, $153,000 and, $147,000 relate to developed technology for the first quarter of fiscal 2004 and 2003, respectively. The Company continues to amortize other intangible assets and is required to review such assets for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” reassess their useful lives and make any necessary adjustments. Based on acquisitions completed as of October 31, 2003, the estimated future amortization expense of other intangible assets is as follows (in thousands):

Nine months ending July 31, 2004	$867
Fiscal year ending July 31,
2005	1,133
2006	1,059
2007	941
2008	49

$4,049

Note 6 Related Party Transactions

On September 30, 2003, the Company’s board of directors approved change of control agreements with three of the Company’s officers that provides for 12 months acceleration of vesting of each individual’s options held at the time of the change of control. In addition, the Company granted these individuals options to purchase an aggregate of an additional 425,000 shares of the Company’s common stock. As of the date of grant, the option shares will vest over four years, with 25% vesting after one year and then 1/48th vesting monthly thereafter. The Company accounts for these options using the guidance prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees and Related Interpretations,” and EITF No. 00-23, “Issues Relating to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44.”

Note 7 Restructuring Accrual

The Company implemented a number of cost-reduction plans aimed at reducing costs that were not integral to its overall strategy, better aligning its expense levels with current revenue levels and ensuring conservative spending during periods of economic uncertainty. These initiatives included a reduction in workforce and facilities consolidation.

The following table sets forth the activity in the restructuring accrual account for the three months ended October 31, 2003 (in thousands):

Consolidation of Excess Facilities
Balance at July 31, 2003	$1,766
Cash payments	(382)

Balance at October 31, 2003	$1,384

The remaining unpaid amount as of October 31, 2003 of $1,384,000, related to the net lease expense due to the consolidation of excess facilities, will be paid over the respective lease terms through May 2006 using cash from operations. The current and long-term portions of the underlying accrual of $925,000 and $459,000 are classified as

“Accrued Liabilities” and “Other Liabilities,” respectively, in the condensed consolidated balance sheet as of October 31, 2003.

The Company continually evaluates the balance of the restructuring reserve it records in prior periods based on the remaining estimated amounts to be paid. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

Note 8 Commitments and Contingencies

Leases

During the first quarter of fiscal 2004, the Company entered into a capital lease agreement for a phone system, which expires in November 2007. Assets and future obligations related to the capital lease are included in the accompanying condensed consolidated balance sheet as of October 31, 2003 in property and equipment and liabilities, respectively. Depreciation of assets held under the capital lease is included in depreciation and amortization expense. Future minimum lease payments for the non-cancelable capital lease agreement at October 31, 2003, were as follows (in thousands):

Capital Lease
Nine months ending July 31, 2004	$36
Fiscal year ending July 31,
2005	47
2006	47
2007	47
2008	12

Total minimum future lease payments for capital lease	189
Amount representing interest	(8)

Present value of minimum lease payments	181
Current portion of obligations under capital lease	44

Long-term obligations under capital lease	$137

The Company leases its facilities under operating leases that expire at various dates through June 2006. The leases provide for escalating lease payments. Future minimum lease payments for all operating lease agreements at October 31, 2003, were as follows (in thousands):

	Operating Leases	Proceeds from Subleases	Future Minimum Lease Payments
Nine months ending July 31, 2004	$2,299	$(507)	$1,792
Fiscal year ending July 31,
2005	2,679	(502)	2,177
2006	1,717	(18)	1,699

	$6,695	$(1,027)	$5,668

Approximately $1,215,000 of the total future minimum lease payments relates to the Company’s excess facilities and is included in the restructuring accrual described in Note 7.

Guarantees

At October 31, 2003 and July 31, 2003, the Company had two letters of credit that collateralize certain operating lease obligations and total approximately $408,000. The Company collateralizes these letters of credit with cash deposits made with some of its financial institutions and has classified the short-term and the long-term portions of approximately $112,000 and $296,000 as “Other Current Assets” and “Restricted Cash,” respectively, in the condensed consolidated balance sheets as of October 31, 2003 and July 31, 2003. The Company’s landlords are able to draw on each respective letter of credit in the event that the Company is found to be in default of its obligations under each of its operating leases.

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

The Company accrues for warranty expenses at the time revenue is recognized and maintains a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs. In other instances, additional amounts are recorded when such costs are probable and can be reasonably estimated. The warranty accrual is reviewed at least quarterly. As of October 31, 2003, the warranty accrual was $200,000, which approximates the balance as of July 31, 2003.

Indemnification Obligations

On certain occasions, the Company provides to its customers intellectual property indemnification, subject to certain limitations, in its arrangements for the Company’s software products or services. Typically these obligations provide that the Company will indemnify, defend and hold the customers harmless against claims by third parties that its software products or services infringe upon the copyrights, trademarks, patents or trade secret rights of such third parties. As of October 31, 2003, no such claim has been made by any third party with regard to the Company’s software products or services. The liability reserve for indemnification obligations is not significant.

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

Litigation

On December 5, 2002, the Company filed a patent infringement suit against Synchrologic, Inc. in the United States District Court for the Northern District of California, alleging that Synchrologic’s server and desktop products infringe on six of Pumatech’s synchronization-related patents. As a result of the Company’s definitive agreement dated September 14, 2003 to purchase all of the issued and outstanding stock of Synchrologic, the Company and Synchrologic agreed to dismiss the Company’s outstanding litigation against Synchrologic with prejudice as of September 17, 2003, thereby permanently ending this specific suit.

On April 19, 2002, the Company filed a patent infringement suit against Extended Systems, Inc. in the United States District Court for the Northern District of California (the “Court”). The Company alleged that Extended Systems’ server and desktop products infringe on seven of its synchronization-related patents. The Company seeks an injunction against future sales of Extended Systems’ infringing server and desktop products, as well as monetary damages for past sales of the infringing products. The Company further alleged that Extended Systems’ infringement of the synchronization patents was willful and deliberate, entitling the Company to an award of treble damages, costs and reasonable attorneys’ fees. On May 28, 2002, the Company filed an amended complaint in the lawsuit, adding claims of trademark infringement, unfair competition and interference with contract, all in connection with Extended Systems’ use of Satellite Forms® trademark. On December 11, 2002, the Company again amended its complaint to add another claim for infringement of an eighth synchronization-related patent. Extended Systems has denied the Company’s charges, raised a number of affirmative defenses to the Company’s claims, and requested a declaration from the Court that the Company’s eight patents are invalid and not infringed. The Company believes that its patent infringement claims have merit and intends to pursue those claims vigorously.

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

Note 9 Net Loss Per Common Share

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

Basic and diluted net loss per common share were calculated as follows (in thousands, except per common share amounts):

	Three Months Ended October 31,
	2003	2002
Numerator:
Net loss	$(2,261)	$(1,376)

Denominator:
Weighted average shares outstanding used to compute basic and diluted net loss per common share	48,266	45,383

Basic and diluted net loss per common share	$(0.05)	$(0.03)

All common shares that were held in escrow and that were subject to repurchase by the Company, totaling approximately 517,000 and 653,000 as of October 31, 2003 and 2002, respectively, were excluded from basic and diluted net loss per common share calculations.

Potential common shares attributable to stock options, warrants, shares held in escrow and shares subject to repurchase by the Company, of 7,734,729 and 7,344,331 were outstanding at October 31, 2003 and 2002, respectively. However, as a result of the net loss incurred by the Company in the three months ended October 31, 2003 and 2002, none of the shares were included in the weighted average outstanding shares (using the treasury stock method) used to calculate net loss per common share because the effect would have been antidilutive.

Note 10 Comprehensive Loss

Accumulated other comprehensive loss on the condensed consolidated balance sheets consists of net unrealized gain/loss on available for sale investments and foreign currency translation adjustments. Total comprehensive loss for the three months ended October 31, 2003 and 2002, respectively, is presented in the following table (in thousands):

	Three Months Ended October 31,
	2003	2002
Net loss	$(2,261)	$(1,376)
Other comprehensive loss:
Change in net unrealized loss on investments	(29)	(30)
Realized gain on investments	—	10
Change in currency translation adjustments	54	(2)

Total other comprehensive loss	25	(22)

Total comprehensive loss	$(2,236)	$(1,398)

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

Revenue is attributed to regions based on the location of customers. Revenue information by geographic region is as follows (in thousands):

	Three Months Ended October 31,
	2003	2002
North America	$5,444	$3,546
Japan	1,920	872
Other International	652	592

Total revenue	$8,016	$5,010

Substantially all of the Company’s long-lived assets are in the United States.

Revenue information by product group is as follows (in thousands):

	Three Months Ended October 31,
	2003	2002
Enterprise and retail products	$2,877	$2,993
Technology licensing components	5,139	2,017

Total revenue	$8,016	$5,010

The Company’s enterprise and retail products include Intellisync®, Intellisync: Phone Edition, Enterprise Intellisync®, Enterprise Intellisync Server and Satellite Forms® software, as well as related support and maintenance. As a result of signing both a definitive agreement to acquire Synchrologic, Inc. and a subsequent licensing agreement, Pumatech has started to derive enterprise revenue from sales of the Synchrologic Mobile Suite platform. Technology licensing components include various licensed technology platforms, including Intellisync Software Development Kit (Intellisync SDK); Pumatech’s Application Data Synchronization platform; professional services; non-recurring engineering services; related maintenance contract programs; and the phasing-out Intellisync for Notebooks.

Revenue from Research In Motion Limited accounted for 10% of the Company’s total revenue for the three months ended October 31, 2003. Products sold through Ingram Micro US, a distributor, accounted for 12% of the Company’s total revenue in the three months ended October 31, 2002. No other customers accounted for more than 10% of total revenue during these periods.

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

Management’s discussion and analysis includes:

•	Business overview.

•	A comparison of our results of operations in the three months ended October 31, 2003 with the results in the corresponding period in fiscal 2003.

•	Recently issued accounting pronouncements.

•	A discussion of our operating liquidity and capital resources.

•	A discussion of factors that may affect our future operating results.

Business Overview

Pumatech, Inc. develops, markets and supports synchronization, mobile-application development, and mobile-application management/device management software that enables consumers, business professionals and information technology (IT) professionals to extend the capabilities of enterprise groupware and vertical applications, handheld organizers/computers, Web-enabled cellular phones, pagers and other wireless or wireline personal communications platforms. Designed to connect people with essential information, anytime and anywhere, our product family includes the following offerings:

•	Intellisync®, Intellisync: Phone Edition, Enterprise Intellisync®, Enterprise Intellisync Server and Satellite Forms® software;

•	TrueSync® software developed by our wholly owned subsidiary, Starfish Software, Inc.;

•	Intellisync for Oracle software;

•	Intellisync goAnywhere software acquired from Loudfire, Inc.;

•	our technology licensing software: the Intellisync Software Development Kit (Intellisync SDK) and our new Application Data Synchronization platform;

•	Synchrologic Mobile Suite enterprise server platform, resulting from the definitive merger agreement signed by Pumatech to acquire Synchrologic, Inc. A licensing agreement gives us the ability to sell Synchrologic’s Mobile Suite beginning September 14, 2003. Should the acquisition fail to occur, the licensing will continue through the end of the three-year term of the agreement.

We have organized our operations into a single operating segment encompassing the development, marketing and support of software and services that provide synchronization, mobile application development, application/device management, real-time remote information access, and secure Virtual Private Network (sVPN™ - obtained from our acquisition of substantially all of the assets of Spontaneous Technology, Inc. on September 17, 2003).

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

Part of our business strategy is to enhance shareholder value through acquisitions that target companies where our management, shareholders and corporate structure can be leveraged to improve strategic market position and growth potential in both emerging and established technologies. Our recent acquisitions, together with our internal development efforts, have been aimed at expanding our focus from cabled synchronization to synchronization for wireless handhelds, smartphones, laptops and tablets, where a number of industry analysts, such as International Data Corporation (IDC), predict important growth in the near future. With the asset purchase of Spontaneous Technology and planned acquisition of Synchrologic, we believe our management and employee efforts should continue to aid in our growth and development.

Acquisitions

On September 17, 2003, we consummated the acquisition of substantially all of the assets of Spontaneous Technology, Inc. of Salt Lake City, Utah, a provider of enterprise Virtual Private Network (sVPN™) software designed to extend existing corporate applications to most wireless devices.

On September 15, 2003, we announced that we had entered into a definitive merger agreement dated September 14, 2003 to purchase all of the issued and outstanding stock of Synchrologic, Inc. headquartered in Atlanta, Georgia. Completion of the acquisition is subject to approval by our and Synchrologic’s shareholders, as well as customary regulatory approvals and other closing conditions. We anticipate completion of the transaction by the end of January 2004. Synchrologic’s product line provides mobile access to enterprise applications, email and personal information management (PIM) data, file content, intranet sites, and Web content. A licensing agreement signed by both companies enables us to market and sell Synchrologic’s Mobile Suite platform as our server-based synchronization solution for enterprise customers beginning September 14, 2003. Should the acquisition fail to occur, the licensing agreement will continue through the end of the three-year term of the agreement. We expect to maintain and enhance Synchrologic’s Mobile Suite platform, which will form the cornerstone of our server-based enterprise synchronization offering. We believe that the acquisition of Synchrologic will enhance our enterprise offerings, while also serving to bolster our position, patent portfolio and technology leadership in the synchronization and mobile infrastructure software arenas.

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

Refer to the caption “Acquisitions” under Liquidity and Capital Resources below for further details.

Results of Operations

The following table sets forth items included in the condensed consolidated statements of operations as a percentage of revenue for the periods indicated. Certain prior period amounts were reclassified to conform to the current period’s presentation.

	Three Months Ended October 31,
	2003	2002
Revenue
License	65.7%	81.1%
Services	34.3	18.9

Total revenue	100.0%	100.0%

Cost and operating expenses:
Cost of revenue	20.4	16.4
Research and development	27.4	35.5
Sales and marketing	40.9	52.6
General and administrative	29.8	22.4
Amortization of intangibles	3.2	3.0
In-process research and development	5.8	—
Other charges	1.0	—

Total cost and operating expenses	128.5	129.9

Operating loss	(28.5)	(29.9)
Other income, net	1.6	4.2

Loss before income taxes	(26.9)	(25.7)
Provision for income taxes	(1.3)	(1.8)

Net loss	(28.2)%	(27.5)%

Revenue. We derive revenue from two primary sources: software licenses and fees for services. Revenue for the three months ended October 31, 2003 and 2002 was $8,016,000 and $5,010,000, respectively. The 60% increase in revenue in the three months ended October 31, 2003, compared with the corresponding period in fiscal 2003 was led by a 437% or approximately $1,734,000 increase in revenue from professional services. This increase in revenue from professional services represents approximately 63% of our service revenue.

Our acquisition of Starfish Software, Inc. and asset purchase of Loudfire in fiscal 2003, as well as our recent asset purchase of Spontaneous Technology and licensing agreement with Synchrologic to market and sell Synchrologic’s Mobile Suite platform, are expected to provide us with access to new technology capabilities, potential access to new markets and customers and other revenue-generation opportunities. We expect revenue benefits over time through resulting synergies in technology, product development and operations. Starfish, Loudfire and Spontaneous Technology, as well as the licensing agreement with Synchrologic, have made positive contributions to revenue in the first quarter of fiscal 2004. We believe that new and existing products based upon the technologies from Starfish, Loudfire, Spontaneous Technology, and Synchrologic could continue to have a positive impact on revenues in the remainder of fiscal 2004.

•	License Revenue. License revenue is earned from the sale and use of software products (including our technology licensing components) and royalty agreements with OEMs. License revenue for the three months ended October 31, 2003 increased by 30% to $5,270,000 compared with $4,063,000 for the corresponding period in fiscal 2003. The increase in license revenue reflected an increase of $1,421,000 in revenue from technology licensing components, partially offset by a decrease of $214,000 in revenue from enterprise and retail products and the phasing-out legacy personal computers or notebooks business (Intellisync for Notebooks royalty revenue). Approximately 17% of the increase in our license revenue was contributed by our licensing agreement with Synchrologic.

•	Service Revenue. Service revenue is derived from fees for services, including fixed-price and time-and-materials professional services arrangements and amortization of maintenance contract programs. Service revenue for the three months ended October 31, 2003 increased by 190% to $2,746,000 compared with $947,000 for the corresponding period in fiscal 2003. The increase in service revenue resulted from an increase of approximately $1,734,000 in professional service revenue associated with our technology licensing partners and $65,000 in amortization of our maintenance contract programs triggered by our increased effort to renew maintenance agreements within the existing customer base. Approximately 49% of the increase in our service revenue was contributed by Starfish, Loudfire and Spontaneous Technology.

Our enterprise and retail products revenue includes sales to the channel and retail, as well as direct sales of our personal and server products licensed to corporations for internal use. Enterprise and retail products include Intellisync, Intellisync: Phone Edition, Enterprise Intellisync, Enterprise Intellisync Server and Satellite Forms software, as well as related support and maintenance. Total enterprise and retail products revenue decreased by 4% to $2,877,000 for the three months ended October 31, 2003 compared with $2,993,000 for the corresponding period in fiscal 2003. The decline in enterprise and retail products revenue resulted from a decrease of $738,000 in our enterprise server products, slightly offset by an increase of $560,000 in retail sales of our Intellisync software, as well as an increase of $62,000 in revenue from amortization of support and maintenance. The mid-quarter transition in our enterprise server offering from Enterprise Intellisync Server to the Synchrologic Mobile Suite had a negative short-term impact on enterprise revenues in both the United States and Europe, as did late-summer seasonality. We believe that, while the forward pipeline for server deals has improved, the short time period prior to quarter-end limited the revenue benefit in the first quarter of fiscal 2004. We expect revenue from enterprise and retail products to improve in the following quarter principally due to the holiday season, as well as a full quarter’s benefit of the Synchrologic Mobile Suite.

Technology licensing components include various licensed technology platforms, including Intellisync SDK; Pumatech’s Application Data Synchronization platform; professional services; non-recurring engineering services; related maintenance contract programs; and the phasing-out Intellisync for Notebooks. Total technology licensing revenue increased by 155% to $5,139,000 for the three months ended October 31, 2003 compared with $2,017,000 for the corresponding period in fiscal 2003. The increase in technology licensing revenue resulted from an increase in professional services of approximately $1,734,000 and Intellisync SDK revenue of approximately $1,421,000, offset by a decrease of $33,000 in revenue from Intellisync for Notebooks.

International revenue continues to represent a significant portion of our revenue. International revenue for the three months ended October 31, 2003 was $3,376,000, or 42% of total revenue, as compared with $1,620,000, or 32% of total revenue, for the corresponding period in fiscal 2003. The year-over-year increase in our international revenues accounted for 58% of our total revenue increase for the first quarter of fiscal 2004. The increase in our professional services revenue and the number of our international technology licensing partners, particularly in Japan, resulted in an increase in our international revenue during this period. We believe our international revenue will fluctuate on a quarter to quarter basis as we periodically enter into new agreements for professional services and new international partner contracts for technology licensing. International revenue may be subject to certain risks not normally encountered in operations in the United States, including exposure to tariffs, various trade regulations, fluctuations in currency exchange rates, as well as international software piracy. We believe that continued growth could require further expansion in international markets. We have utilized, and may continue to utilize, substantial resources both to expand and establish international operations in the future.

Revenue from Research In Motion Limited accounted for 10% of our total revenue for the three months ended October 31, 2003. Products sold through Ingram Micro US, a distributor, accounted for 12% of our total revenue in the three months ended October 31, 2002. No other customers accounted for more than 10% of total revenue during these periods.

Deferred revenue results from the billing of fees from our customers for the purchase of license agreements and maintenance services for which we have not yet recognized revenue. We recognize the respective revenue after meeting the terms and conditions detailed in our revenue recognition policy. Deferred revenue increased slightly to $2,078,000 at October 31, 2003 compared with $2,015,000 at July 31, 2003, due to the addition of a number of agreements with future performance obligations as a result of our recent acquisitions.

Cost of Revenue. Cost of revenue consists of license costs and service costs. License costs comprise product-packaging expenses such as product media and duplication, manuals, packing supplies, and shipping costs. Service costs comprise personnel-related expenses such as salaries and other related costs associated with work performed under professional service contracts, non-recurring engineering agreements, and post-sales customer support costs. Service costs can be expected to vary significantly from period to period depending on the mix of services we provide.

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

Cost of revenue in the three months ended October 31, 2003, was $1,634,000, or 20% of revenue compared with $824,000, or 16% of revenue in the corresponding period in fiscal 2003. The increase in cost of revenue in absolute dollars and as a percentage of revenue reflected the increase in professional services costs as a result of the Starfish acquisition in the second half of fiscal 2003. The increase was also due to $121,000 variable accounting charge associated with certain outstanding stock options as a result of an increase in our stock price. We expect cost of revenue, excluding the effects of stock compensation, in absolute dollars to increase slightly relative to that of the first quarter of fiscal 2004 as we realize a full-quarter effect of the acquired workforce from Spontaneous Technology. However we believe cost of revenue as a percentage of revenue could decrease slightly for the next quarter as an overall effect of an expected further increase in total revenue.

Research and Development. Research and development expenses consist primarily of salaries and other related costs for research and development personnel, quality assurance personnel, product localization, fees to outside contractors and the cost of facilities and depreciation of capital equipment. We invest in research and development both for new products and to provide continuing enhancements to existing products. Our engineering group is currently aiming their efforts at expanding focus from cabled synchronization to synchronization for wireless handhelds, smartphones, laptops and tablets, at extending our core synchronization technology to increase scalability and extensibility, and at supporting next generation wireless technology and device platforms. Research and development expenses in the three months ended October 31, 2003, were $2,193,000, or 27% of revenue, compared with $1,781,000, or 36% of revenue in the corresponding period in fiscal 2003. The increase in research and development spending in absolute dollars was due to 23 additional engineering headcount associated with the recently established facility in Bulgaria and the asset purchase of Spontaneous Technology. The decrease in research and development spending as a percentage of revenue resulted from an increase in our total revenue. Excluding the effects of stock compensation, absolute research and development expenses are expected to increase slightly for the next quarter as a result of the full-quarter impact of various expenses associated with the workforce acquired from Spontaneous Technology. We believe that research and development expenses as a percentage of revenue could decrease for the next quarter as a result of an expected further increase in revenue.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, promotional expenses and other costs relating to sales and marketing employees, as well as to technical support personnel associated with pre-sales activities such as building brand awareness, performing product and technical presentations and answering customers’ product and service inquiries. Sales and marketing expenses in the three months ended October 31, 2003, were $3,280,000, or 41% of revenue compared with $2,634,000, or 53% of revenue. Sales and marketing expenses increased year-over-year in absolute dollars as a result of establishing strategic relationships with our existing and prospective enterprise customers, as well as increasing marketing program spending to support increased revenue activities. The increase was also due to $291,000 variable accounting charge associated with certain outstanding stock options as a result of an increase in our stock price. Sales and marketing expenses decreased as a percentage of revenue due to an increase in our total revenue. Excluding the effects of stock compensation, absolute sales and marketing expenses are expected to increase in the next quarter due to planned promotional spending for the holiday selling season and the retail launch of Intellisync: Phone Edition and Intellisync goAnywhere. We believe that sales and marketing expenses as a percentage of revenue could remain relatively flat or decrease slightly for the next quarter due to an expected further increase in our revenue.

General and Administrative. General and administrative expenses consist primarily of salaries and other costs relating to administrative, executive and financial personnel and outside professional fees. General and administrative expenses in the three months ended October 31, 2003, were $2,385,000, or 30% of revenue, compared with $1,121,000, or 22% of revenue, in the corresponding period in fiscal 2003. The major factors for the increase year-over-year in general and administrative spending in absolute dollars and as a percentage of revenue include an increase in our stock price that resulted in a significant increase of $765,000 in noncash variable accounting charges associated with certain outstanding stock options and an increase of $499,000 in outside services and other costs brought about primarily by legal costs associated with our ongoing patent infringement lawsuits. Excluding the effects of stock compensation, general and administrative expenses in absolute dollars and as a percentage of revenue are expected to decrease due to an anticipated decrease in legal expenses for the existing patent litigation.

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

Amortization of Other Intangibles. Amortization of other intangibles was $259,000 in the three months ended October 31, 2003 compared with $149,000 in the corresponding period in fiscal 2003. The increase in the amortization of other intangibles was primarily due to the impact of recently acquired intangibles from Starfish, Loudfire and Spontaneous Technology. Based on acquisitions completed as of October 31, 2003, we expect the future amortization expense of other intangible assets is as follows (in thousands):

Nine months ending July 31, 2004	$859
Fiscal year ending July 31,
2005	1,120
2006	1,059
2007	941
2008	49

$4,028

In-Process Research and Development. In the three months ended October 31, 2003, we recorded a charge of $469,000 for in-process research and development associated with the acquisition of substantially all of the assets of Spontaneous Technology. The purchase price of Spontaneous Technology was assigned to the fair value of the assets acquired, including the in-process research and development. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use. Accordingly, we expensed the in-process research and development at the date of the acquisition.

The amount of the purchase price allocated to in-process research and technology was based on established valuation techniques used in the high-technology software industry. The fair value assigned to the acquired in-process research and development was determined using the income approach, which discounts expected future cash flows to present value. The key assumptions used in the valuation include, among others, expected completion date of the in-process projects identified as of the acquisition date, estimated costs to complete the projects, revenue contributions and expense projections assuming the resulting product has entered the market, and discount rate based on the risks associated with the development life cycle of the in-process technology acquired. The discount rate used in the present value calculations is normally obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates. We assume the pricing model for the resulting product of the acquired in-process research and technology to be standard within its industry. We, however, did not take into consideration any consequential amount of expense reductions from integrating the acquired in-process technology with other existing in-process or completed technology. Therefore, the valuation assumptions do not include significant anticipated cost savings.

The key assumptions underlying the valuation of acquired in-process research and development from Spontaneous Technology are as follows (in thousands):

Project names: Version upgrade of Spontaneous Technology’s secure Virtual Private Network (sVPN)

Percent completed as of acquisition date: 60%

Estimated costs to complete technology at acquisition date: $125,000

Risk-adjusted discount rate: 22%

First period expected revenue: calendar year 2004

The development of above technology remains highly dependent on the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for a new product, and significant competitive threats from several companies. The nature of the efforts to develop this technology into a commercially viable product consists primarily of planning, designing, experimenting, and testing activities necessary to determine that the technology can meet market expectations, including functionality and technical requirements. Failure to bring the product to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on our business and operating results.

Subsequent to the acquisition of Spontaneous Technology, there have been no significant developments related to the current status of the acquired in-process research and development project that would result in material changes to the assumptions.

Other Charges. During the three months ended October 31, 2003, we incurred residual costs of approximately $76,000 for operating expenses, mainly legal and accounting, relating to an acquisition that we ceased pursuing.

Restructuring Accrual. We implemented a number of cost-reduction plans over the past few years aimed at reducing costs that were not integral to our overall strategy, better aligning our expense levels with current revenue levels and ensuring conservative spending during periods of economic uncertainty. These initiatives included a reduction in workforce and facilities consolidation.

The following table sets forth the activity in the restructuring accrual account for the three months ended October 31, 2003 (in thousands):

Consolidation of Excess Facilities
Balance at July 31, 2003	$1,766
Cash payments	(382)

Balance at October 31, 2003	$1,384

The remaining unpaid amount as of October 31, 2003 of $1,384,000, related to the net lease expense due to the consolidation of excess facilities, will be paid over the respective lease terms through May 2006 using cash from operations. The current and long-term portions of the underlying accrual of $925,000 and $459,000 are classified as “Accrued Liabilities” and “Other Liabilities,” respectively, in the condensed consolidated balance sheet as of October 31, 2003.

We continually evaluate the balance of the restructuring reserve it records in prior periods based on the remaining estimated amounts to be paid. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

We believe that the above restructurings have contributed towards the improvement in our gross and operating income during fiscal 2003 and the first quarter of fiscal 2004. We expect the cost savings brought about by these restructurings to continue for the remainder of fiscal 2004.

Other Income, net. Other income, net, represents interest earned on cash and short-term investments and realized gains on miscellaneous investments, offset by interest expense on debt, miscellaneous bank fees and charges, as well as other-than-temporary impairment of investments. Other income, net, for the three months ended October 31, 2003 was $126,000 as compared with $211,000 in the corresponding period in fiscal 2003. Other income, net, decreased due to lower rate of interest on reduced balances of cash and investments. We expect this trend to continue in the next few quarters as higher-yielding investments mature and proceeds are reinvested in lower-yielding securities.

Provision for Income Taxes. The provision for income taxes primarily represents foreign withholding taxes on royalties earned from certain foreign customers and, to a lesser extent, estimated taxes for foreign subsidiaries. The provision for income taxes in the three months ended October 31, 2003 was $107,000 compared with $88,000 in the corresponding period of fiscal 2003. We expect the provision for income taxes to increase moderately in the next quarter reflecting an expected slight growth in revenue from Japan and the related foreign tax withholdings.

Recently Issued Accounting Pronouncement

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 were required to be applied for the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN No. 46 to the end of the first interim or annual period ending after December 15, 2003 for those variable interest entities created or acquired prior to February 1, 2003. As a result, we have not adopted FIN No. 46 as of October 31, 2003. We are currently studying the impact of FIN No. 46 on our consolidated financial position, results of operations and cash flows.

Liquidity and Capital Resources

We invest excess cash predominantly in fixed income securities that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than two years with the intent to make such funds readily available for operating purposes, if needed. We ended the first quarter of fiscal 2004 with $25,155,000 in cash, cash equivalents and short-term investments. Cash and cash equivalents decreased by $2,873,000 or 4% during the first quarter of fiscal 2004 to $4,969,000 at October 31, 2003. Short-term investments increased by $869,000 or 4% to $20,186,000 during the same period.

Net cash used in operating activities primarily consists of net loss adjusted by purchased in-process research and development, provision for doubtful accounts, inventory reserves, depreciation and amortization, stock compensation and other non-cash expense items, and the effect of changes in working capital and other activities. Operating cash flow in the first quarter of fiscal 2004 comprised of $2,261,000 of net loss, adjusted by non-cash expense items as described above of $2,292,000 and $3,313,000 of net change in working capital items, compared with $1,376,000 of net loss, adjusted by non-cash expense items of $471,000 and $521,000 of net change in working capital items in the first quarter of fiscal 2003.

Net accounts receivable increased by $710,000 to $6,179,000 at October 31, 2003, from $5,469,000 at July 31, 2003. The increase in accounts receivable during the first quarter of fiscal 2004 resulted from an increase in revenue relative to the revenue from the fourth quarter of fiscal 2003, as well as a slight increase in day sales outstanding to 69 for the first quarter of fiscal 2004 from 67 for the fourth quarter of fiscal 2003. The fluctuation in day sales outstanding was primarily due to the timing of our billings and the prepayment of certain licensing and professional services revenue.

Net cash used in investing activities of $1,045,000 during the first quarter of fiscal 2004 resulted from cash paid of $4,073,000 for net purchase of short-term investments and $128,000 for capital expenditures, slightly offset by $3,175,000 proceeds from sales and maturities of short-term investments. Net cash provided by investing activities of $4,755,000 during the first quarter of fiscal 2003 resulted from sales and maturities for $9,944,000 of short-term investments, slightly offset by cash paid of $5,141,000 for short-term investments and $48,000 for capital expenditures.

Net cash provided by financing activities of $1,454,000 during the first quarter of fiscal 2004 resulted from issuances of common stock . Net cash used by financing activities of $1,577,000 during the first quarter of fiscal 2003 resulted from a $2,000,000 repayment on borrowings from a line of credit that expired in September 2002, partially offset by $330,000 of note repayments from stockholders and $93,000 proceeds from issuances of common stock.

Acquisitions

On September 17, 2003, we consummated the acquisition of substantially all of the assets of Spontaneous Technology, Inc. of Salt Lake City, Utah, a provider of enterprise Virtual Private Network (sVPN™) software designed to extend existing corporate applications to most wireless devices. Under the terms of the agreement, we issued a total of 869,259 shares of our common stock valued at approximately $2,999,000 using the five-trading-day average price surrounding the date the acquisition was announced of $3.45 per share, less estimated registration costs. The number of shares were calculated using the average price of our common stock for ten consecutive trading days ended three business days prior the date of acquisition. There are 224,417 additional shares held in escrow that are contingently issuable upon satisfaction of a pre-acquisition clause. Additionally, depending upon our revenues associated with sales of our products including certain technology of Spontaneous Technology during the period ending September 30, 2004, we may be required to pay Spontaneous Technology additional consideration of up to $7,000,000 in shares of our common stock.

On September 15, 2003, we announced that we had entered into a definitive merger agreement dated September 14, 2003 to purchase all of the issued and outstanding stock of Synchrologic, Inc. headquartered in Atlanta, Georgia. Under the terms of the agreement, each share of Synchrologic capital stock will be converted into the right to receive the number of shares (or the fraction of a share) of our common stock corresponding to the exchange ratio applicable to the class and series of Synchrologic capital stock being converted. The total number of shares of our common stock to be issued in the merger will be determined by dividing $60,000,000 by the average closing price of the shares of our common stock for the thirty consecutive trading days ending on the last complete trading day immediately preceding the closing date of the merger (which amount is subject to adjustment based on the transaction expenses incurred by Synchrologic in connection with the merger), provided that the number of shares of our common stock shares shall not exceed 19,800,000 or be fewer than 16,200,000 (in each case subject to adjustment based on the transaction expenses incurred by Synchrologic in connection with the merger). We will also assume certain liabilities equaling approximately $5,093,065 and incur direct transaction costs of approximately $650,000. Completion of the acquisition is subject to approval by our and Synchrologic’s shareholders, as well as customary regulatory approvals and other post-signing conditions. We anticipate completion of the transaction by the end of the calendar year 2003. A licensing agreement signed by both companies enables us to market and sell Synchrologic’s Mobile Suite platform immediately as our server-based synchronization solution for enterprise customers. Should the acquisition fail to occur, the licensing will continue through the end of the three-year term of the agreement.

For the next few quarters, we expect the asset purchase of Spontaneous Technology, as well as the new licensing agreement with Synchrologic, may bring modest improvement in our cash flows from operating activities with the realization of synergistic benefits and revenue opportunities.

Effects of Inflation

We believe that our financial results have not been significantly impacted by inflation and price changes during the first quarter of fiscal 2004.

Related Party Transactions

We have a full-recourse loan outstanding to our Chief Executive Officer with a principal amount of approximately $310,000, exclusive of accrued interest, as of October 31, 2003 and July 31, 2003. The loan carries an interest rate of 4.75% per annum and is payable on June 14, 2008. The due date may be accelerated due to a number of factors including, failure to make payments due under the note or termination of employment. The note is secured by shares of common stock purchased using the proceeds of the promissory note.

On September 30, 2003, our board of directors approved change of control agreements with three of our officers that provides for 12 months acceleration of vesting of each individual’s options held at the time of the change of control. In addition, the board of directors granted these individuals options to purchase an aggregate of an additional 425,000 shares of our common stock. As of the date of grant, the option shares will vest over four years, with 25% vesting after one year and then 1/48th vesting monthly thereafter.

Restricted Cash

We have restricted cash held by two financial institutions as collateral on letters of credit in connection with our lease of office spaces. Refer to the caption “Guarantees” below for further details.

Commitments

During the first quarter of fiscal 2004, we entered into a capital lease agreement for a phone system, which expires in November 2007. Assets and future obligations related to the capital lease are included in the accompanying condensed consolidated balance sheet as of October 31, 2003 in property and equipment and liabilities, respectively. Depreciation of assets held under the capital lease is included in depreciation and amortization expense. Future minimum lease payments, for which we anticipate using cash from operations, for the non-cancelable capital lease agreement at October 31, 2003, were as follows (in thousands):

Capital Lease
Nine months ending July 31, 2004	$36
Fiscal year ending July 31,
2005	47
2006	47
2007	47
2008	12

Total minimum future lease payments for capital lease	189
Amount representing interest	(8)

Present value of minimum lease payments	181
Current portion of obligations under capital lease	44

Long-term obligations under capital lease	$137

We lease our facilities under operating leases that expire at various dates through June 2006. The leases provide for escalating lease payments. Future minimum lease payments, for which we anticipate using cash from operations, for all operating lease agreements at October 31, 2003, were as follows (in thousands):

	Operating Leases	Proceeds from Subleases	Future Minimum Lease Payments
Nine months ending July 31, 2004	$2,299	$(507)	$1,792
Fiscal year ending July 31,
2005	2,679	(502)	2,177
2006	1,717	(18)	1,699

	$6,695	$(1,027)	$5,668

Approximately $1,215,000 of the total future minimum lease payments relates to our excess facilities and is included in the restructuring accrual as of October 31, 2003.

Guarantees

At October 31, 2003 and July 31, 2003, we had two letters of credit that collateralize certain operating lease obligations and total approximately $408,000. We collateralize these letters of credit with cash deposits made with some of our financial institutions and has classified the short-term and the long-term portions as “Other Current Assets” and “Restricted Cash,” respectively, on the condensed consolidated balance sheets as of October 31, 2003 and July 31, 2003. Our landlords are able to draw on each respective letter of credit in the event that we are found to be in default of our obligations under each of our operating leases.

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

We accrue for warranty expenses at the time revenue is recognized and maintain a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs. In other instances, additional amounts are recorded when such costs are probable and can be reasonably estimated. The warranty accrual is reviewed at least quarterly. As of October 31, 2003, the warranty accrual was $200,000, which approximates the balance as of July 31, 2003.

Indemnification Obligations

On certain occasions, we provide to our customers intellectual property indemnification, subject to certain limitations, in our arrangements for our software products or services. Typically these obligations provide that we will indemnify, defend and hold the customers harmless against claims by third parties that our software products or services infringe upon the copyrights, trademarks, patents or trade secret rights of such third parties. We were recently contacted by an enterprise customer that it may assert an indemnification claim against us for matters where the customer has been sued. As of October 31, 2003, no such claim has been made by any third party with regard to our software products or services. The liability reserve for indemnification obligations is not significant.

Section 145 of the Delaware General Corporation Law (“Delaware Law”) permits the indemnification of officers, directors, and other corporate agents under certain circumstances and subject to certain limitations. Our Certificate of Incorporation and Bylaws provide that we shall indemnify our directors, officers, employees, and agents to the full extent permitted by Delaware Law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. In addition, we have entered into separate indemnification agreements with our directors and officers which would require us, among other things, to indemnify them against certain liabilities which may arise by reason of their status or service (other than liabilities arising from willful misconduct of a culpable nature). These indemnification provisions may be sufficiently broad to permit indemnification of our officers and directors for liabilities (including reimbursement of expenses incurred) arising under the Securities Act of 1933, as amended. At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or other agents in which indemnification is being sought nor are we aware of any threatened litigation that may result in a claim for indemnification by any of our directors, officers, employees or other agents.

We believe that our current cash, cash equivalents and short-term investment balances, including cash generated from operations, if any, will be sufficient to meet our working capital and other cash requirements for at least the next 12 months. We expect total capital expenditures for the remainder of fiscal 2004 to range between $400,000 and $600,000, principally for computer and other various system upgrades.

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

We have not been profitable since fiscal 1998. Although we have reported sequential revenue growth over the last five quarters, we cannot be certain that this growth will continue at the same rate, or that our revenues will not decline in the future. We have experienced losses of $2.3 million and $1.4 million for the first quarter of fiscal 2004 and 2003, respectively, and $7.7 million and $34.5 million for fiscal 2003 and, 2002, respectively. At October 31, 2003, we had an accumulated deficit of $123.9 million. To become profitable and sustain profitability, we will need to generate additional revenues to offset our expenses. We may not achieve or sustain our revenue or profit goals and our losses may continue in the future. Because the synchronization market is new and evolving, we cannot accurately predict either the future growth rate, if any, or the ultimate size of the market for our products and services. For example, while the market for smartphones and other wireless mobile devices has experienced growth recently, the market for traditional personal data assistants (PDA) has declined. This decline in traditional PDA sales had a direct impact on sales of our Intellisync products through the retail and online channels, where sales of our synchronization software typically occur at the same time a PDA is purchased, or shortly thereafter. This decline has had a negative impact on our revenues and we expect that the decline in this market may continue. The increase in demand for smartphones and other such devices may not offset the decline in traditional PDA sales. If we cannot achieve profitability or positive cash flows from operating activities, we may be unable to meet our working capital and other payment obligations, which would have a material adverse effect on our business, financial condition and results of operations and the price of our common stock.

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

As part of our strategy, we intend to continue to make investments in complementary companies, products or technologies. We recently acquired Starfish (in March 2003) and substantially all of the assets of Loudfire (in July 2003) and Spontaneous Technology (in September 2003). We have also recently announced our intention to acquire Synchrologic, Inc. We may not realize benefits from any of these acquisitions, or from any acquisition we may have in the future. If we fail to integrate successfully our past and future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could decline. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. If our customers are uncertain about our ability to operate on a combined basis, they could delay or cancel orders for our products. We may not successfully be able to evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. Acquisitions involve a number of difficulties and risks to our business, including, but not limited to, the following:

•	potential adverse effects on our operating results;

•	failure to integrate acquired technologies with our existing products and technologies;

•	failure to integrate management information systems, personnel, research and development and marketing, sales and support operations;

•	potential loss of key employees from the acquired company;

•	diversion of management’s attention from other business concerns;

•	disruption of our ongoing business;

•	potential loss of the acquired company’s customers;

•	failure to realize the potential financial or strategic benefits of the acquisition;

•	failure to develop further the acquired company’s technology successfully, resulting in the impairment of amounts capitalized as intangible assets;

•	unanticipated costs and liabilities;

•	incur amortization expenses related to intangible assets (other than goodwill); and

•	incur impairment charges under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Failure to complete the proposed merger with Synchrologic could adversely affect our future business and operations and our stock price.

The merger is subject to the satisfaction of a number of closing conditions, including the approval by Synchrologic’s shareholders and by our stockholders, and we cannot assure you that the merger will be successfully completed. In the event that the merger is not completed, we may be subject to a number of material risks, including the following:

•	we may be required to pay Synchrologic a termination fee of $3,000,000; and

•	costs related to the proposed merger, such as legal, accounting, and some advisory fees, must be paid, even if the merger is not completed.

Failure to complete the proposed merger could be perceived negatively by investors in our common stock, which would have an adverse effect on our stock price.

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

As of October 31, 2003, our goodwill and other intangibles amounted to $9,762,000, net of accumulated amortization and reflective of newly acquired intangibles from Spontaneous Technology. We ceased to amortize our existing goodwill upon our adoption of SFAS No. 142 in the beginning of fiscal 2003. We will amortize approximately $867,000, $1,133,000, $1,059,000, $941,000 and $49,000 of other intangibles in the remainder of fiscal 2004, fiscal 2005, 2006, 2007 and 2008, respectively, based on the acquisitions completed as of October 31, 2003. We expect, however, that amortization expense will increase significantly as a result of the acquisition of various intangibles from the pending acquisition of Synchrologic later in fiscal 2004. To the extent we do not generate sufficient cash flows to recover the net amount of any investment in goodwill and other intangibles recorded, the investment could be considered impaired and subject to earlier write-off. These impairments of goodwill or other intangible assets could have a negative impact on our results of operations in any given period.

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

For instance, on April 19, 2002, we filed a patent infringement suit against Extended Systems, Inc. in the United States District Court for the Northern District of California. In this suit, we allege that Extended System’s server and desktop products infringe on eight of our synchronization-related patents. We are seeking an injunction against future sales of infringing server and desktop products, as well as monetary damages for past sales of the infringing products, of Extended Systems. Extended Systems has denied our charges, raised a number of affirmative defenses to our claims, and requested a declaration from the Court that our eight patents are invalid and not infringed. Litigation is inherently uncertain, and we may not prevail in our claims or defenses. In addition, our litigation against Extended Systems is expensive and time-consuming, and management has been and may in the future be required to spend significant time in the defense of the suit. We incurred approximately $650,000 during the first quarter of fiscal 2004 and $1,200,000 during fiscal 2003 of legal costs relating to all litigation including against Extended Systems and believe that we will continue to incur certain amount of legal costs during fiscal 2004 as a result of any ongoing litigation. Extended Systems has no claims or counterclaims against us in this case. However, if we do not prevail in our claims, we might be forced to accept an unfavorable settlement or judgment which could require us to pay a substantial amount of Extended Systems’ legal fees in settlement or upon the determination of these claims. An unfavorable settlement or judgment could also materially harm our ability to use existing intellectual property and severely harm our business as a result.

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

Our business is heavily dependent on our intellectual property. Our patents are an especially important part of our intellectual property and our business. Third parties may assert infringement or unfair competition claims against us. In the past, we have received notices from third parties alleging that our product offerings infringe proprietary rights held by them. We have also received a notice from a customer to which we may have indemnification obligations under some circumstances, informing us that it had received a notice from a third party alleging that the customer’s product infringes the third party’s proprietary rights. We believe that the third party has recently initiated litigation against our customer. We or our customers may receive other similar notices from third parties in the future. We cannot predict whether third parties will assert claims of infringement against us, or whether any past, present or future claims will prevent us from offering products or operating our business as planned.

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

In addition to direct competition noted above, we face indirect competition from existing and potential customers that may provide internally developed solutions for each of our technology licensing components. As a result, we must educate prospective customers as to the advantage of our products compared to internally developed solutions. We currently face limited direct competition from major applications and operating systems software vendors who may in the future choose to incorporate data synchronization functionality into their operating systems software, thereby potentially reducing the need for original equipment manufacturers (OEMs) to include our products in their notebook and desktop personal computers. For example, Microsoft’s inclusion of certain features permitting data synchronization between computers utilizing the Windows 98, Windows 2000, Windows Me, Windows NT or Windows XP operating system may have the effect of reducing revenue from our software if users of these operating systems perceive that their data synchronization needs are adequately met by Microsoft.

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

We have developed with sales distribution channels and other resellers that allow us to offer our products and services to a much larger customer base than we would otherwise be able to reach through our own direct sales and marketing efforts. Ingram Micro US is our largest distributor and accounted for 10%, 17% and 14% of our total revenue during fiscal 2003, 2002 and 2001, respectively. There are also a significant number of our customers that purchase our products and services through other resellers, and we anticipate they will continue to do so as we expand our product offerings. Because we often sell indirectly through these sales distribution channels and resellers, we cannot control our relationships with end customers. This may diminish our ability to sell our products and services directly to our customers. Our sales, therefore, could also be negatively affected by disruptions in our relationships with resellers or disruptions in the relationships between our resellers and customers. Resellers may also choose not to emphasize our products to their customers. Any of these occurrences could diminish the effectiveness of our distribution channel and lead to decreased sales.

We are dependent on our international operations for a significant portion of our revenues.

International revenue, primarily from customers based in Japan and Europe, accounted for 42% and 32% of our revenue in the first quarters of fiscal 2004 and 2003, respectively, and 36% and 31% of our revenue in fiscal 2003 and 2002, respectively. The increase in our international annual revenues from the first quarter of fiscal 2003 to the same period in fiscal 2004 accounted for 58% of our total annual revenue increase for the first quarter of fiscal 2004. In the future, we may further expand our international presence. As we continue to expand internationally, we are increasingly subject to risks of doing business internationally, including:

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

As of October 31, 2003, we had approximately 49,484,042 shares of common stock outstanding. Assuming that the maximum number of shares and options are issued and registered by us in connection with all of our recent acquisitions and our planned acquisition of Synchrologic, and assuming that all options to purchase common stock issuable under our stock plans are issued, an aggregate of approximately 28,432,000 additional shares of our common stock will become issued or issuable and freely tradeable within approximately 9 months following the closing of the proposed acquisition of Synchrologic, and an aggregate of 1,228,121 additional shares of our common stock will become issued or issuable and freely tradeable by the end of the 18 month period following such closing. Based on these assumptions, the following is an approximate list of the shares that could become freely tradeable and sold in the public market as a result of option exercises or stock issuances in connection with acquisitions during the first nine months following the proposed acquisition:

•	3,643,000 shares immediately upon exercise of outstanding option grants;

•	1,121,000 additional shares on or about the effective date of the registration statements for the shares issuable in connection with the Spontaneous Technology and Loudfire transactions;

•	3,786,000 additional shares on or about the closing of the proposed Synchrologic acquisition;

•	2,000,000 additional shares in each of the first eight months following the closing of the proposed acquisition, such that an aggregate of approximately 16 million additional shares would become freely tradeable in the 8 month period following such acquisition; and

•	3,882,000 additional shares at the end of the ninth month following the proposed acquisition.

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

Our business was harmed by the recent slowdown in the economy generally and in the information technology sector in particular. As a result, we have reduced our total operating expenses to a lower level in fiscal 2003 compared with those in fiscal 2002. Similar or worsened conditions in the future may directly harm our business and could result in additional actions to reduce operating expenses, which could harm our business and future prospects further.

Our revenue declined sequentially in the six quarters before the first quarter of fiscal 2003, largely as a result of recent unfavorable economic conditions that caused our customers to delay, decrease or cancel corporate information technology spending. The sales of our products and services is largely dependent on the state of the general economy and upon the condition of the mobile computing-synchronization markets. We may be unable to offset the harm caused by continued or increasing weakness in demand with additional reductions in operating expenses without significantly harming our business.

We depend on key employees in a competitive market for skilled personnel.

The success of our business will continue to depend upon certain key technical and senior management personnel, including our president and chief executive officer, Woodson Hobbs; senior vice president of sales and marketing, Clyde Foster; chief technology officer, John Stossel; vice president of finance and administration and chief accounting officer, J. Keith Kitchen; and senior vice president of products and services, Mehdi Maghsoodnia, many of whom would be extremely difficult to replace. Following our proposed acquisition of Synchrologic, we expect that Said Mohammadioun will become a key employee of Pumatech. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our existing key managerial, technical, or sales and marketing personnel. The loss of these officers and other or key employees in the future might adversely affect our business and impede the achievement of our business objectives.

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

We depend on development tools provided by a limited number of third-party vendors. Together with application developers, we rely primarily upon software development tools provided by companies in the personal computers and mobile computing device industries. If any of these companies fails to support or maintain these development tools, we will have to support the tools ourselves or transition to another vendor. Such maintenance or support of the tools or transition could be time consuming, could delay the product release and upgrade schedule and could delay the development and availability of third-party applications used in our products. If we fail to procure the needed software development tools or there is any delay in availability of third-party applications our ability to release, support and promote adoption of our products would be harmed.

Our commercial success will also depend in part on not infringing upon the proprietary rights of others and not breaching technology licenses that cover technology used in our products. It is uncertain whether any third party patents will require us to develop alternative technologies or to alter our products or processes, obtain licenses or cease activities that infringe on a third-party’s intellectual property rights. If any such licenses are required, we may not be able to obtain such licenses on commercially favorable terms, if at all. Our failure to obtain a license to any technology that we may require to commercialize our products and services could cause our business and prospects to suffer. Litigation may also be necessary to enforce any patents issued or licensed to us or to determine the scope and validity of third-party proprietary rights.

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

To date, the majority of our customers have paid for our products and services in United States dollars. For the first quarter of fiscal 2004, fiscal years 2003, 2002 and 2001, costs denominated in foreign currencies were nominal and we had minimal foreign currency losses during those periods. However, we believe that in the future an increasing portion of our costs will be denominated in foreign currencies as we increase operations in Europe and open offices in other countries. We currently do not engage in foreign exchange hedging activities and, although we have not yet experienced any material losses due to foreign currency fluctuation, a small portion of our international revenues are currently subject to the risks of foreign currency fluctuations, and these risks will increase as our international revenues increase.

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

We are exposed to a variety of risks, including changes in interest rates and foreign currency fluctuations, which could impact our results of operations and financial condition. We currently do not utilize derivative financial instruments to hedge such risks.

Interest Rate Risk

At October 31, 2003, we had an investment portfolio of mostly fixed income securities, including those classified as cash equivalents and securities available-for-sale, of $23,203,000. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of October 31, 2003, the decline of the fair value of the portfolio would be immaterial. We attempt to mitigate risk by holding our fixed income investments until maturity to avoid recognizing an adverse impact in income or cash flows in the event of an increase in market interest rates, but an increase in our liquidity needs may require us to sell fixed-rate securities prior to maturity.

The table below presents the carrying value (which approximates fair value) and related weighted average coupon interest rates for our investment portfolio at October 31, 2003 (in thousands, except interest rates).

	Carrying Amount	Average Coupon Interest Rate
Cash equivalents	$3,017	0.6%
Securities with maturity:
Due within one year or less	7,094	4.7%
Due after one year through two years	5,089	2.9%
Annuities, auction rate preferred stock and other, with no maturity	8,003	2.1%

Total portfolio	$23,203	2.9%

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

Item 4.	Controls And Procedures

Evaluation of disclosure controls and procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during our first quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PUMATECH, INC.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

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

Item 2.	Changes in securities and use of proceeds

On September 17, 2003 and in connection with the acquisition of substantially all of the assets of Spontaneous Technology, Inc., we issued 1,093,676 shares of our common stock, of which 224,417 shares are held in escrow that are contingently issuable upon satisfaction of a pre-acquisition clause. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act of 1933 as the issuance was made to a single purchaser in a private offering in which the purchaser agreed that it would not subsequently sell the shares except pursuant to a validly, fully effective registration statement. The resale of these shares is the subject of a pending Registration Statement on Form S-3/A filed with the Securities and Exchange Commission on December 11, 2003.

Item 3.	Defaults upon senior securities – Not Applicable

Item 4.	Submission of matters to a vote of security holders – Not Applicable

Item 5.	Other information – Not Applicable

Item 6.	Exhibits and reports on Form 8-K

(a)	Exhibits

10.1	*	Intellisync Software Developers’ Kit and Bundling License Agreement by and between Puma Technology, Inc. and Research In Motion Limited as of April 29, 1998, and Amendments thereto dated September 28, 1999, April 29, 2000, August 22, 2000, April 30, 2002, and October 31, 2003.

31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested for portions of this exhibit.

(b)	Reports on Form 8-K

Report on Form 8-K dated August 6, 2003 reporting our acquisition of substantially all of the assets of Loudfire, Inc.

Report on Form 8-K/A dated September 9, 2003 amending the report Form 8-K filed on April 11, 2003 and the report Form 8-K/A filed on June 10, 2003 by providing updated pro forma financial information through April 30, 2003 in connection with our acquisition of all of the outstanding shares of capital stock of Starfish Software, Inc.

Report on Form 8-K dated October 2, 2003 reporting our acquisition of substantially all of the assets of Spontaneous Technology, Inc.

Report on Form 8-K/A dated October 28, 2003 amending the report Form 8-K filed on October 2, 2003 by providing pro forma financial information in connection with our acquisition of substantially all of the assets of Spontaneous Technology, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PUMATECH, INC. (Registrant)

Date: December 15, 2003	By:	/s/ J. KEITH KITCHEN

J. Keith Kitchen Vice President of Finance and Administration and Chief Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.

10.1*	Intellisync Software Developers’ Kit and Bundling License Agreement by and between Puma Technology, Inc. and Research In Motion Limited as of April 29, 1998, and Amendments thereto dated September 14, 1999, April 29, 2000, August 15, 2000, April 30, 2002, and October 31, 2003.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested for portions of this exhibit.