Form 10-Q
period 2004-01-31
INTELLISYNC CORP
filed 2004-03-15
CIK 1020716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-21709

INTELLISYNC CORPORATION

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 12, 2004: 65,192,124

INTELLISYNC CORPORATION

10-Q REPORT

INTELLISYNC CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	January 31, 2004	July 31, 2003
Assets
Current assets:
Cash and cash equivalents	$6,016	$7,842
Short-term investments	16,098	19,317
Accounts receivable, net of allowance for doubtful accounts of $514 and $340	9,140	5,469
Inventories, net	208	113
Other current assets	1,139	882

Total current assets	32,601	33,623
Property and equipment, net	1,275	1,153
Goodwill	56,725	2,731
Other intangible assets, net	18,732	2,734
Restricted cash	296	296
Other assets	575	630

Total assets	$110,204	$41,167

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,022	$2,619
Accrued liabilities	5,353	3,816
Current portion of obligations under capital lease	52	—
Deferred revenue	3,233	2,015

Total current liabilities	10,660	8,450
Obligations under capital lease	161	—
Other liabilities	647	921

Total liabilities	11,468	9,371

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; none issued and outstanding at January 31, 2004 and July 31, 2003	—	—
Common stock, $0.001 par value; 160,000 and 80,000 shares authorized; 65,079 and 47,753 shares issued and outstanding at January 31, 2004 and July 31, 2003	65	48
Additional paid-in capital	225,836	153,986
Receivable from stockholders	—	(112)
Deferred stock compensation	(6)	(459)
Accumulated deficit	(127,174)	(121,661)
Accumulated other comprehensive income (loss)	15	(6)

Total stockholders’ equity	98,736	31,796

Total liabilities and stockholders’ equity	$110,204	$41,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTELLISYNC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
Revenue
License	$7,555	$4,951	$12,824	$9,014
Services	2,448	870	5,195	1,817

Total revenue	10,003	5,821	18,019	10,831

Cost and operating expenses:
Cost of revenue (includes non-cash stock compensation of $(18), $0, $103 and $0)	1,797	822	3,431	1,646
Amortization of developed technology	400	146	553	295
Research and development (includes non-cash stock compensation of $21, $22, $67 and $51)	2,410	1,709	4,603	3,490
Sales and marketing (includes non-cash stock compensation of $(75), $0, $216 and $0)	3,570	2,704	6,850	5,338
General and administrative (includes non-cash stock compensation of $80, $146, $878 and $179)	1,927	1,278	4,312	2,399
Amortization of other intangibles	218	—	324	—
In-process research and development	2,423	—	2,892	—
Facilities exit costs and other charges	600	—	676	—

Total cost and operating expenses	13,345	6,659	23,641	13,168

Operating loss	(3,342)	(838)	(5,622)	(2,337)
Other income, net	126	185	252	396

Loss before income taxes	(3,216)	(653)	(5,370)	(1,941)
Provision for income taxes	(36)	(94)	(143)	(182)

Net loss	$(3,252)	$(747)	$(5,513)	$(2,123)

Basic and diluted net loss per common share	$(0.06)	$(0.02)	$(0.11)	$(0.05)

Shares used in computing basic and diluted net loss per common share	54,475	45,764	51,480	45,573

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTELLISYNC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended January 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(5,513)	$(2,123)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development	2,892	—
Allowance for (recovery of) doubtful accounts	175	(156)
Inventory reserves	42	(21)
Depreciation	514	730
Amortization	877	295
Non-cash stock compensation	1,264	230
Realized gain on sale of investments	—	(10)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(2,706)	(1,322)
Inventories	(137)	33
Other current assets	(114)	7
Other assets	(119)	20
Accounts payable	(1,720)	297
Accrued liabilities	(2,910)	(1,003)
Deferred revenue	57	(83)

Net cash used in operating activities	(7,398)	(3,106)

Cash flows from investing activities:
Purchase of property and equipment	(196)	(74)
Purchase of short term investments	(4,785)	(7,772)
Proceeds from the sales of short-term investments	3,100	8,151
Proceeds from the maturities of short-term investments	4,900	5,700
Decrease in restricted cash	56	—
Cash acquired from business acquisition	2,296	—

Net cash provided by investing activities	5,371	6,005

Cash flows from financing activities:
Principal payments on borrowings	(1,764)	(2,000)
Note repayments from stockholders	310	330
Proceeds upon exercise of stock options	1,508	406
Proceeds from ESPP shares issued	147	92

Net cash provided by (used in) financing activities	201	(1,172)

Net increase (decrease) in cash and cash equivalents	(1,826)	1,727
Cash and cash equivalents at beginning of period	7,842	4,331

Cash and cash equivalents at end of period	$6,016	$6,058

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTELLISYNC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 The Company and a Summary of its Significant Accounting Policies

The Company

Intellisync Corporation (Intellisync or the “Company”) was incorporated in California on August 27, 1993 as Puma Technology, Inc. and was subsequently reincorporated in Delaware on November 27, 1996. The Company changed its corporate name from Pumatech, Inc. to Intellisync Corporation effective February 17, 2004. The Company develops, markets and supports synchronization, mobile-application development, remote access and mobile-application management/device management software that enables consumers, business professionals and information technology (IT) officers to extend the capabilities of enterprise groupware and vertical applications, handheld organizers/computers, Web-enabled cellular phones, pagers and other wireless or wireline personal communications platforms.

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows since inception. The Company incurred a net loss of approximately $3,252,000 and $5,513,000 for the three and six months ended January 31, 2004 and negative cash flows from operations of approximately $7,398,000 for the six months ended January 31, 2004. The Company’s cash balances may decline further, although the Company believes that the effects of its strategic actions implemented to improve revenue as well as control costs along with existing cash resources will be adequate to fund its operations for at least the next 12 months. Failure to generate sufficient revenues or control spending could adversely affect the Company’s ability to achieve its business objectives.

Refer to Note 12 - Subsequent Events regarding $57,100,000 net proceeds from the Company’s recent issuance of convertible senior notes.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of Intellisync as of January 31, 2004 and for the three and six months ended January 31, 2004 and 2003 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003. The condensed consolidated balance sheet as of July 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim period ended January 31, 2004 are not necessarily indicative of results to be expected for the full year.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The condensed consolidated financial statements include the results of operations of all companies or assets recently acquired, including Synchrologic, Inc. and the assets purchased from Spontaneous Technology, Inc. since the date of the acquisitions. All significant inter-company balances and transactions have been eliminated in consolidation.

Certain amounts in prior periods have been reclassified to conform to the current presentation.

Use of Estimates and Assumptions

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to provision for doubtful accounts, channel inventory and product returns, valuation of intangibles, investments and other long-lived assets, restructuring accruals, license and service revenue recognition and contingencies. The Company bases its estimates on various factors and information which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third party professionals that are believed to be reasonable under the circumstances, the results of which form the basis for taking judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

License and services revenue on contracts involving significant implementation, customization or services, that are essential to the functionality of the software is recognized over the period of each engagement, primarily using the percentage-of-completion method. Labor hours incurred is generally used as the measure of progress towards completion as prescribed by SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts.” Revenue for these arrangements is classified as license revenue and services revenue based upon estimates of fair value for each element, and the revenue is recognized based on the percentage-of-completion ratio for the arrangement. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. The Company considers a project completed when all contractual obligations have been met (generally the go live date). When the Company sells additional licenses, revenue is recognized after the go-live date if the products or seats have been delivered and no remaining obligations exist.

The Company currently sells its products directly to individuals, small businesses and corporations, to original equipment manufacturers (OEMs) and to distributors and value-added resellers in North America, Europe, the Asia-Pacific region, South America and Africa. Revenue from products distributed indirectly through major distributors and resellers is recognized on a sell through basis. Agreements with the Company’s major distributors and resellers contain specific product return privileges for stock rotation and obsolete products that are generally limited to contractual amounts. Reserves for estimated future returns are provided for upon revenue recognition. Product returns are recorded as a reduction of revenues. Accordingly, the Company has established a product returns reserve composed of 100% of product inventories held at the Company’s distribution partners, as well as an estimated amount for returns from customers of the distributors and other resellers as a result of stock rotation and obsolete products. Such reserves are based on:

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

The Company license rights to use its intellectual property portfolio, whereby licensees, particularly OEMs, typically pay a non-refundable license fee in one or more installments and on-going royalties based on their sales of products incorporating the Company’s intellectual property. Revenue from OEMs under minimum guaranteed royalty arrangements, which are not subject to future obligations, is recognized when such royalties are earned and become payable. Royalty revenue is recognized as earned when reasonable estimates of such amounts can be made. Royalty revenue that is subject to future obligations is recognized when such obligations are fulfilled. Royalty revenue that exceeds minimum guarantees is recognized in the period earned.

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

If compensation cost for the Company’s stock plans had been determined consistent with SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company’s net loss and loss per common share would have been adjusted to the pro-forma amounts indicated below (in thousands, except per common share data):

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
Net loss as reported	$(3,252)	$(747)	$(5,513)	$(2,123)
Add: Stock-based employee compensation expense included in reported net loss	8	168	1,264	230
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	1,167	176	1,726	342

Pro forma net loss	$(4,411)	$(755)	$(5,975)	$(2,235)

Basic and diluted net loss per common share as reported	$(0.06)	$(0.02)	$(0.11)	$(0.05)

Basic and diluted pro forma net loss per common share	$(0.08)	$(0.02)	$(0.12)	$(0.05)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plans
	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
Fair value per share	$1.61	$0.41	$2.29	$0.33
Option life (in years)	1.6	3.3	2.0	3.1
Risk-free interest rate	1.67%	2.44%	1.84%	2.27%
Stock price volatility	125%	132%	127%	132%
Dividend yield	—	—	—	—

	Employee Stock Purchase Plan
	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
Fair value per share	$1.05	$0.19	$0.50	$0.26
Option life (in years)	1.0	1.0	1.0	0.5
Risk-free interest rate	1.25%	1.02%	1.12%	1.20%
Stock price volatility	131%	132%	132%	130%
Dividend yield	—	—	—	—

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

Note 2 Recently Issued Accounting Pronouncement

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. In December 2003, the FASB released a revised version of FIN No. 46 (referred to as FIN 46R) clarifying certain aspects of FIN No. 46 and providing certain entities with exemptions from the requirements of FIN No. 46. FIN 46R requires the application of either FIN No. 46 or FIN 46R to all Special Purpose Entities (SPEs) created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. All entities created after January 31, 2003 were already required to be analyzed under FIN No. 46, and they must continue to do so, unless FIN 46R is adopted early. FIN 46R will be applicable to all non-SPEs created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after March 15, 2004. The Company will be required to adopt the accounting requirements of FIN 46R for the fiscal third quarter ended April 30, 2004. The Company does not expect the adoption of FIN 46R to have a material impact on its consolidated financial position, results of operations and cash flows.

Note 3 Balance Sheets Components

Inventories, net, consist of the following (in thousands):

	January 31, 2004	July 31, 2003
Raw materials	$39	$61
Finished goods and work-in-process	169	52

Inventories	$208	$113

Property and equipment, net, consist of the following (in thousands):

	January 31, 2004	July 31, 2003
Computer equipment and software	$5,369	$4,895
Furniture and office equipment	1,624	1,511
Leasehold improvements	841	792

	7,834	7,198
Less: Accumulated depreciation and amortization	(6,559)	(6,045)

Property and equipment, net	$1,275	$1,153

Property and equipment, net, includes assets financed under capital lease obligations of approximately $212,000 and zero, net of accumulated depreciation, as of January 31, 2004 and July 31, 2003, respectively. Refer to Note 8. The depreciation expense was $276,000 and $514,000 for the three and six months ended January 31, 2004, respectively, and $347,000 and $729,000 for the three and six months ended January 31, 2003, respectively.

Note 4 Acquisitions

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

$1,831

Tangible assets acquired and liabilities assumed were valued at their respective carrying amounts as the Company believes that these amounts approximated their current fair values at the acquisition date. The valuation of identifiable intangible assets acquired was based on management’s estimates using valuation reports prepared by an independent appraiser, currently available information and reasonable and supportable assumptions. This allocation was generally based on the fair value of these assets determined using the income approach.

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

Spontaneous Technology, Inc.

On September 17, 2003, the Company consummated the acquisition of substantially all of the assets of Spontaneous Technology, Inc. of Salt Lake City, Utah, a provider of enterprise secure Virtual Private Network (sVPN™) software designed to extend existing corporate applications to most wireless devices. Under the terms of the agreement, the Company issued a total of 869,259 shares of Intellisync’s common stock valued at approximately $2,999,000 using the five-trading-day average price surrounding the date the acquisition was announced of $3.45 per share, less estimated registration costs. The number of shares were calculated using the average price of the Company’s common stock for ten consecutive trading days ended three business days prior the date of acquisition. There are 224,417 additional shares held in escrow that are contingently issuable upon satisfaction of a pre-acquisition clause. Additionally, depending upon the Company’s revenues associated with sales of its products including certain technology of Spontaneous Technology during the period ending September 30, 2004, the Company may be required to pay Spontaneous Technology additional consideration of up to $7,000,000 in shares of Intellisync’s common stock.

The condensed consolidated financial statements include the results of operations of Spontaneous Technology since the date of acquisition. Under the purchase method of accounting, the total preliminary purchase price was allocated to Spontaneous Technology’s net tangible and intangible assets based upon their estimated fair value as of the acquisition date. The preliminary purchase price of $3,319,000 (including estimated acquisition costs of $320,000) was assigned to the fair value of the assets acquired, including the following (in thousands):

Tangible assets acquired	$18
Liabilities assumed	(1,726)
In-process research and development	469
Developed and core technology	889
Patents	168
Customer base	499
Goodwill	3,002

$3,319

Tangible assets acquired and liabilities assumed were preliminarily valued at their respective carrying amounts as the Company believes that these amounts approximated their current fair values at the acquisition date. The preliminary valuation of identifiable intangible assets acquired was based on management’s estimates using valuation reports prepared by an independent appraiser, currently available information and reasonable and supportable assumptions. This allocation was generally based on the fair value of these assets determined using the income approach.

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

A preliminary estimate of $3,002,000 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but will be tested for impairment (a tax deductible charge) at least annually.

Synchrologic, Inc.

On December 29, 2003, the Company completed its acquisition of all of the issued and outstanding stock of Synchrologic, Inc. headquartered in Atlanta, Georgia pursuant to an Agreement and Plan of Merger, dated as of September 14, 2003. The Agreement and Plan of Merger also provided for the dismissal of the Company’s outstanding litigation against Synchrologic with prejudice as of September 17, 2003, thereby permanently ending this specific suit. Synchrologic’s product line provides mobile access to enterprise applications, email and personal information management (PIM) data, file content, intranet sites, and Web content, while giving IT groups the tools to manage mobile devices remotely.

In the merger, all outstanding shares of Synchrologic common stock and preferred stock were converted into the right to receive a total of 15,130,171 shares of the Company’s common stock. In addition, all outstanding options to purchase Synchrologic common stock were converted into options to purchase a total of 1,018,952 shares of the Company’s common stock. The total number of shares issued was determined by dividing $60,000,000 by the average closing price of $5.22 of the shares of the Company’s common stock for the thirty consecutive trading days ending on the last complete trading day immediately preceding the closing date of the merger (which amount was subject to adjustment based on the transaction expenses incurred by Synchrologic in connection with the merger), provided that the number of shares did not exceed 19,800,000 or be fewer than 16,200,000 (in each case subject to adjustment based on the transaction expenses incurred by Synchrologic in connection with the merger). The shares were valued at approximately $62,125,000 using the five-trading-day average price surrounding the date the acquisition was announced of $4.11 per share, and the options were valued at approximately $4,123,000 using the Black-Scholes option pricing model. The following assumptions were used to perform the calculations of the fair market value of stock options issued: fair value of Company’s common stock of $4.05, expected life of 3.9 years, risk-free interest rate of 3.4%, expected volatility of 132% and no expected dividend yield.

The condensed consolidated financial statements include the results of operations of Synchrologic since the date of acquisition. Under the purchase method of accounting, the total preliminary purchase price was allocated to Synchrologic’s net tangible and intangible assets based upon their estimated fair value as of the acquisition date. The preliminary purchase price of $67,148,000 (comprising the value of the shares and options described above and the estimated acquisition costs of $900,000) was assigned to the fair value of the assets acquired, including the following (in thousands):

Tangible assets acquired	$3,844
Liabilities assumed	(5,523)
In-process research and development	2,423
Developed and core technology	10,493
Patents	1,321
Customer base	3,487
Goodwill	51,103

$67,148

Tangible assets acquired and liabilities assumed were preliminarily valued at their respective carrying amounts as the Company believes that these amounts approximated their current fair values at the acquisition date. The preliminary valuation of identifiable intangible assets acquired was based on management’s estimates using valuation reports prepared by an independent appraiser, currently available information and reasonable and supportable assumptions. This allocation was generally based on the fair value of these assets determined using the income approach.

Of the total purchase price, $15,301,000 was allocated to amortizable intangibles included in the above list. The amortizable intangible assets are being amortized using the straight-line method over the estimated useful life of the respective assets of 4 years. Refer to Note 5.

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

The key assumptions underlying the valuation of acquired in-process research and development from Synchrologic are as follows (in thousands):

Project names: Version upgrade of Data Sync, File Sync, E-mail accelerator and Systems Management products

Percent completed as of acquisition date: 60%-70%

Estimated costs to complete technology at acquisition date: $3,000,000

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

Subsequent to the acquisition of Synchrologic, there have been no significant developments related to the current status of the acquired in-process research and development project that would result in material changes to the assumptions.

A preliminary estimate of $51,103,000 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill associated with Synchrologic acquisition will not be amortized but will be tested for impairment (a tax deductible charge) at least annually.

The liabilities assumed by the Company included Synchrologic’s outstanding balance of approximately $1,764,000 under a credit facility agreement with a bank. The Company fully paid the outstanding balance during the second quarter of fiscal 2004. The bank credit facility agreement was automatically terminated upon the Company’s acquisition of Synchrologic.

The following unaudited pro-forma consolidated financial information reflects the results of operations for the three and six months ended January 31, 2004 and 2003, as if the acquisition of Starfish and Synchrologic and asset acquisition of Spontaneous Technology had occurred on the beginning of each period presented and after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on the beginning of each period presented. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations (in thousands, except per share data):

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
Pro forma revenue	$11,254	$9,631	$22,614	$18,843

Pro forma net loss	$(563)	$(5,912)	$(2,360)	$(14,568)

Pro forma basic and diluted net loss per common share	$(0.01)	$(0.09)	$(0.04)	$(0.23)

The effect of the in-process research and development charges has been excluded in the above unaudited pro forma consolidated financial information as they represent non-recurring charges directly related to the acquisitions.

Note 5 Goodwill, Developed Technology and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but will be tested for impairment at least annually. The Company performs the annual impairment tests in the fourth quarter of each fiscal year. The Company currently only has one reporting unit, therefore all of the goodwill has been assigned to the enterprise as a whole. The following table sets forth the changes in goodwill during the first two quarters of fiscal 2004 (in thousands):

Goodwill
Balance at July 31, 2003	$2,731
Acquired from Spontaneous Technology	3,002
Acquired from Synchrologic	51,103
Adjustment	(111)

Balance at January 31, 2004	$56,725

The $111,000 adjustment to goodwill relates to the Company’s elimination of royalties due to Synchrologic prior to its acquisition.

Other intangible assets, net, consist of the following (in thousands, except weighted average useful life):

		January 31, 2004			July 31, 2003
	Weighted Average Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	4 years	$19,298	$(6,533)	$12,765	$7,900	$(5,980)	$1,920
Patents	4 years	1,691	(85)	1,606	202	(17)	185
Trademarks	3 years	52	(15)	37	52	(6)	46
Customer base	4 years	4,418	(198)	4,220	431	(25)	406
Covenant not-to-compete	2 years	101	(26)	75	100	(1)	99
Existing contracts	9 months	310	(281)	29	310	(232)	78

		$25,870	$(7,138)	$18,732	$8,995	$(6,261)	$2,734

Other intangibles as of January 31, 2004 include a total of approximately $15,301,000 amortizable identifiable intangibles obtained from the Company’s acquisition of Synchrologic, $1,556,000 amortizable identifiable intangibles obtained from the Company’s acquisition of substantially all of the assets of Spontaneous Technology during the first two quarters of fiscal 2004 and an $18,000 adjustment to the amortizable identifiable intangibles obtained from the Company’s asset purchase of Loudfire, Inc. during fiscal 2003.

The amortization of developed technology amounted to $400,000 and $553,000 for the three and six months ended January 31, 2004, respectively, and $146,000 and $295,000 for the corresponding periods in fiscal 2003. The amortization of other intangible assets amounted to $218,000 and $324,000 for the three and six months ended January 31, 2004, respectively, and zero for the corresponding periods in fiscal 2003. The Company continues to amortize other intangible assets and is required to review such assets for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” reassess their useful lives and make any necessary adjustments. Based on acquisitions completed as of January 31, 2004, the estimated future amortization expense of other intangible assets is as follows (in thousands):

	Developed Technology	Other Intangibles
Six months ending July 31, 2004	$1,673	$807
Fiscal year ending July 31,
2005	3,345	1,614
2006	3,345	1,539
2007	3,280	1,486
2008	1,122	521

	$12,765	$5,967

Note 6 Related Party Transactions

On September 30, 2003, the Company’s board of directors approved change of control agreements with three of the Company’s officers that provides for 12 months acceleration of vesting of each individual’s options held at the time of a change of control. In addition, the Company granted these individuals options to purchase an aggregate of an additional 425,000 shares of the Company’s common stock. As of the date of grant, the option shares will vest over four years, with 25% vesting after one year and then 1/48th vesting monthly thereafter. The Company accounts for these options using the guidance prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees and Related Interpretations,” and EITF No. 00-23, “Issues Relating to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44 (FIN No. 44).”

As a result, the Company determined that the approval of the change of control agreement would result in a new measurement date for the calculation of stock-based compensation expense under FIN No. 44 because the modification may allow the officers to vest in an option or award that would otherwise been forfeited pursuant to the award’s original terms. As of January 31, 2004, no change of control had occurred and the Company is unable to determine the number of options that the officers will ultimately retain that would otherwise have been forfeited, absent the modification. As a result, no compensation expense has been recognized in relation to those awards during the three months ended January 31, 2004.

The Company had a full-recourse promissory note used by its chief executive officer to purchase shares of the Company’s common stock with a principal amount of approximately $310,000. The loan carried an interest rate of 4.75% per annum and was payable on June 14, 2008. During the second quarter of fiscal 2004, the promissory note was fully paid, together with the accrued interest. Due to the non-substantive nature of the exercise of the related stock option, the Company recorded a long-term liability in the consolidated balance sheets as of January 31, 2004 and July 31, 2003 of approximately $43,000 and $198,000, respectively, for the unvested portion of the shares purchased. These unvested shares are subject to repurchase by the Company.

Note 7 Restructuring Accrual

The Company implemented a number of cost-reduction plans aimed at reducing costs that were not integral to its overall strategy, better aligning its expense levels with current revenue levels and ensuring conservative spending during periods of economic uncertainty. These initiatives included a reduction in workforce and facilities consolidation.

During the second quarter of fiscal 2004, the Company recorded facilities exit costs of $600,000 for vacating its remaining office space in Santa Cruz, California and a floor of its office facility in San Jose, California. Inherent in the estimation of the costs related to the Company’s restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. In determining the excess facilities exit costs, the Company was required to estimate future sublease income, negotiated lease settlement costs, future net operating expenses of the facilities, and brokerage commissions, among other expenses. These estimates, along with other estimates made by management in connection with restructuring, may vary significantly depending, in part, on factors that may be beyond the Company’s control. Specifically, these estimates will depend on the Company’s success in negotiating with lessors, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Adjustments to the reserve for the consolidation of excess facilities will be required if actual lease exit costs or sublease income differ from amounts currently expected.

The following table sets forth the activities in the restructuring accrual account during the first two quarters of fiscal 2004 (in thousands):

Consolidation of Excess Facilities
Balance at July 31, 2003	$1,766
Restructuring provision	600
Cash payments	(712)

Balance at January 31, 2004	$1,654

The remaining unpaid amount as of January 31, 2004 of $1,654,000, related to the net lease expense due to the consolidation of excess facilities, will be paid over the respective lease terms through June 2006 using cash from operations. The current and long-term portions of the underlying accrual of $1,122,000 and $532,000 are classified as “Accrued Liabilities” and “Other Liabilities,” respectively, in the condensed consolidated balance sheet as of January 31, 2004.

The Company continually evaluates the balance of the restructuring reserve it records in prior periods based on the remaining estimated amounts to be paid. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

Note 8 Commitments and Contingencies

Leases

During the first quarter of fiscal 2004, the Company entered into a capital lease agreement for a phone system, which expires in February 2008. Assets and future obligations related to the capital lease are included in the accompanying condensed consolidated balance sheet as of January 31, 2004 in property and equipment and liabilities, respectively. Current and long-term portions of the capital lease amounted to $52,000 and $161,000, respectively, at January 31, 2004. Depreciation of assets held under the capital lease is included in depreciation and amortization expense.

The Company leases its facilities under operating leases that expire at various dates through June 2006. The leases provide for escalating lease payments.

Future minimum lease payments, for which the Company anticipates using cash from operations, for all non-cancelable capital and operating lease agreements at January 31, 2004, were as follows (in thousands):

			Fiscal year ending July 31,
	Total	Six months ending July 31, 2004	2005	2006	2007	2008
Capital lease obligation	$222	$28	$55	$55	$55	$29

Operating leases:
Operating leases	6,365	1,766	2,882	1,717	—	—
Proceeds from subleases	(823)	(303)	(501)	(18)	—	—

Net operating leases	5,543	1,463	2,381	1,699	—	—

Future minimum lease payments	$5,765	$1,491	$2,436	$1,754	$55	$29

Refer to Note 12 - Subsequent Events regarding the Company’s new commitments as a result of the recent issuance of convertible senior notes, as well as the definitive agreement to acquire Search Software America.

Guarantees

The Company has three letters of credit that collateralize certain operating lease obligations and total approximately $397,000 and $408,000 at January 31, 2004 and July 31, 2003, respectively. The Company collateralizes these letters of credit with cash deposits made with three of its financial institutions and has classified the short-term and the long-term portions of approximately $101,000 and $296,000 at January 31, 2004, and $112,000 and $296,000 at July 31, 2003 as “Other Current Assets” and “Restricted Cash,” respectively, in the consolidated balance sheets. The long-term portion expires through June 2006. The holders of the letters of credit are able to draw on each respective letter of credit in the event that the Company is found to be in default of its obligations under each of its operating leases.

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

The Company accrues for warranty expenses at the time revenue is recognized and maintains a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs. In other instances, additional amounts are recorded when such costs are probable and can be reasonably estimated. The warranty accrual is reviewed at least quarterly. As of January 31, 2004, the warranty accrual was $200,000, which approximates the balance as of July 31, 2003.

Indemnification Obligations

On certain occasions, the Company provides to its customers intellectual property indemnification, subject to certain limitations, in its arrangements for the Company’s software products or services. Typically these obligations provide that the Company will indemnify, defend and hold the customers harmless against claims by third parties that its software products or services infringe upon the copyrights, trademarks, patents or trade secret rights of such third parties. As of January 31, 2004, there has been no significant claim made by any third party with regard to the Company’s software products or services. The liability reserve for indemnification obligations is not significant.

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

Litigation

On December 5, 2002, the Company filed a patent infringement suit against Synchrologic, Inc. in the United States District Court for the Northern District of California, alleging that Synchrologic’s server and desktop products infringe on six of Intellisync’s synchronization-related patents. As a result of the Company’s definitive agreement dated September 14, 2003 to purchase all of the issued and outstanding stock of Synchrologic, the Company and Synchrologic agreed to dismiss the Company’s outstanding litigation against Synchrologic with prejudice as of September 17, 2003, thereby permanently ending this specific suit.

On April 19, 2002, the Company filed a patent infringement suit against Extended Systems, Inc. in the United States District Court for the Northern District of California (the “Court”). The Company alleged that Extended Systems’ server and desktop products infringe on seven of its synchronization-related patents. The Company sought an injunction against future sales of Extended Systems’ infringing server and desktop products, as well as monetary damages for past sales of the infringing products. The Company further alleged that Extended Systems’ infringement of the eight synchronization patents was willful and deliberate, entitling the Company to an award of treble damages, costs and reasonable attorneys’ fees.

Refer to Note 12 - Subsequent Events regarding an update on the litigation against Extended Systems.

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

Basic and diluted net loss per common share were calculated as follows (in thousands, except per common share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
Numerator:
Net loss	$(3,252)	$(747)	$(5,513)	$(2,123)

Denominator:
Weighted average shares outstanding used to compute basic and diluted net loss per common share	54,475	45,764	51,480	45,573

Basic and diluted net loss per common share	$(0.06)	$(0.02)	$(0.11)	$(0.05)

All common shares that were held in escrow and that were subject to repurchase by the Company, totaling approximately 1,433,000 and 653,000 as of January 31, 2004 and 2003, respectively, were excluded from basic and diluted net loss per common share calculations.

Potential common shares attributable to stock options, warrants, shares held in escrow and shares subject to repurchase by the Company, of 10,097,423 and 7,143,596 were outstanding at January 31, 2004 and 2003, respectively. However, as a result of the net loss incurred by the Company in the three and six months ended January 31, 2004 and 2003, none of the shares were included in the weighted average outstanding shares (using the treasury stock method) used to calculate net loss per common share because the effect would have been antidilutive.

Note 10 Comprehensive Loss

Accumulated other comprehensive loss consists of net unrealized gain/loss on available for sale investments and foreign currency translation adjustments. Total comprehensive loss for the three months ended January 31, 2004 and 2003, respectively, is presented in the following table (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
Net loss	$(3,252)	$(747)	$(5,513)	$(2,123)
Other comprehensive gain (loss):
Change in net unrealized loss on investments	(5)	(22)	(34)	(52)
Realized gain on investments	—	—	—	10
Change in currency translation adjustments	1	(2)	55	(4)

Total other comprehensive gain (loss)	(4)	(24)	21	(46)

Total comprehensive loss	$(3,256)	$(771)	$(5,492)	$(2,169)

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

Revenue is attributed to regions based on the location of customers. Revenue information by geographic region is as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
North America	$7,672	$3,887	$13,116	$7,433
Japan	1,454	962	3,374	1,834
Other International	877	972	1,529	1,564

Total revenue	$10,003	$5,821	$18,019	$10,831

Substantially all of the Company’s long-lived assets are in the United States.

Revenue information by product group is as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
Enterprise and retail products	$4,483	$3,363	$7,360	$6,356
Technology licensing components	5,520	2,458	10,659	4,475

Total revenue	$10,003	$5,821	$18,019	$10,831

The Company’s enterprise and retail products include Intellisync® Handheld Edition, Intellisync Handheld Edition for Enterprise (formerly Enterprise Intellisync), Intellisync Phone Edition, Intellisync goAnywhere, Intellisync Mobile Suite (formerly Synchrologic Mobile Suite), Intellisync MobileApp Designer (formerly Satellite Forms) and Intellisync for Oracle, as well as related support and maintenance. Technology licensing components include various licensed technology platforms, including Intellisync Software Development Platform, Intellisync for the Web, Intellisync SyncML Server (formerly TrueSync®), Intellisync VPN, Intellisync Server-to-Server, professional services, non-recurring engineering services and related maintenance contract programs.

No customers accounted for more than 10% of the Company’s total revenue for the three and six months ended January 31, 2004. Products sold through Ingram Micro US, a distributor, accounted for 16% and 14% of the total revenue in the three and six months ended January 31, 2003, respectively. No other customers accounted for more than 10% of total revenue during those periods in fiscal 2003.

Note 12 Subsequent Events

Convertible Senior Notes

In February 2004, the Company announced its offering of $50,000,000 aggregate principal amount of convertible senior notes due March 2009, through an offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. These notes will be convertible into shares of Intellisync common stock at a conversion rate of 250.0000 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of $4.00 per share and represents a 22.7% premium to the closing price of $3.26 per share of Intellisync common stock on February 26, 2004. The notes bear interest at an annual rate of 3%, payable semi-annually in arrears. The notes mature on March 1, 2009, and may not be redeemed by the Company prior to maturity. Holders of the notes may require the Company to redeem the notes upon the occurrence of certain events. The Company has granted the initial purchasers of the notes an option to acquire up to an additional $10,000,000 aggregate principal amount of notes which was exercised on March 8, 2004. Proceeds of $57,100,000, net of the initial purchasers’ discounts and commissions and estimated offering costs, were received in March 2004.

The Company expects to use approximately $20,000,000, which may include a portion of the net proceeds of the offering, to complete the acquisition of Search Software America, as described below. The Company intends to use the balance of the net proceeds to fund possible investments in, or acquisitions of, complementary businesses, products or technologies or establishing joint ventures and for general corporate purposes and working capital requirements. The Company intends to invest the net proceeds from this offering, pending their ultimate use, in short-term, interest-bearing, investment grade securities.

In order to manage interest costs and risk, the Company will use a derivative contract which swaps the fixed interest payments on the senior notes to a floating interest rate.

Search Software America Acquisition

On February 24, 2004, the Company announced that it has entered into a definitive agreement, subject to customary closing conditions, to acquire Search Software America, a privately held division of SPL WorldGroup, for approximately $20,000,000 in cash. Search Software America, with operations in the United States, United Kingdom, Australia and South America and whose products enhance the ability to find, match and group (synchronize) identity data within computer systems and network databases, will operate as a wholly owned subsidiary of the Company. The acquisition is expected to close within 30 days from the announcement date of the acquisition.

Litigation Settlement

On March 4, 2004, the Company announced its mutual agreement with Extended Systems, Inc. to settle the patent infringement lawsuit initiated by the Company in April 2002. In an agreement signed by both companies, the Company and Extended Systems agreed to settle all claims and terminate litigation proceedings immediately.

In the settlement agreement, Extended Systems will make a one-time payment of $2,000,000 to the Company and receive a license to certain Intellisync patents, which Extended Systems acknowledges are valid. The payment covers estimated past and future royalties on revenue related to Extended Systems’ products shipped and covered under Intellisync’s licensed patents. Both companies have agreed there will be no further patent litigation actions for a period of five years and that the Company will release all Extended Systems customers from any claims of infringement relating to their purchase and future use of Extended Systems products.

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

Management’s discussion and analysis includes:

•	Business overview.

•	A comparison of our results of operations in the three and six months ended January 31, 2004 with the results in the corresponding periods in fiscal 2003.

•	Recently issued accounting pronouncements.

•	A discussion of our operating liquidity and capital resources.

•	A discussion of factors that may affect our future operating results.

Business Overview

Intellisync Corporation was incorporated in California on August 27, 1993 as Puma Technology, Inc. and was subsequently reincorporated in Delaware on November 27, 1996. We changed our corporate name from Pumatech, Inc. to Intellisync Corporation effective February 17, 2004. We develop, market and support synchronization, mobile-application development, remote access and mobile-application management/device management software that enables consumers, business professionals and information technology (IT) officers to extend the capabilities of enterprise groupware and vertical applications, handheld organizers/computers, Web-enabled cellular phones, pagers and other wireless or wireline personal communications platforms. Designed to connect people with essential information, anytime and anywhere, our product family includes the following offerings:

•	Intellisync® Handheld Edition, Intellisync Handheld Edition for Enterprise (formerly Enterprise Intellisync) and Intellisync Phone Edition software;

•	Intellisync for Oracle software;

•	Intellisync goAnywhere™ software acquired from Loudfire, Inc.;

•	Intellisync Mobile Suite (formerly Synchrologic Mobile Suite);

•	Intellisync MobileApp Designer (formerly Satellite Forms);

•	Intellisync Software Development Platform;

•	Intellisync for the Web;

•	Intellisync SyncML Server (formerly TrueSync®) software developed by our wholly owned subsidiary, Starfish Software, Inc.;

•	Intellisync VPN software acquired from Spontaneous Technology; and

•	Intellisync Server-to-Server

We have organized our operations into a single operating segment encompassing the development, marketing and support of software and services that provide synchronization, mobile application development, application/device management, real-time remote information access, and secure VPN capabilities.

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

Part of our business strategy is to enhance shareholder value through acquisitions that target companies where our management, shareholders and corporate structure can be leveraged to improve strategic market position and growth potential in both emerging and established technologies. Our recent acquisitions, together with our internal development efforts, have been aimed at expanding our focus from cabled synchronization to synchronization for wireless handhelds, smartphones, laptops and tablets, where a number of industry analysts, such as International Data Corporation (IDC), predict important growth in the near future. With the asset purchase of Spontaneous Technology, Inc., the acquisition of Synchrologic, Inc. and planned acquisition of Search Software America, we believe our management and employee efforts should continue to aid in our growth and development.

Acquisitions

On September 17, 2003, we consummated the acquisition of substantially all of the assets of Spontaneous Technology, Inc. of Salt Lake City, Utah, a provider of enterprise secure Virtual Private Network (sVPN™) software designed to extend existing corporate applications to most wireless devices. Under the terms of the agreement, we issued a total of 869,259 shares of our common stock valued at approximately $2,999,000. There are 224,417 additional shares held in escrow that are contingently issuable upon satisfaction of a pre-acquisition clause. Additionally, depending upon our revenues associated with sales of our products including certain technology of Spontaneous Technology during the period ending September 30, 2004, we may be required to pay Spontaneous Technology additional consideration of up to $7,000,000 in shares of our common stock.

On December 29, 2003, we completed our acquisition of all of the issued and outstanding stock of Synchrologic, Inc. headquartered in Atlanta, Georgia pursuant to an Agreement and Plan of Merger, dated as of September 14, 2003. The Agreement and Plan of Merger also provided for the dismissal of the outstanding litigation against Synchrologic with prejudice as of September 17, 2003, thereby permanently ending this specific suit. In the merger, we issued a total of 15,130,171 shares of our common stock valued at approximately $62,125,000 and options to purchase a total of 1,018,952 shares of our common stock valued at approximately $4,123,000. Synchrologic’s product line provides mobile access to enterprise applications, email and personal information management (PIM) data, file content, intranet sites, and Web content, while giving IT groups the tools to manage mobile devices remotely.

On February 24, 2004, we announced a definitive agreement, subject to customary closing conditions, to acquire Search Software America, a privately held division of SPL WorldGroup, for approximately $20,000,000 in cash. Search Software America, with operations in the United States, United Kingdom, Australia and South America and whose products enhance the ability to find, match and group (synchronize) identity data within computer systems and network databases, will operate as a wholly owned subsidiary of Intellisync. The acquisition is expected to close within 30 days from the announcement date of the acquisition.

We believe that the acquisitions of Spontaneous Technology’s assets, Synchrologic and Search Software America will enhance our enterprise offerings, while also serving to bolster our position, patent portfolio and technology leadership in the synchronization and mobile infrastructure software arenas.

Convertible Senior Notes

In February 2004, we announced our offering of $50,000,000 aggregate principal amount of convertible senior notes due March 2009, through an offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. These notes will be convertible into shares of our common stock at a conversion rate of 250.0000 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of $4.00 per share and represents a 22.7% premium to the closing price of $3.26 per share of our common stock on February 26, 2004. The notes will bear interest at an annual rate of 3%, payable semi-annually in arrears. The notes mature on March 1, 2009, and may not be redeemed by us prior to maturity. Holders of the notes may require us to redeem the notes upon the occurrence of certain events. We have granted the initial purchasers of the notes an option to acquire up to an additional $10,000,000 aggregate principal amount of notes which was exercised on March 8, 2004. Proceeds of $57,100,000, net of the initial purchasers’ discounts and commissions and estimated offering costs, were received in March 2004.

We expect to use approximately $20,000,000, which may include a portion of the net proceeds of the offering, to complete the acquisition of Search Software America, as described above. We intend to use the balance of the net proceeds to fund possible investments in, or acquisitions of, complementary businesses, products or technologies or establishing joint ventures and for general corporate purposes and working capital requirements. We intend to invest the net proceeds from this offering, pending their ultimate use, in short-term, interest-bearing, investment grade securities.

In order to manage interest costs and risk, we will use a derivative contract which swaps the fixed interest payments on our senior notes to a floating interest rate.

Litigation Settlement

On March 4, 2004, we announced our mutual agreement with Extended Systems, Inc. to settle our patent infringement lawsuit we initiated in April 2002. In the agreement, we agreed with Extended Systems to settle all claims and terminate litigation proceedings immediately.

In the settlement agreement, Extended Systems will make a one-time payment of $2,000,000 and receive a license to certain Intellisync patents, which Extended Systems acknowledges are valid. The payment covers estimated past and future royalties on revenue related to Extended Systems’ products shipped and covered under Intellisync’s licensed patents. We have agreed there will be no further patent litigation actions for a period of five years and that we will release all Extended Systems customers from any claims of infringement relating to their purchase and future use of Extended Systems products.

Results of Operations

The following table sets forth items included in the condensed consolidated statements of operations as a percentage of revenue for the periods indicated. Certain prior period amounts were reclassified to conform to the current period’s presentation.

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
Revenue
License	75.5%	85.0%	71.2%	83.2%
Services	24.5	15.0	28.8	16.8

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost and operating expenses:
Cost of revenue	18.0	14.1	19.0	15.2
Amortization of developed technology	4.0	2.5	3.1	2.7
Research and development	24.1	29.4	25.6	32.2
Sales and marketing	35.7	46.4	38.0	49.3
General and administrative	19.2	22.0	23.9	22.2
Amortization of intangibles	2.2	—	1.8	—
In-process research and development	24.2	—	16.0	—
Facilities exit costs and other charges	6.0	—	3.8	—

Total cost and operating expenses	133.4	114.4	131.2	121.6

Operating loss	(33.4)	(14.4)	(31.2)	(21.6)
Other income, net	1.3	3.2	1.4	3.7

Loss before income taxes	(32.1)	(11.2)	(29.8)	(17.9)
Provision for income taxes	(0.4)	(1.6)	(0.8)	(1.7)

Net loss	(32.5)%	(12.8)%	(30.6)%	(19.6)%

Revenue. We derive revenue from two primary sources: software licenses and fees for services. Revenue for the three and six months ended January 31, 2004 was $10,003,000 and $18,019,000, respectively, compared with $5,821,000 and $10,831,000, respectively, for the corresponding periods in fiscal 2003. The 72% increase in revenue for the three months ended January 31, 2004, compared with the corresponding period in fiscal 2003, was led by approximately $1,727,000 increase in revenue from Intellisync Software Development Platform, $1,273,000 increase in revenue from our server products and $1,271,000 increase in revenue from professional services. The 66% increase in revenue for the six months ended January 31, 2004, compared with the corresponding period in fiscal 2003, was led by a approximately $3,158,000 increase in revenue from Intellisync Software Development Platform, $3,005,000 increase in revenue from professional services and $1,057,000 increase in revenue from servers. The increase in revenue in each of the first two quarters of fiscal 2004 was attributable to new customer contracts, in particular professional service agreements, associated with our recent acquisitions and to a combination of revenue from new major customers and increased royalty revenue from existing OEM customers.

Our acquisition of Starfish Software, Inc. and asset purchase of Loudfire in fiscal 2003, as well as our recent asset purchase of Spontaneous Technology and acquisition of Synchrologic, are expected to provide us with access to new technology capabilities, potential access to new markets and customers and other revenue-generation opportunities. We expect revenue benefits over time through synergies in technology, product development and operations. Our recent acquisitions already have made positive contributions to revenue for the three and six months ended January 31, 2004. We believe that new and existing products based upon the technologies from Starfish, Loudfire, Spontaneous Technology, and Synchrologic could continue to have a positive impact on revenues, provide operational benefits and improve our bottom line in the remainder of fiscal 2004.

•	License Revenue. License revenue is earned from the sale and use of software products (including our technology licensing components) and royalty agreements with OEMs. License revenue for the three and six months ended January 31, 2004 increased by 53% to $7,555,000 and 42% to 12,824,000, respectively, compared with $4,951,000 and $9,014,000 for the corresponding periods in fiscal 2003. As a percentage of total revenue, license revenue was 76% and 71% for the three and six months ended January 31, 2004, respectively, compared with 85% and 83% for the corresponding periods in fiscal 2003. The increase in absolute license revenue for the three months ended January 31, 2004 reflected an increase of $1,820,000 in revenue from technology licensing components and an increase of $800,000 in revenue from enterprise, partially offset by a decrease of $16,000 in revenue from our legacy personal computers or notebooks business (Intellisync for Notebooks royalty revenue) that we are now phasing out. The increase in absolute license revenue for the six months ended January 31, 2004 reflected an increase of $3,241,000 in revenue from technology licensing components and an increase of $621,000 in revenue from enterprise, partially offset by a decrease of $52,000 in revenue from the phasing-out Intellisync for Notebooks royalty revenue. A significant portion of the increase in our license revenue for the three and six months ended January 31, 2004, respectively, was contributed by Synchrologic. As a percentage of total revenue, license revenue decreased due to significant increase in our revenue from professional services as described below.

•	Service Revenue. Service revenue is derived from fees for services, including fixed-price and time-and-materials professional services arrangements and amortization of maintenance contract programs. Service revenue for the three and six months ended January 31, 2004 increased by 181% to $2,448,000 and 186% to $5,195,000, respectively, compared with $870,000 and $1,817,000 for the corresponding periods in fiscal 2003. As a percentage of total revenue, service revenue was 24% and 29% for the three and six months ended January 31, 2004, respectively, compared with 15% and 17% for the corresponding periods in fiscal 2003. The increase in service revenue for the three months ended January 31, 2004 resulted from an increase of approximately $1,271,000 in professional service revenue associated with our technology licensing partners and $307,000 in amortization of our maintenance contract programs triggered by our increased effort to renew maintenance agreements within the existing customer base. The increase in service revenue for the six months ended January 31, 2004 resulted from an increase of approximately $3,005,000 in professional service revenue associated with our technology licensing partners and $373,000 in amortization of our maintenance contract programs. The increase in professional service revenue was attributable to new customer contracts primarily associated with our recent acquisitions.

Our enterprise and retail products revenue includes sales to retail distribution channels, as well as direct sales of our personal and server products licensed to corporations for internal use. Enterprise and retail products include Intellisync Handheld Edition, Intellisync Handheld Edition for Enterprise (formerly Enterprise Intellisync), Intellisync Phone Edition, Intellisync goAnywhere, Intellisync Mobile Suite (formerly Synchrologic Mobile Suite), Intellisync MobileApp Designer (formerly Satellite Forms) and Intellisync for Oracle, as well as related support and maintenance. Total enterprise and retail products revenue increased by 33% to $4,483,000 and 16% to $7,360,000 for the three and six months ended January 31, 2004, respectively, compared with $3,363,000 and $6,356,000 for the corresponding periods in fiscal 2003. The increase in enterprise and retail products revenue for the three months ended January 31, 2004 resulted from an increase of $1,273,000 in revenue from our enterprise server products, an increase of $319,000 in revenue from amortization of support and maintenance, and an increase of $212,000 in retail sales of our Intellisync software. This increase for the three months ended January 31, 2004 was slightly offset by a $684,000 decrease in revenue from Intellisync Handheld Edition for Enterprise and Intellisync MobileApp Designer. The increase in enterprise and retail products revenue for the six months ended January 31, 2004 resulted from an increase of $1,244,000 in revenue from our enterprise server products, an increase of $772,000 in retail sales of our Intellisync software and an increase of $381,000 in revenue from amortization of support and maintenance, which was slightly offset by the decline of $1,393,000 in revenue from our Intellisync Handheld Edition for Enterprise and Intellisync MobileApp Designer. The transition in our enterprise server offering from Enterprise Intellisync Server to the Intellisync Mobile Suite in the first quarter of fiscal 2004 had a negative short-term impact on enterprise revenues in both the United States and Europe. We expect revenue from enterprise and retail products to further improve in the following quarter, which will be driven by contributions from Intellisync Mobile Suite acquired from Synchrologic.

Technology licensing components include various licensed technology platforms, including Intellisync Software Development Platform, Intellisync for the Web, Intellisync SyncML Server (formerly TrueSync), Intellisync VPN, Intellisync Server-to-Server, professional services, non-recurring engineering services and related maintenance contract programs. Total technology licensing revenue increased by 125% to $5,520,000 and 138% to $10,659,000 for the three and six months ended January 31, 2004, respectively, compared with $2,458,000 and $4,475,000 for the corresponding periods in fiscal 2003. The increase in technology licensing revenue for the three months ended January 31, 2004 resulted from an increase in Intellisync Software Development Platform revenue of approximately $1,819,000 and in professional services of approximately $1,271,000, offset by a decrease of $28,000 in revenue from Intellisync for Notebooks. The increase in technology licensing revenue for the six months ended January 31, 2004 resulted from an increase in Intellisync Software Development Platform revenue of approximately $3,240,000 and in professional services of approximately $3,005,000, offset by a decrease of $61,000 in revenue from Intellisync for Notebooks.

International revenue continues to represent a significant portion of our revenue. International revenue for the three and six months ended January 31, 2004 was $3,009,000, or 30% of revenue, and $6,385,000, or 35% of revenue, respectively, compared with $2,135,000, or 37% of revenue, and $3,755,000, or 35% of revenue, respectively, in the corresponding periods in fiscal 2003. The year-over-year increase in our international revenues accounted for 21% and 37% of our total revenue increase for the three and six months ended January 31, 2004, respectively. The increase in our professional services revenue and the number of our international technology licensing partners, particularly in Japan, resulted in an increase in our international revenue during this period. We believe our international revenue will fluctuate on a quarter to quarter basis as we periodically enter into new agreements for professional services and new international partner contracts for technology licensing. International revenue may be subject to certain risks not normally encountered in operations in the United States, including exposure to tariffs, various trade regulations, fluctuations in currency exchange rates, as well as international software piracy. We believe that continued growth could require further expansion in international markets. We have utilized, and may continue to utilize, substantial resources both to expand and establish international operations in the future.

No customers accounted for more than 10% of our total revenue for the three and six months ended January 31, 2004. Products sold through Ingram Micro US, a distributor, accounted for 16% and 14% of the total revenue for the three and six months ended January 31, 2003, respectively. No other customers accounted for more than 10% of total revenue during those periods in fiscal 2003.

Deferred revenue results from the billing of fees from our customers for the purchase of license agreements and maintenance services for which we have not yet recognized revenue. We recognize the respective revenue after meeting the terms and conditions detailed in our revenue recognition policy. Deferred revenue increased to $3,233,000 at January 31, 2004 compared with $2,015,000 at July 31, 2003, due to the addition of a number of agreements with future performance obligations as a result of our recent acquisition of Synchrologic. We expect that this deferred revenue may contribute to an increase in our total revenue recognized during the next few quarters.

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

Cost of revenue for the three and six months ended January 31, 2004, was $1,797,000, or 18% of revenue, and $3,431,000, or 19% of revenue, respectively, compared with $822,000, or 14% of revenue, and $1,646,000, or 15% of revenue, respectively, in the corresponding periods in fiscal 2003. The increase in cost of revenue in absolute dollars and as a percentage of revenue reflected the increase in professional services costs as a result of the Starfish acquisition in the second half of fiscal 2003 and Spontaneous Technology in the first quarter of fiscal 2004. We expect cost of revenue, excluding the effects of stock compensation, in absolute dollars to increase slightly relative to that of the second quarter of fiscal 2004 as a result of the full-quarter impact of Synchrologic. However, we believe cost of revenue as a percentage of revenue could decrease slightly or remain relatively flat for the next quarter as an overall effect of an expected further increase in total revenue.

Amortization of Developed Technology. Amortization of developed technology for the three and six months ended January 31, 2004 amounted to $400,000 and $553,000, respectively, compared with $146,000 and $295,000, respectively, in the corresponding periods in fiscal 2003. The increase in the amortization of developed technology was primarily due to the impact of recently purchased technology from Starfish, Loudfire, Spontaneous Technology and Synchrologic. Based on acquisitions completed as of January 31, 2004, we expect the future amortization expense of developed technology is as follows (in thousands):

Six months ending July 31, 2004	$1,673
Fiscal year ending July 31,
2005	3,345
2006	3,345
2007	3,280
2008	1,122

$12,765

We expect that we may acquire additional developed technology associated with any acquisitions we may complete in the future, including Search Software America. As a result, we may further increase our amortization expense of developed technology.

Research and Development. Research and development expenses consist primarily of salaries and other related costs for research and development personnel, quality assurance personnel, product localization, fees to outside contractors and the cost of facilities and depreciation of capital equipment. We invest in research and development both for new products and to provide continuing enhancements to existing products. Our engineering group is currently aiming their efforts at expanding focus from cabled synchronization to synchronization for wireless handhelds, smartphones, laptops and tablets, at extending our core synchronization technology to increase scalability and extensibility, and at supporting next generation wireless technology and device platforms. Research and development expenses in the three and six months ended January 31, 2004, were $2,410,000, or 24% of revenue, and $4,603,000, or 26% of revenue, respectively, compared $1,709,000, or 29% of revenue, and $3,490,000, or 32% of revenue, respectively, in the corresponding periods in fiscal 2003. The increase in research and development spending in absolute dollars was due to increase in headcount of 44 engineers since the beginning of fiscal 2004, which is mainly associated with the facility in Bulgaria established for engineering operations during fiscal 2003, and the asset purchase of Spontaneous Technology and the acquisition of Synchrologic during the first half of fiscal 2004. The decrease in research and development spending as a percentage of revenue resulted from an increase in our total revenue. Excluding the effects of stock compensation, absolute research and development expenses, and as a percentage of revenue, are expected to increase for the next quarter as a result of the full-quarter impact of various expenses associated with the workforce acquired from Synchrologic.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions, promotional expenses and other costs relating to sales and marketing employees, as well as to technical support personnel associated with pre-sales activities such as building brand awareness, performing product and technical presentations and answering customers’ product and service inquiries. Sales and marketing expenses in the three and six months ended January 31, 2004, were $3,570,000, or 36% of revenue, and $6,850,000, or 38% of revenue, respectively, compared with $2,704,000, or 46% of revenue, and $5,338,000, or 49% of revenue, respectively, in the corresponding periods in fiscal 2003. Sales and marketing expenses increased year-over-year in absolute dollars as a result of establishing strategic relationships with our existing and prospective enterprise customers, as well as increasing marketing program spending to support increased revenue activities driven by our recent acquisitions. We have also acquired 22 new sales and marketing employees from Synchrologic during the second quarter of fiscal 2004. The increase for the six months ended January 31, 2004 was also due to $216,000 variable accounting charge associated with certain outstanding stock options as a result of an increase in our stock price. Sales and marketing expenses decreased as a percentage of revenue due to an increase in our total revenue. Excluding the effects of stock compensation, absolute sales and marketing expenses, and as a percentage of revenue, are expected to increase in the next quarter due to the full-quarter impact of various expenses associated with the workforce acquired from Synchrologic.

General and Administrative. General and administrative expenses consist primarily of salaries and other costs relating to administrative, executive and financial personnel and outside professional fees. General and administrative expenses for the three and six months ended January 31, 2004, were $1,927,000, or 19% of revenue, and $4,312,000, or 24% of revenue, respectively, compared with $1,278,000, or 22% of revenue, and $2,399,000, or 22% of revenue, respectively, in the corresponding periods in fiscal 2003. The major factors for the increase in general and administrative spending in absolute dollars for the three and six months ended January 31, 2004 include an increase of $500,000 and $1,056,000, respectively, in outside services brought about primarily by legal costs associated with our patent infringement lawsuits. The increase in general and administrative spending for six months ended January 31, 2004 was also due to an increase in our stock price that resulted in a significant increase of $700,000 in noncash variable accounting charges associated with certain outstanding stock options. As a result of our settlement agreement with Extended Systems, which includes the immediate termination of all the litigation proceedings, general and administrative expenses, excluding the effects of stock compensation, are expected to remain relatively flat for the next quarter as compared with the prior quarter’s general and administrative expenses.

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

Amortization of Other Intangibles. Amortization of other intangibles for the three and six months ended January 31, 2004 amounted to $218,000 and zero, respectively, compared with $324,000 and zero, respectively, in the corresponding periods in fiscal 2003. The increase in the amortization of other intangibles was primarily due to the impact of recently acquired intangibles from Starfish, Loudfire, Spontaneous Technology and Synchrologic. Based on acquisitions completed as of January 31, 2004, we expect the future amortization expense of other intangible assets is as follows (in thousands):

Six months ending July 31, 2004	$807
Fiscal year ending July 31,
2005	1,614
2006	1,539
2007	1,486
2008	521

$5,967

We expect that we may acquire additional intangibles associated with any acquisitions we may complete in the future, including Search Software America. As a result, we may further increase our amortization expense of other intangibles.

In-Process Research and Development. In the three and six months ended January 31, 2004, we recorded a charge of $2,423,000 and $2,892,000, respectively, for in-process research and development associated with the acquisition of Synchrologic in the second quarter of fiscal 2004 and of substantially all of the assets of Spontaneous Technology in the first quarter of fiscal 2004.

•	Synchrologic. The purchase price of Synchrologic was assigned to the fair value of the assets acquired, including the in-process research and development. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use. Accordingly, we expensed the in-process research and development of $2,423,000 at the date of the acquisition.

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

The key assumptions underlying the valuation of acquired in-process research and development from Synchrologic are as follows (in thousands):

Project names: Version upgrade of Data Sync, File Sync, E-mail accelerator and Systems Management products

Percent completed as of acquisition date: 60%-70%

Estimated costs to complete technology at acquisition date: $3,000,000

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

•	Spontaneous Technology. The purchase price of Spontaneous Technology was assigned to the fair value of the assets acquired, including the in-process research and development. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use. Accordingly, we expensed the in-process research and development of $469,000 at the date of the acquisition.

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

Subsequent to the acquisition of Synchrologic and Spontaneous Technology, there have been no significant developments related to the current status of the acquired in-process research and development projects that would result in material changes to the assumptions.

Facilities Exit Costs and Other Charges. In the three and six months ended January 31, 2004, we recorded a charge of $600,000 and $676,000, respectively, for facilities exit costs and other special charges.

•	Facilities Exit Costs and Restructuring Accrual. During the three months ended January 31, 2004, we recorded facilities exit costs of $600,000 for vacating our remaining office space in Santa Cruz, California and a floor of our office facility in San Jose, California. Inherent in the estimation of the costs related to our restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. In determining the excess facilities exit costs, we were required to estimate future sublease income, negotiated lease settlement costs, future net operating expenses of the facilities, and brokerage commissions, among other expenses. These estimates, along with other estimates made by management in connection with restructuring, may vary significantly depending, in part, on factors that may be beyond our control. Specifically, these estimates will depend on our success in negotiating with lessors, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Adjustments to the reserve for the consolidation of excess facilities will be required if actual lease exit costs or sublease income differ from amounts currently expected.

The following table sets forth the activities in the restructuring accrual account for the six months ended January 31, 2004 (in thousands):

Consolidation of Excess Facilities
Balance at July 31, 2003	$1,766
Restructuring provision	600
Cash payments	(712)

Balance at January 31, 2004	$1,654

The remaining unpaid amount as of January 31, 2004 of $1,654,000, related to the net lease expense due to the consolidation of excess facilities, will be paid over the respective lease terms through June 2006 using cash from operations. The current and long-term portions of the underlying accrual of $1,122,000 and $532,000 are classified as “Accrued Liabilities” and “Other Liabilities,” respectively, in the condensed consolidated balance sheet as of January 31, 2004.

We continually evaluate the balance of the restructuring reserve it records in prior periods based on the remaining estimated amounts to be paid. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

We believe that the above restructurings have contributed towards the improvement in our gross and operating income during fiscal 2003 and the first two quarters of fiscal 2004. We expect the cost savings brought about by these restructurings to continue for the remainder of fiscal 2004.

•	Other Charges. During the first quarter of fiscal 2004, we incurred residual costs of approximately $76,000 for operating expenses, mainly legal and accounting, relating to an acquisition that we ceased pursuing.

Other Income, net. Other income, net, represents interest earned on cash and short-term investments and realized gains on miscellaneous investments, offset by interest expense on debt, miscellaneous bank fees and charges, as well as other-than-temporary impairment of investments. Other income, net, in the three and six months ended January 31, 2004 was $126,000 and $252,000, respectively, compared with $185,000 and $396,000, respectively, in the corresponding periods in fiscal 2003. Other income, net, decreased due to lower rate of interest on reduced balances of cash and investments. We expect to record $2,000,000 in other income for the next quarter of fiscal 2004 as a result of the recent settlement of litigation against Extended Systems. This other income will be offset by interest and other expense of approximately $190,000 as a result of amortization of debt issuance costs and interest accrued on the recently issued convertible senior notes.

Provision for Income Taxes. The provision for income taxes primarily represents foreign withholding taxes on royalties earned from certain foreign customers and, to a lesser extent, estimated taxes for foreign subsidiaries. The provision for income taxes in the three and six months ended January 31, 2004 was $36,000 and $143,000, respectively, compared with $94,000 and $182,000, respectively, in the corresponding periods of fiscal 2002.

Recently Issued Accounting Pronouncement

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. In December 2003, the FASB released a revised version of FIN No. 46 (referred to as FIN 46R) clarifying certain aspects of FIN No. 46 and providing certain entities with exemptions from the requirements of FIN No. 46. FIN 46R requires the application of either FIN No. 46 or FIN 46R to all Special Purpose Entities (SPEs) created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. All entities created after January 31, 2003 were already required to be analyzed under FIN No. 46, and they must continue to do so, unless FIN 46R is adopted early. FIN 46R will be applicable to all non-SPEs created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after March 15, 2004. We will be required to adopt the accounting requirements of FIN 46R for the fiscal third quarter ended April 30, 2004. We do not expect the adoption of FIN 46R to have a material impact on our consolidated financial position, results of operations and cash flows.

Liquidity and Capital Resources

In February 2004, we announced our offering of $50,000,000 aggregate principal amount of convertible senior notes due March 2009, through an offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. We have granted the initial purchasers of the notes an option to acquire up to an additional $10,000,000 aggregate principal amount of notes which was exercised on March 8, 2004. Proceeds of $57,100,000, net of the initial purchasers’ discounts and commissions and estimated offering costs, were received in March 2004. Refer to the discussion under the caption “Commitments” set forth below for more information on the convertible senior notes.

We invest excess cash predominantly in fixed income securities that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than two years with the intent to make such funds readily available for operating purposes, if needed. We ended the second quarter of fiscal 2004 with $22,114,000 in cash, cash equivalents and short-term investments. Cash and cash equivalents decreased by $1,826,000 or 23% during the first half of fiscal 2004 to $6,016,000 at January 31, 2004. Short-term investments decreased by $3,219,000 or 17% to $16,098,000 during the same period.

Net cash used in operating activities primarily consists of net loss as adjusted by purchased in-process research and development, provision for doubtful accounts, inventory reserves, depreciation and amortization, stock compensation and other non-cash items, and the effect of changes in working capital and other activities. Operating cash flow in the first half of fiscal 2004 comprised of $5,513,000 of net loss, adjusted by non-cash expense items as described above of $5,764,000, which was offset by $7,649,000 of net change in working capital items, compared with $2,123,000 of net loss adjusted by non-cash expense items as described above of $1,068,000, which was offset by $2,051,000 of net change in working capital items in the first half of fiscal 2003. Approximately $1,200,000 was cash used for costs associated with our acquisitions during the first half of fiscal 2004.

Net accounts receivable increased by $3,671,000 to $9,140,000 at January 31, 2004, from $5,469,000 at July 31, 2003. The increase in accounts receivable resulted from an increase in revenue for the second quarter of fiscal 2004 relative to the revenue from the fourth quarter of fiscal 2003, as well as from the acquired receivables from Synchrologic amounting to approximately $792,000 by the end of the second quarter.

Net cash provided by investing activities of $5,371,000 during the first half of fiscal 2004 resulted from $8,000,000 proceeds from sales and maturities of sort-term investments, $2,296,000 cash acquired from Synchrologic and $56,000 of decrease in restricted cash, slightly offset by $4,785,000 cash paid for purchase of short-term investments and $196,000 for capital expenditures. Net cash provided by investing activities of $6,005,000 during the first half of fiscal 2003 resulted from $13,851,000 proceeds from sales and maturities of short-term investments, partially offset by $7,772,000 cash paid for purchase of short-term investments and $74,000 for capital expenditures.

Net cash provided by financing activities of $201,000 during the first half of fiscal 2004 resulted from $1,655,000 proceeds from issuances of common stock and $310,000 of note repayments from stockholders. The cash provided from financing activities during the first half of fiscal 2004 was partially offset by $1,764,000 repayment on outstanding balance under a bank credit facility agreement acquired from Synchrologic. Net cash used by financing activities of $1,172,000 during the first half of fiscal 2003 resulted from a $2,000,000 repayment on borrowings from a line of credit that expired in September 2002, partially offset by $498,000 proceeds from issuances of common stock and $330,000 of note repayments from stockholders.

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

On December 29, 2003, we completed our acquisition of all of the issued and outstanding stock of Synchrologic, Inc. headquartered in Atlanta, Georgia pursuant to an Agreement and Plan of Merger, dated as of September 14, 2003. The Agreement and Plan of Merger also provided for the dismissal of the outstanding litigation against Synchrologic with prejudice as of September 17, 2003, thereby permanently ending this specific suit. Synchrologic’s product line provides mobile access to enterprise applications, email and personal information management (PIM) data, file content, intranet sites, and Web content, while giving information technology groups the tools to manage mobile devices remotely. In the merger, all outstanding shares of Synchrologic common stock and preferred stock were converted into the right to receive a total of 15,130,171 shares of our common stock. In addition, all outstanding options to purchase Synchrologic common stock were converted into options to purchase a total of 1,018,952 shares of our common stock. The total number of shares issued was determined by dividing $60,000,000 by the average closing price of $5.22 of the shares of our common stock for the thirty consecutive trading days ending on the last complete trading day immediately preceding the closing date of the merger (which amount was subject to adjustment based on the transaction expenses incurred by Synchrologic in connection with the merger), provided that the number of shares did not exceed 19,800,000 or be fewer than 16,200,000 (in each case subject to adjustment based on the transaction expenses incurred by Synchrologic in connection with the merger). The shares were valued at approximately $62,125,000 using the five-trading-day average price surrounding the date the acquisition was announced of $4.11 per share, and the options were valued at approximately $4,123,000 using the Black-Scholes option pricing model.

On February 24, 2004, we announced a definitive agreement, subject to customary closing conditions, to acquire Search Software America, a privately held division of SPL WorldGroup, for approximately $20,000,000 in cash. Search Software America, with operations in the United States, United Kingdom, Australia and South America and whose products enhance the ability to find, match and group (synchronize) identity data within computer systems and network databases, will operate as a wholly owned subsidiary of Intellisync. The acquisition is expected to close within 30 days from the announcement date of the acquisition.

For the next few quarters, we believe the asset purchase of Spontaneous Technology, the acquisition of Synchrologic, as well as the planned acquisition of Search Software America, may bring modest improvement in our cash flows from operating activities with the realization of synergistic benefits and revenue opportunities.

Litigation Settlement with Extended Systems

On March 4, 2004, we announced our mutual agreement with Extended Systems, Inc. to settle our patent infringement lawsuit we initiated in April 2002 against Extended Systems. In the agreement, we agreed with Extended Systems to settle all claims and terminate litigation proceedings immediately.

In the settlement agreement, Extended Systems will make a one-time payment of $2,000,000 and receive a license to certain Intellisync patents, which Extended Systems acknowledges are valid. The payment covers estimated past and future royalties on revenue related to Extended Systems’ products shipped and covered under Intellisync’s licensed patents. We have agreed there will be no further patent litigation actions for a period of five years and that we will release all Extended Systems customers from any claims of infringement relating to their purchase and future use of Extended Systems products.

Effects of Inflation

We believe that our financial results have not been significantly impacted by inflation and price changes during the first half of fiscal 2004. However, there can be no assurance that inflation will not have such an effect in future periods.

Related Party Transactions

We had a full-recourse loan outstanding to our chief executive officer with a principal amount of approximately $310,000, exclusive of accrued interest, as of July 31, 2003. This note used by an officer to purchase shares of our common stock was fully paid, together with the accrued interest, during the second quarter of fiscal 2004.

On September 30, 2003, our board of directors approved change of control agreements with three of our officers that provides for 12 months acceleration of vesting of each individual’s options held at the time of a change of control. In addition, the board of directors granted these individuals options to purchase an aggregate of an additional 425,000 shares of our common stock. As of the date of grant, the option shares will vest over four years, with 25% vesting after one year and then 1/48th vesting monthly thereafter.

Restricted Cash

We have restricted cash held by three financial institutions as collateral on letters of credit in connection with certain operating leases. Refer to the caption “Guarantees” below for further details.

Commitments

During the first quarter of fiscal 2004, we entered into a capital lease agreement for a phone system, which expires in February 2008. Assets and future obligations related to the capital lease are included in the accompanying condensed consolidated balance sheet as of January 31, 2004 in property and equipment and liabilities, respectively. Current and long-term portions of the capital lease amounted to $52,000 and $161,000, respectively, at January 31, 2004. Depreciation of assets held under the capital lease is included in depreciation and amortization expense.

We lease our facilities under operating leases that expire at various dates through June 2006. The leases provide for escalating lease payments

Future minimum payments, for which we anticipate using cash from operations, for all non-cancelable capital and operating lease agreements at January 31, 2004, were as follows (in thousands):

			Fiscal year ending July 31,
	Total	Six months ending July 31, 2004	2005	2006	2007	2008
Capital lease obligation	$222	$28	$55	$55	$55	$29

Operating leases:
Operating leases	6,365	1,766	2,882	1,717	—	—
Proceeds from subleases	(823)	(303)	(501)	(18)	—	—

Net operating leases	5,543	1,463	2,381	1,699	—	—

Future minimum lease payments	$5,765	$1,491	$2,436	$1,754	$55	$29

In February 2004, we announced our offering of $50,000,000 aggregate principal amount of convertible senior notes due March 2009, through an offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. These notes will be convertible into shares of our common stock at a conversion rate of 250.0000 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of $4.00 per share and represents a 22.7% premium to the closing price of $3.26 per share of our common stock on February 26, 2004. The notes bear interest at an annual rate of 3%, payable semi-annually in arrears. The notes mature on March 1, 2009, and may not be redeemed by us prior to maturity. Holders of the notes may require us to redeem the notes upon the occurrence of certain events. We have granted the initial purchasers of the notes an option to acquire up to an additional $10,000,000 aggregate principal amount of notes which was exercised on March 8, 2004. Proceeds of $57,100,000, net of the initial purchasers’ discounts and commissions and estimated offering costs, were received in March 2004. In order to manage interest costs and risk, we will use a derivative contract which swaps the fixed interest payments on our senior notes to a floating interest rate.

We expect to use approximately $20,000,000, which may include a portion of the net proceeds of the offering, to complete the acquisition of Search Software America, as described above. We intend to use the balance of the net proceeds to fund possible investments in, or acquisitions of, complementary businesses, products or technologies or establishing joint ventures and for general corporate purposes and working capital requirements. We intend to invest the net proceeds from this offering, pending their ultimate use, in short-term, interest-bearing, investment grade securities.

Based on floating interest rate of approximately 0.94% effective as of the date of the notes issuance, future minimum payments, for which we anticipate using cash from operations, for the convertible senior notes, are as follows (in thousands):

Six months ending July 31, 2004	$235
2005	563
2006	563
2007	563
2008	563
2009	60,329

Future minimum payments	$62,816

Guarantees

We have three letters of credit that collateralize certain operating lease obligations and total approximately $397,000 and $408,000 at January 31, 2004 and July 31, 2003, respectively. We collateralize these letters of credit with cash deposits made with three of our financial institutions and have classified the short-term and the long-term portions of approximately $101,000 and $296,000 at January 31, 2004, and $112,000 and $296,000 at July 31, 2003 as “Other Current Assets” and “Restricted Cash,” respectively, in the consolidated balance sheets. The long-term portion expires through June 2006. The holders of the letters of credit are able to draw on each respective letter of credit in the event that we are found to be in default of our obligations under each of our operating leases.

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

We accrue for warranty expenses at the time revenue is recognized and maintain a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs. In other instances, additional amounts are recorded when such costs are probable and can be reasonably estimated. The warranty accrual is reviewed at least quarterly. As of January 31, 2004, the warranty accrual was $200,000, which approximates the balance as of July 31, 2003.

Indemnification Obligations

On certain occasions, we provide to our customers intellectual property indemnification, subject to certain limitations, in our arrangements for our software products or services. Typically these obligations provide that we will indemnify, defend and hold the customers harmless against claims by third parties that our software products or services infringe upon the copyrights, trademarks, patents or trade secret rights of such third parties. We were recently contacted by an enterprise customer that it may assert an indemnification claim against us for matters where the customer has been sued. As of January 31, 2004, no such claim has been made by any third party with regard to our software products or services. The liability reserve for indemnification obligations is not significant.

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

We believe that our current cash, cash equivalents and short-term investment balances, including the net proceeds from convertible senior notes offering and cash generated from operations, if any, will be sufficient to meet our working capital and other cash requirements for at least the next 12 months. We expect total capital expenditures for the remainder of fiscal 2004 to range between $200,000 and $400,000, principally for computers and other various system upgrades.

From time-to-time, we may consider additional acquisitions and a wide range of other business opportunities. Some of them may be unrelated to our current business activities and could require additional capital. In the future, we may require additional capital to fund any new acquisition, business opportunity or venture, as well as to fund future operating requirements. We may seek to raise cash through further issuance of debt or equity securities. There can be no assurance that such financing would be available to us at all, or on terms favorable to us.

Factors That May Affect Future Operating Results

There are many factors that affect our business and the results of our operations, some of which are beyond our control. The following is a description of some of the important factors that may cause the actual results of our operations in future periods to differ materially from those currently expected or desired.

We have historically incurred losses and we expect these losses to continue in the future. We may not be able to sustain consistent future revenue growth on a quarterly or annual basis, or achieve or maintain profitability.

We have not been profitable since fiscal 1998. Although we have reported sequential revenue growth since the fiscal quarter ended October 31, 2002, we cannot be certain that this growth will continue at the same rate, or that our revenues will not decline in the future. We experienced losses of $3.3 million and $5.5 million for the three and six months ended January 31, 2004, respectively, and $7.7 million and $34.5 million for fiscal 2003 and 2002, respectively. At January 31, 2004, we had an accumulated deficit of $127.2 million. To become profitable and sustain profitability, we will need to generate additional revenues to offset our expenses. We may not achieve or sustain revenue growth and our losses may continue or increase in the future. The synchronization market is new and evolving, and as a result we cannot accurately predict either the future growth rate, if any, or the ultimate size of the market for our products and services. Because our operating expenses are relatively fixed in the short term, any shortfalls in revenues would materially affect our results of operations.

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

Our quarterly revenues and operating results are difficult to predict and have and may in the future fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control. These factors include, but are not limited to:

•	the recent decline in the market for traditional personal data assistants;

•	our ability to realize our goals with respect to recent and potential future acquisitions;

•	our need and ability to generate and manage growth;

•	market acceptance of products in which our software is integrated by original equipment manufacturers (OEMs);

•	growth in the market for enterprise synchronization applications and our ability to successfully address this market;

•	rapid evolution of technology;

•	our evolving business model;

•	litigation-related expenses;

•	our reliance on international sales and growth;

•	our ability to penetrate the European market;

•	fluctuations in gross margins;

•	the seasonal nature of the market for our products;

•	changes in the market for synchronization;

•	introduction of new products and services by us or our competitors;

•	changes in our mix of sources of revenues;

•	entrenched and substantial competition; and

•	continued difficult political and economic conditions.

Additionally, we generally derive our technology licensing revenues from multi-year contracts with customers that frequently include license fees, professional services fees, royalty payments and maintenance. We typically earn both the license fees and the professional services in the initial one or two quarters subsequent to the signing of a contract. We periodically have large professional services implementations that individually contribute as much as 5% or more to quarterly revenue. Combined with related license revenues, total revenue from individual customers in the initial quarters of a contract may exceed the revenues we earn during subsequent periods covered by the contract. To the extent that we do not secure additional contracts with the same customer or secure comparably sized commitments from other customers, we may not be able to sustain or grow our revenues.

If we fail to maintain our existing relationships or enter into new relationships with OEM and business development organizations, or if products offered by our OEM partners fail to achieve or maintain market acceptance, our brand awareness, the sales of our products and use of our services would suffer.

Our revenues from technology licensing depend, in large part, on our ability to develop and maintain relationships with original equipment manufacturer (OEM) and business development organizations that help distribute our products and promote our services. We depend on these relationships to:

•	distribute our products to purchasers of mobile devices;

•	increase the use of our technology licensing components;

•	build brand awareness through product marketing; and

•	market our products and services cooperatively.

If the products that these equipment manufacturers or business development organizations sell, or if the operating systems upon which these products are based, fail to achieve or sustain market acceptance, or if any of these companies cease to use our product and service offerings in significant volumes, our product sales would decline and our business would suffer. For example, if growth in the number of devices sold by our OEM partners is delayed or did not occur, our business would suffer.

If we fail to develop and sell products designed for large enterprises, our revenues and operating results will be adversely affected.

We have recently made substantial investments to develop and offer an expanded range of enterprise synchronization applications, including our acquisition of Synchrologic. Enterprise application revenues represented 29% and 24% of our total revenue in the three and six months ended January 31, 2004, and our operating plans assume revenue growth from this market. Enterprise sales present a variety of challenges that are different from those inherent in our historical licensing and consumer business model, and we have limited experience addressing these challenges. For example, enterprise sales typically involve large up-front license fees, which can result in lengthy sales cycles and uncertainties as to the timing of sales driven by customers’ budgetary processes. As a result, we generally have less visibility into future enterprise sales than is typically the case in our royalty-based technology licensing business. In addition, while enterprise sales generally result in ongoing maintenance revenues and may lead to follow-on purchases or upgrades, we are typically dependent on sales to new customers for the majority of our enterprise revenues in a given quarter. If our product and service offerings fail to achieve market acceptance, or if enterprise sales fail to meet our expectations in a particular quarter, our revenues and operating results may be materially and adversely affected.

Our revenues from consumer sales are subject to risks associated with the declining PDA market and reliance on sales distribution channels.

While the market for smartphones and other wireless mobile devices has experienced growth recently, the market for traditional PDAs (personal digital assistants) has declined. This decline in traditional PDA sales had a direct impact on sales of our Intellisync products through the consumer and online channels, where sales of our synchronization software typically occur at the same time a PDA is purchased, or shortly thereafter. The increase in demand for smartphones and other such devices may not offset the decline in traditional PDA sales. Our consumer sales are also dependent upon distribution and marketing channels outside our control. Ingram Micro US is our largest distributor and accounted for 5% of our total revenue during the three and six months ended January 31, 2004, and 10% and 17% of our total revenue during fiscal 2003 and 2002, respectively. There are also a significant number of our customers that purchase our products and services through other resellers, and we anticipate they will continue to do so as we expand our product offerings. Our sales, therefore, could also be negatively affected by disruptions in our relationships with resellers or disruptions in the relationships between our resellers and customers. Resellers may also choose not to emphasize our products to their customers. If we are unable to offset declining revenues from PDA-related software, or if we experience disruption in, or reduced selling efforts from, our distribution channels, our revenues derived from consumer sales would be adversely affected.

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

The market for our products and services is characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions. The traditional personal data assistant market, appears to be declining and may continue to do so, just as sales in competing markets, such as smartphones and other multi-function mobile phones may be increasing. Our future success will depend to a substantial degree on our ability to offer products and services that adapt to these changing markets, incorporate leading technology, address the increasingly sophisticated and varied needs of our current and prospective customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. Our rapidly evolving market makes it more likely that:

•	our technology or products may become obsolete upon the introduction of alternative technologies;

•	we may not have sufficient resources to develop or acquire new technologies or to introduce new products or services capable of competing with future technologies or service offerings of other companies; and

•	we may not be able to respond effectively to the technological requirements of the changing market.

To the extent we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of these technologies and equipment are likely to continue to require significant capital investment by us. Moreover, there can be no assurances that we can develop, market and deliver new products and technology on a timely basis. Sufficient capital may not be available for this purpose in the future, and even if it is available, investments in new technologies may not result in commercially viable technological processes and there may not be commercial applications for such technologies. If we do not develop, acquire and introduce new products and services and achieve market acceptance in a timely manner, our business and prospects will suffer.

Our recent and any potential acquisitions could require significant management attention and prove difficult to integrate with our business, which could distract our management, disrupt our business, dilute stockholder value and adversely affect our operating results.

As part of our strategy, we intend to continue to make investments in complementary companies, products or technologies. We recently acquired Starfish Software, Inc. (in March 2003), Synchrologic, Inc. (in December 2003), and substantially all of the assets of Loudfire, Inc. (in July 2003) and Spontaneous Technology, Inc. (in September 2003). In addition, on February 24, 2004, we agreed to acquire Search Software America for approximately $20,000,000 in cash. We are also in preliminary discussions to purchase another company that provides synchronization connectivity products and services. We may not realize benefits from any of these acquisitions, or from any acquisition we may make in the future. If we fail to integrate successfully our past and future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. If our customers are uncertain about our ability to operate on a combined basis, they could delay or cancel orders for our products. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.

Acquisitions involve a number of additional difficulties and risks to our business, including, but not limited to, the following:

•	failure to integrate management information systems, personnel, research and development and marketing, sales and support operations;

•	potential loss of key employees from Intellisync or the acquired company;

•	disruption of our ongoing business;

•	potential loss of the acquired company’s customers;

•	failure to develop further the acquired company’s technology successfully, resulting in the potential impairment of amounts capitalized as intangible assets;

•	unanticipated costs and liabilities;

•	amortization expenses related to intangible assets (other than goodwill); and

•	impairment charges under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Further, we have issued common stock and paid cash for recent acquisitions and may have to pay cash, incur debt or issue equity securities to pay for any future acquisition, each of which could affect our financial condition or the market price of our common stock. The sale of additional equity or debt to finance such future acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

If we are unable to make future acquisitions of mobile computing-related technology companies, we may be unable to compete successfully in the enterprise synchronization market.

Our business strategy is dependent upon making additional acquisitions of mobile computing-related technology companies. Future acquisition candidates may be few in number and may attract offers from companies with greater financial resources than us. We can provide no assurance that we will be able to locate suitable acquisition targets or that we will be able to complete future acquisitions. If we are unable to make additional future acquisitions of mobile computing-related technology companies or build similar technologies in-house, we may be unable to implement our business plan and our ability to compete in the enterprise synchronization market may be adversely affected.

We face intense competition in the market for mobile computing synchronization products and services, which could reduce our market share and revenues.

Our market contains few substantial barriers to entry. We believe we will face additional competition from existing competitors and new market entrants in the future. We currently face direct competition with respect to our Intellisync Handheld Edition, Intellisync Handheld Edition for Enterprise (formerly Enterprise Intellisync), Intellisync Mobile Suite (formerly Synchrologic Mobile Suite), Intellisync Mobile Suite, Intellisync goAnywhere, Intellisync MobileApp Designer (formerly Satellite Forms), Intellisync Phone Edition, Intellisync SyncML Server (formerly TrueSync) and Intellisync VPN products. Intellisync consumer and enterprise products face competition from Sybase Inc.’s iAnywhere, Chapura, Inc.’s Pocket Mirror, CommonTime’s Cadenza mNotes, Extended Systems, Inc.’s OneBridge Mobile Groupware, IBM Corporation’s Lotus Software EasySync Pro, Microsoft, Inc’s ActiveSync, Palm Desktop from Palm and others. Intellisync Mobile App Designer faces competition from Adobe Systems, Inc., Aligo, Inc., AppForge, Inc., Covigo, Inc., iConverse, Inc., Metrowerks Code Warrior, mPortal, Inc., Pencel Corporation, Pendragon Software Corporation, Penright Corporation’s MobileBuilder and others. Our serverbased Intellisync Mobile Suite software faces competition from Aether Systems, CommonTime, Extended Systems, FusionOne, Inc., InfoSpace, Inc., Infowave Software, JP Mobile, Inc., Microsoft, Openwave, Inc., Sybase, Inc., Wireless Knowledge, Inc., XcelleNet, Inc. and others. Intellisync goAnywhere technology competes with offerings from Symantec Corporation (pcAnywhere) and Expertcity, Inc. (GoToMyPC) and others. Intellisync SyncML Server and Intellisync VPN face competition from Visto Corporation, Seven Networks, Inc. and others. Our Intellisync Phone Edition software faces competition from FutureDial, Inc.’s SnapSync, Susteen, Inc.’s DataPilot and others.

In addition to the direct competition noted above, we face indirect competition from existing and potential customers that may provide internally developed solutions for each of our technology licensing components. As a result, we must educate prospective customers as to the advantage of our products compared to internally developed solutions. We currently face limited direct competition from major applications and operating systems software vendors who may in the future choose to incorporate data synchronization functionality into their operating systems software, thereby potentially reducing the need for OEMs to include our products in their notebook and desktop personal computers. For example, Microsoft’s inclusion of certain features permitting data synchronization between computers utilizing the Windows 98, Windows 2000, Windows Me, Windows NT or Windows XP operating systems, or the Exchange 2003 platform, may have the effect of reducing revenue from our software if users of these operating systems perceive that their data synchronization needs are adequately met by Microsoft.

Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater brand recognition and more established relationships in the industry than we do. Our larger competitors may be able to provide customers with additional benefits in connection with their products and costs, including reduced communications costs. As a result, these companies may be able to price their products and services more competitively than we can and respond more quickly to new or emerging technologies and changes in customer requirements. If we are unable to compete successfully against our current or future competitors, we may lose market share, and our business and prospects would suffer.

Goodwill and other intangibles resulting from our acquisitions could become impaired.

As of January 31, 2004, our goodwill, developed technology and other intangibles amounted to $75,457,000, net of accumulated amortization. We ceased to amortize our existing goodwill upon our adoption of SFAS No. 142 in the beginning of fiscal 2003. We will amortize approximately $2,480,000, $4,959,000, $4,884,000, $4,766,000 and $1,643,000 of developed technology and other intangibles in the remainder of fiscal 2004, fiscal 2005, 2006, 2007 and 2008, respectively (including amortization resulting from our acquisition of Synchrologic). We expect, however, that amortization expense may increase significantly as a result of any future acquisitions. To the extent we do not generate sufficient cash flows to recover the net amount of any investment in goodwill and other intangibles recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other intangible assets as a result of our acquisition of Search Software America and any future acquisitions we may complete. Future amortization of such other intangible assets or impairments, if any, of goodwill would adversely affect our results of operations in any given period.

Our business was harmed by the slowdown in the information technology sector from 2000 to 2002, and we undertook a number of restructurings as a result. Continued or worsened conditions may directly harm our business and could result in additional actions to reduce operating expenses, which could harm our business and future prospects further.

Our revenue declined sequentially in the six quarters before the first quarter of fiscal 2003, largely as a result of unfavorable economic conditions that caused our customers to delay, decrease or cancel corporate information technology spending. In response, we undertook restructurings of our operations in 2001 and 2002 to bring our expenses into alignment with expected revenues. These restructurings resulted in an aggregate of $7,012,000 in restructuring and other charges and substantive disruption of our operations, which adversely affected our operating results. If our revenues decline or do not grow as we expect, we may be required to undertake additional restructurings, which could again result in charges to operations and operational disruption. Such reductions could result in customers or prospective customers deciding to delay or cancel their purchases of our products and services due to perceived uncertainty caused by the restructurings. In addition, employees directly affected by the reductions may seek future employment with our business partners, customers, or even our competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, there can be no assurances that the confidential nature of our proprietary information will be maintained in the course of such future employment.

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

We are and may in the future be involved in litigation that could result in significant costs to us.

In order to protect our proprietary rights, we may decide to sue other companies. For example, in 2002, we filed a patent infringement suit against Extended Systems, alleging that Extended Systems’ server and desktop products infringe on eight of our synchronization-related patents. In our suit against Extended Systems, we sought an injunction against future sales of infringing server and desktop products, as well as monetary damages for past sales of the infringing products. Extended Systems initially denied our charges, raised a number of affirmative defenses to our claims, and requested a declaration from the Court that our eight patents are invalid and not infringed. Litigation proceedings are inherently uncertain, and we may not prevail in our defenses or claims such as that against Extended Systems. In addition, such litigation is expensive and time-consuming, and management had been in the past and may in the future be required to spend significant time in the prosecution of such suit. Recently, we agreed on a settlement agreement with Extended Systems whereas Extended Systems will make a one-time payment of $2,000,000 to us. If we did not prevail in our claims, we might be forced to accept an unfavorable settlement or judgment and even be required to reimburse other companies in a suit for their legal expenses in defending the suit. An unfavorable settlement or judgment could also materially harm our ability to use existing intellectual property and severely harm our business as a result.

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

Our business is heavily dependent on our intellectual property. Our patents are an especially important part of our intellectual property and our business. Third parties may assert infringement or unfair competition claims against us. From time to time, we receive notices from third parties alleging that our product offerings infringe proprietary rights held by them. We have also received a notice from a customer to which we may have indemnification obligations under some circumstances, informing us that it had received a notice from a third party alleging that the customer’s product infringes the third party’s proprietary rights. We or our customers may receive other similar notices from third parties in the future. We cannot predict whether third parties will assert claims of infringement against us, or whether any past, present or future claims will prevent us from offering products or operating our business as planned.

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

Our business and prospects depend, to a significant degree, on demand for wireless and other mobile computing devices.

The use of wireless and other mobile computing devices for retrieving, sharing and transferring information among businesses, consumers, suppliers and partners has begun to develop only in recent years. Our success will depend in large part on continued growth in the use of wireless and other mobile computing devices including handheld computers, smart phones, pagers and other mobile devices. In addition, our markets face critical unresolved issues concerning the commercial use of wireless and other mobile computing devices, including security, reliability, cost, ease of access and use, quality of service, regulatory initiatives and necessary increases in bandwidth availability. Demand for, and market acceptance of, wireless and other mobile computing devices which require our products and services are subject to a high level of uncertainty and are dependent on a number of factors, including:

•	the growth in access to, and market acceptance of, new interactive technologies;

•	growth in sales of handheld devices, smart phones and other mobile computing devices supported by our software and growth in wireless network capabilities to match end-user demand and requirements;

•	emergence of a viable and sustainable market for wireless and mobile computing services;

•	our product and service differentiation and quality;

•	the development of technologies that facilitate interactive communication between organizations;

•	increases in bandwidth for data transmission;

•	our distribution and pricing strategies as compared with those of our competitors;

•	the effectiveness of our marketing strategy and efforts;

•	our industry reputation; and

•	general industry and economic conditions such as slowdowns in the computer or software markets or the economy in general.

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

International revenue, primarily from customers based in Japan and Europe, accounted for 30% and 35% of our revenue for the three and six months ended January 31, 2004, respectively, and 36% and 31% of our revenue in fiscal 2003 and 2002, respectively. The increase in our international revenues from the first half of fiscal 2003 to the same period in fiscal 2004 accounted for 37% of our total revenue increase for the first half of fiscal 2004. In the future, we may further expand our international presence. As we continue to expand internationally, we are increasingly subject to risks of doing business internationally, including:

•	longer payment cycles and problems in collecting accounts receivable;

•	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

•	unexpected changes in regulatory requirements and tariffs;

•	export controls relating to encryption technology and other export restrictions;

•	reduced protection for intellectual property rights in some countries;

•	fluctuations in currency exchange rates, which we do not hedge against;

•	difficulties in staffing and managing international operations;

•	potentially adverse tax consequences; and

•	an adverse effect on our provision for income taxes based on the amount and mix of income from international customers.

Our international sales growth will be limited if we, in the future, are unable to expand international sales channel management and support, customize products for local markets, and develop relationships with international service providers, distributors and device manufacturers. For example, in recent quarters we have invested substantially in expanding sales operations in Europe, and these investments may not generate offsetting increases in revenues. Even if we are able to expand international operations successfully, we cannot be certain that we will succeed in maintaining or expanding international market demand for our products.

Geographic expansion and growth, including the establishment of new sales or engineering operations, may negatively affect our engineering operations and cause us to incur significant additional costs and expenses.

We recently established engineering facilities in Sofia, Bulgaria and in the future we may further expand our engineering or sales operations to other geographic areas within the United States and internationally. Our expansion may cause us to incur various costs and expenses, and may place a significant strain upon our operating and financial systems and resources that could materially adversely affect our financial results following such an expansion. We also face significant business risks related to the difficulty in assimilating new operations and the diversion of management’s attention from other business. Additionally, if we fail to align employee skills and populations with revenue and market requirements, it may have a material adverse impact on our business and operating results. Moreover, these newly established operations may not contribute significantly to our sales or earnings.

Foreign exchange fluctuations could decrease our revenues or cause us to lose money, especially since we do not hedge against currency fluctuations.

To date, the majority of our customers have paid for our products and services in United States dollars. For the first half of fiscal 2004 and for fiscal years 2003 and 2002, costs denominated in foreign currencies were nominal and we had minimal foreign currency losses during those periods. However, we believe that in the future an increasing portion of our costs will be denominated in foreign currencies as we increase operations in Europe and open offices in other countries. We currently do not engage in foreign exchange hedging activities and, although we have not yet experienced any material losses due to foreign currency fluctuation, a small portion of our international revenues are currently subject to the risks of foreign currency fluctuations, and these risks will increase as our international revenues increase.

We may become dependent upon engineers and other development partners located in other countries.

We established a global software development program to assist us in the implementation of custom software and other technology applications. Our future engineering development efforts may depend on our ability to maintain strategic relationships with these international partners. Our business relationships often consist of cooperative engineering programs, joint business seminars and cooperation in product development. Many of these relationships may not be contractual and may depend on continued voluntary cooperation. Divergence in strategy or change in focus by any of our partners may interfere with our ability to develop and support our products, which in turn could harm our business. Further, if our partners enter into strategic alliances with other companies, they could reduce their support of our products. We may jeopardize our existing relationships if we enter into alliances with competitors of our strategic partners. One or more of our partners may use the information they gain from their relationship with us to develop competing products. In addition, our operations could be adversely affected if any of these international partners is affected by volatile economic, political or military conditions in its country or by various restrictions imposed by its country regarding the transfer of technology, the mobile computing industry and business in general.

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

We depend on development tools provided by a limited number of third-party vendors. We rely primarily upon software development tools provided by companies in the personal computer and mobile computing device industries. If any of these companies fails to support or maintain these development tools, we will have to support the tools ourselves or transition to another vendor. Such maintenance or support of the tools or transition could be time consuming, could delay the product release and upgrade schedule and could delay the development and availability of third-party applications used in our products. If we fail to procure the needed software development tools or there is any delay in availability of third-party applications our ability to release, support and promote adoption of our products would be harmed.

Future sales of our common stock, including the shares underlying the convertible senior notes we recently issued, may depress our stock price, and in turn, the trading price of the notes.

If our current stockholders sell substantial amounts of common stock in the public market, the market price of our common stock could fall. In addition, these sales of common stock could adversely affect the trading price of our recently issued convertible senior notes and impede our ability to raise funds in the future at an advantageous price, or at all, through another sales of securities. We have recently issued shares of our common stock in connection with our acquisitions of the assets of Loudfire and Spontaneous Technology, and Synchrologic.

As of January 31, 2004, we had approximately 65,078,776 shares of common stock outstanding. The total number of outstanding shares include a total of 10,638,744 shares of common stock issued in connection with our acquisitions that are subject to certain contractual restrictions. These restrictions expire, and the shares will become freely tradable, as follows:

•	1,326,000 shares per month, through August 31, 2004, issued in connection with our acquisition of Synchrologic;

•	up to 1,211,000 shares that may be released from escrow on December 31, 2004, issued in connection with our acquisition of Synchrologic; and

•	up to 149,566 shares that may be released from escrow on March 31, 2005, issued in connection with our acquisition of Spontaneous Technology.

Assuming that the maximum number of shares and options are issued and registered by us in connection with all of our recent acquisitions and assuming that all shares subject to vested options to purchase common stock under our stock plans are issued, additional shares of our common stock could become issued or issuable and freely tradeable in the public market through approximately January 31, 2005, as follows:

•	approximately 140,000 shares of our common stock that may be issued in February and August 2004 under our employee stock purchase plan;

•	up to $3,500,000 worth of our common stock that may be issued in July 2004 if certain earn-out conditions in our acquisition of Loudfire are achieved;

•	up to 2,093,928 shares of our common stock that may be issued in October 2005 if certain earn-out conditions in our acquisition of Spontaneous Technology are achieved; and

•	4,469,194 shares issuable upon exercise of outstanding options that will be vested by January 31, 2005.

In addition, conversion of some or all of the $60,000,000 aggregate principal amount of convertible subordinated notes that we issued in March 2004 will dilute the ownership interests of investors. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices for our common stock.

We may incur significant stock-based compensation charges related to certain stock options and restricted stock in future periods.

Based on accounting standards involving stock compensation, we have incurred and will continue to incur noncash accounting charges related to stock options, including those associated with our cancellation/regrant programs. Those standards require us to remeasure compensation costs for such options each reporting period based on changes in the market value of the underlying common stock. Depending upon movements in the market value of our common stock, the variable accounting treatment of those stock options may result in significant additional non-cash compensation costs in future periods.

In addition, there has been increasing public debate about the proper accounting treatment for employee stock options. Although we are not currently required to record any compensation expense in connection with option grants that have an exercise price at or above fair market value on the date of grant, it is likely that future laws or regulations will require us to treat stock options as a compensation expense. Any such change in accounting treatment could result in our reporting increased operating expenses, which would decrease any reported net income or increase any reported net loss, and could adversely affect the market price of our common stock.

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

Stock markets have recently experienced dramatic price and volume fluctuations, particularly for shares of technology companies. These fluctuations can be unrelated to the operating performance of these companies. Broad market fluctuations may reduce the market price of our common stock and cause you to lose some or all of your investment. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive nature and growth rate of our business and the mobile computing synchronization market, the market price of our common stock has in the past and may in the future rise and fall in response to:

•	quarterly variations in operating results;

•	seasonal fluctuations on product sales;

•	announcements of technological innovations;

•	announcements of new software or services by us or our competitors;

•	acquisitions or strategic alliances by us or by our competitors;

•	commencement or outcome of litigation involving us;

•	changes in financial estimates by securities analysts; and

•	other events beyond our control, including general market conditions.

Furthermore, our operating results and prospects from time to time may be below the expectations of public market analysts or investors. Any negative change in the public’s perception of companies in the wireless communications market could depress our stock price regardless of our operating results. Recently, companies experiencing high volatility or significant drops in their stock prices have faced securities class action lawsuits when the market price of a stock has been volatile. Holders of that stock have often instituted securities class action litigation against the company that issued the stock when such stock declines. If any of our stockholders brought such a lawsuit against us, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management. Further, any settlement of such a lawsuit could adversely affect us.

We depend on key employees in a competitive market for skilled personnel.

The success of our business will continue to depend upon certain key technical and senior management personnel, including our president and chief executive officer, Woodson Hobbs; senior vice president of sales and marketing, Clyde Foster; chief technology officer, John Stossel; vice president of finance and administration and chief accounting officer, J. Keith Kitchen; and senior vice president of products and services, Mehdi Maghsoodnia, many of whom would be extremely difficult to replace. In connection with our recently completed acquisition of Synchrologic, Synchrologic’s former chief executive officer Said Mohammadioun also became a key employee of Intellisync. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our existing key managerial, technical, or sales and marketing personnel. The loss of these officers and other or key employees in the future might adversely affect our business and impede the achievement of our business objectives. We believe our ability to achieve increased revenues and to develop successful new products and product enhancements will depend in part upon our ability to attract and retain highly skilled sales and marketing and qualified product development personnel. In addition, competition for employees in our industry and geographic location could be intense. We may not be able to continue to attract and retain skilled and experienced personnel on acceptable terms. Our ability to hire and retain such personnel will depend in part upon our ability to raise capital or achieve increased revenue levels to fund the costs associated with such personnel. Failure to attract and retain key personnel will adversely affect our business.

Increasing government regulation could cause demand for our products and services to grow more slowly or to decline.

We are subject not only to regulations applicable to businesses generally, but also to laws and regulations directly applicable to wireless and other mobile computing devices. One or more states or the federal government could enact regulations aimed at companies like Intellisync, which provide software that facilitates e-commerce and wireless communications. The likelihood of the enactment of regulation in these areas will increase as wireless and other mobile devices become more pervasive. Any legislation, regulation or taxation of electronic commerce could dampen the growth of wireless and other mobile computing devices. If a reduction in growth occurs as a result of these events, demand for our services, technologies and other products could decline significantly. The adoption of new laws or the application of existing laws may also expose us to significant liabilities and additional operational requirements, which could decrease the demand for our services and increase our cost of doing business.

Our products may contain product errors that could subject us to product liability claims.

Our products may contain undetected errors or failures, which can result in loss of or delay in market acceptance and could adversely impact future operating results. We do not currently maintain product liability insurance. Although our license agreements contain provisions limiting our liability in the case of damages resulting from use of the software, in the event of such damages, we may be found liable, and in such event, such damages could materially affect our business, operating results and financial condition.

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

Our operations depend upon our ability to maintain and protect our computer systems and core business applications, which are located at our offices, as well as hosted by third-party vendors. Although we are taking various precautions to maintain and protect our systems, they could still be vulnerable to damage from break-ins, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. We also maintain insurance against break-in, unauthorized access, vandalism, fires, floods, earthquakes and general business interruptions. The amount of coverage, however, may not be adequate in any particular case, and will not likely compensate us for all the damages caused by these or similar events. In addition, while we put various security measures in place to detect any unauthorized access to our computers and computer networks, we may be unable to prevent computer programmers or hackers from penetrating our network security or creating viruses to sabotage or otherwise attack our computer networks from time to time. A breach of our security could seriously damage our operations or reputation. In addition, because a hacker who penetrates our network security could misappropriate proprietary information or cause interruptions in our services, we might be required to expend significant resources to protect against, or to alleviate, problems caused by hackers. We might also face liability to persons harmed by misappropriation of secure information if it is determined that we did not exercise sufficient care to protect our systems.

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

We may not have sufficient cash flow to make payments on any debt we may incur.

Our ability to pay principal and interest on our existing and any future indebtedness and to fund our planned capital expenditures depends on our future operating performance. Our future operating performance is subject to a number of risks and uncertainties that are often beyond our control, including general economic conditions and financial, competitive and regulatory factors. Consequently, we cannot assure you that we will have sufficient cash flow to meet our liquidity needs, including making payments on existing and any future indebtedness.

We may not have the ability to raise the funds necessary to finance the fundamental change redemption option associated with our outstanding convertible senior notes

If we engage in any transaction or event in connection with which all or substantially all of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive consideration which is not all or substantially all common stock listed on a United States national securities exchange or approved for quotation on the NASDAQ National Market or any similar United States system of automated dissemination of quotations of securities prices, or, if for any reason, our common stock is no longer listed for trading on a United States national securities exchange nor approved for trading on the NASDAQ National Market, we may be required to redeem all or part of the notes. We may not have enough funds to pay the redemption price for all tendered notes. In addition, any credit agreement or other agreements relating to our indebtedness may contain provisions prohibiting redemption of the notes under certain circumstances, or expressly prohibit our redemption of the notes upon a designated event or may provide that a designated event constitutes an event of default under that agreement. Our failure to redeem tendered notes would constitute an event of default under the indenture, which might also constitute a default under the terms of our other indebtedness.

The fundamental change redemption rights in our outstanding convertible senior notes could discourage a potential acquirer

If we engage in any transaction or event in connection with which all or substantially all of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration which is not all or substantially all common stock listed on a United States national securities exchange or approved for quotation on the NASDAQ National Market or any similar United States system of automated dissemination of quotations of securities prices, or, if for any reason, our common stock is no longer listed for trading on a United States national securities exchange nor approved for trading on the NASDAQ National Market (a “fundamental change”), we may be required to redeem all or part of the notes and this could discourage a potential acquirer. However, this redemption feature is not the result of management’s knowledge of any specific effort to obtain control of us by means of a merger, tender offer or solicitation, or part of a plan by management to adopt a series of anti-takeover provisions. The term “fundamental change” is limited to specified transactions and may not include other events that might adversely affect our financial condition or business operations. Our obligation to offer to redeem the notes upon a fundamental change would not necessarily afford you protection in the event of a highly leveraged transaction, reorganization, merger or similar transaction involving us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of risks, including changes in interest rates and foreign currency fluctuations, which could impact our results of operations and financial condition. As of January 31, 2004, we had not utilized derivative financial instruments to hedge such risks.

Interest Rate Risk

At January 31, 2004, we had an investment portfolio of mostly fixed income securities, including those classified as cash equivalents and securities available-for-sale, of $19,817,000. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of January 31, 2004, the decline of the fair value of the portfolio would be immaterial. We attempt to mitigate risk by holding our fixed income investments until maturity to avoid recognizing an adverse impact in income or cash flows in the event of an increase in market interest rates, but an increase in our liquidity needs may require us to sell fixed-rate securities prior to maturity.

The table below presents the carrying value (which approximates fair value) and related weighted average coupon interest rates for our investment portfolio at January 31, 2004 (in thousands, except interest rates).

	Carrying Amount	Average Coupon Interest Rate
Cash equivalents	$3,719	0.9%
Securities with maturity:
Due within one year or less	6,960	3.9%
Due after one year through two years	3,077	3.5%
Annuities, auction rate preferred stock and other, with no maturity	6,061	2.4%

Total portfolio	$19,817	2.8%

Debt and Interest Expense. We recently incurred $60,000,000 of principal indebtedness from the issuance of convertible senior notes in March 2004. The fair market value of these 3% convertible senior notes is sensitive to changes in interest rates and to the prices of our common stock into which it can be converted as well as our financial stability. In order to manage interest costs and risk, we will use a derivative contract which swaps the fixed interest payments on our senior notes to a floating interest rate.

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

We are also exposed to foreign currency exchange rate fluctuations as the financial statements of a foreign subsidiary are translated into United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. To date, the effect of foreign exchange rate fluctuations on our financial statements has been immaterial.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during our second quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INTELLISYNC CORPORATION

PART II - OTHER INFORMATION

Item 1. Legal proceedings – Not Applicable

Item 2. Changes in securities and use of proceeds – Not Applicable

Item 3. Defaults upon senior securities – Not Applicable

Item 4. Submission of matters to a vote of security holders

We held our annual meeting of stockholders on December 26, 2003. At that meeting, the following individuals were elected to serve as directors until the next annual meeting of stockholders or until their earliest resignation or removal:

Nominee	For	Withheld	Against
Woodson Hobbs	39,771,872	5,295,194	0
Michael M. Clair	44,071,981	995,085	0
Michael J. Praisner	44,009,422	1,057,644	0
Kirsten Berg-Painter	44,095,447	971,619	0

Also at that meeting, the following matters were voted upon with the number of votes cast for, against or withheld as set forth in the columns opposite the respective matters.

Matter	For	Against	Abstain
To consider and vote upon the issuance of shares of Intellisync common stock in the merger of Homerun Acquisition Corporation, a wholly owned subsidiary of Intellisync with and into Synchrologic, Inc., resulting in Synchrologic becoming a wholly owned subsidiary of Intellisync, as described in the Agreement and Plan of Merger included as Annex A to the joint proxy statement/prospectus distributed to Intellisync stockholders	17,994,751	479,692	55,815

To consider and vote upon an amendment to Intellisync’s certificate of incorporation to increase the number of authorized shares of common stock by 80,000,000 from 80,000,000 shares to 160,000,000 shares.	43,921,831	1,061,728	83,507

To ratify the appointment of PricewaterhouseCoopers LLP as Intellisync’s independent accountants for the fiscal year ending July 31, 2004	44,689,476	290,718	86,872

Item 5. Other information – Not Applicable

Item 6. Exhibits and reports on Form 8-K

(a)	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Synchrologic, Inc. Amended and Restated 1995 Stock Option Plan

99.2	Synchrologic, Inc. 2001 Stock Incentive Plan

(b)	Reports on Form 8-K

We filed or furnished the following reports on Form 8-K during our second fiscal quarter ended January 31, 2004:

Report on Form 8-K dated November 20, 2003 reporting our financial results for the fiscal quarter ended October 31, 2003. *

Report on Form 8-K dated December 31, 2003 reporting our acquisition of Synchrologic, Inc. and providing pro forma financial information in connection with the acquisition.

* This furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTELLISYNC CORPORATION
(Registrant)

Date: March 15, 2004	By:	/s/ J. KEITH KITCHEN
J. Keith Kitchen
Vice President of Finance and Administration and Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Synchrologic, Inc. Amended and Restated 1995 Stock Option Plan
99.2	Synchrologic, Inc. 2001 Stock Incentive Plan