Form 10-Q/A
period 2003-10-31
INTELLISYNC CORP
filed 2004-03-19
CIK 1020716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Intellisync Corporation, or the Company, is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended October 31, 2003, which was originally filed with the Securities and Exchange Commission on December 15, 2003, or the Quarterly Report, to amend and restate in its entirety Exhibit 10.1 to disclose certain information for which confidential treatment had been initially requested. This Amendment No. 1 continues to speak as of the date of the original filing of the Quarterly Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

PART II - OTHER INFORMATION

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

3

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTELLISYNC CORPORATION (Registrant)

Date: March 19, 2004	By:	/s/ J. KEITH KITCHEN

J. Keith Kitchen Vice President of Finance and Administration and Chief Accounting Officer (Principal Financial and Accounting Officer)

4

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

5