Form 10-Q
period 2004-04-30
INTELLISYNC CORP
filed 2004-06-14
CIK 1020716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 7, 2004: 65,417,066

INTELLISYNC CORPORATION

10-Q REPORT

INTELLISYNC CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	April 30, 2004	July 31, 2003
Assets
Current assets:
Cash and cash equivalents	$15,724	$7,842
Short-term investments	39,051	19,317
Accounts receivable, net of allowance for doubtful accounts of $533 and $340	9,284	5,469
Inventories	200	113
Other current assets	1,822	882

Total current assets	66,081	33,623
Property and equipment, net	1,505	1,153
Goodwill	65,236	2,731
Other intangible assets, net	31,480	2,734
Restricted cash	4,061	296
Other assets	3,350	630

Total assets	$171,713	$41,167

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,875	$2,619
Accrued liabilities	7,736	3,816
Current portion of obligations under capital lease	55	—
Deferred revenue	5,211	2,015

Total current liabilities	14,877	8,450
Obligations under capital lease	158	—
Convertible senior notes	58,154	—
Other liabilities	2,329	921

Total liabilities	75,518	9,371

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; none issued and outstanding at April 30, 2004 and July 31, 2003	—	—
Common stock, $0.001 par value; 160,000 and 80,000 shares authorized; 65,332 and 47,753 shares issued and outstanding at April 30, 2004 and July 31, 2003	65	48
Additional paid-in capital	225,552	153,986
Receivable from stockholders	—	(112)
Deferred stock compensation	—	(459)
Accumulated deficit	(129,358)	(121,661)
Accumulated other comprehensive loss	(64)	(6)

Total stockholders’ equity	96,195	31,796

Total liabilities and stockholders’ equity	$171,713	$41,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTELLISYNC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
Revenue
License	$7,512	$4,828	$20,336	$13,842
Services	3,495	1,897	8,690	3,714

Total revenue	11,007	6,725	29,026	17,556

Cost and operating expenses:
Cost of revenue (includes non-cash stock compensation of $(94), $56, $8 and $56)	2,237	1,156	5,667	2,802
Amortization of developed technology	990	161	1,543	456
Research and development (includes non-cash stock compensation of $(30), $38, $37 and $89)	3,495	1,942	8,098	5,432
Sales and marketing (includes non-cash stock compensation of $(206), $80, $11 and $80)	4,612	2,996	11,463	8,334
General and administrative (includes non-cash stock compensation of $(205), $666, $673 and $845)	1,582	1,587	5,894	3,986
Amortization of other intangibles	679	19	1,003	19
In-process research and development	775	406	3,667	406
Severance, facilities exit costs and other charges	253	—	929	—

Total cost and operating expenses	14,623	8,267	38,264	21,435

Operating loss	(3,616)	(1,542)	(9,238)	(3,879)
Other income (expense):
Interest income	171	168	410	645
Interest expense	(99)	—	(99)	(8)
Other, net	(99)	—	(86)	(73)
Litigation settlement gain, net	1,576	—	1,576	—
Other-than-temporary impairment of investments	—	(2,394)	—	(2,394)

Total other income (expense)	1,549	(2,226)	1,801	(1,830)

Loss before income taxes	(2,067)	(3,768)	(7,437)	(5,709)
Provision for income taxes	(117)	(45)	(260)	(227)

Net loss	$(2,184)	$(3,813)	$(7,697)	$(5,936)

Basic and diluted net loss per common share	$(0.03)	$(0.08)	$(0.14)	$(0.13)

Shares used in computing basic and diluted net loss per common share	63,859	46,106	55,575	45,747

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTELLISYNC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended April 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(7,697)	$(5,936)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development	3,667	406
Other-than-temporary impairment of investments	—	2,394
Allowance for (recovery of) doubtful accounts	193	(318)
Inventory reserves	72	(21)
Depreciation and amortization	3,299	1,536
Amortization of debt issuance costs	92	—
Non-cash stock compensation	729	1,070
Realized gain on sale of investments	—	(10)
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(1,628)	(530)
Inventories	(159)	4
Other current assets	(709)	223
Other assets	(276)	44
Accounts payable	(1,940)	428
Accrued liabilities	(3,430)	(2,100)
Deferred revenue	49	(566)

Net cash used in operating activities	(7,738)	(3,376)

Cash flows from investing activities:
Purchase of property and equipment	(441)	(256)
Purchase of short term investments	(30,565)	(8,760)
Proceeds from the sales of short-term investments	5,100	8,151
Proceeds from the maturities of short-term investments	5,650	6,885
Increase in restricted cash	(3,709)	—
Acquisitions, net of cash acquired	(17,951)	(1,328)

Net cash provided by (used in) investing activities	(41,916)	4,692

Cash flows from financing activities:
Proceeds from long-term debt	60,000	—
Debt issuance costs	(2,878)	—
Principal payments on capital lease	(18)	—
Principal payments on borrowings	(1,764)	(2,000)
Note repayments from stockholders	310	330
Proceeds upon exercise of stock options	1,549	906
Proceeds from ESPP shares issued	337	165

Net cash provided by (used in) financing activities	57,536	(599)

Net increase in cash and cash equivalents	7,882	717
Cash and cash equivalents at beginning of period	7,842	4,331

Cash and cash equivalents at end of period	$15,724	$5,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTELLISYNC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 The Company and a Summary of its Significant Accounting Policies

The Company

Intellisync Corporation (Intellisync or the “Company”) was incorporated in California on August 27, 1993 as Puma Technology, Inc. and was subsequently reincorporated in Delaware on November 27, 1996. The Company changed its corporate name from Pumatech, Inc. to Intellisync Corporation effective February 17, 2004. The Company develops, markets and supports synchronization, mobile-application development, real-time remote information access, mobile-application management/device management, secure VPN, and identity searching/matching/screening software that enables consumers, business professionals and information technology (IT) officers to extend the capabilities of enterprise groupware and vertical applications, handheld organizers/computers, Web-enabled cellular phones, pagers and other wireless or wireline personal communications platforms.

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows since inception. The Company incurred a net loss of approximately $2,184,000 and $7,697,000 for the three and nine months ended April 30, 2004 and negative cash flows from operations of approximately $7,738,000 for the nine months ended April 30, 2004. The Company’s cash balances may decline further, although the Company believes that the effects of its strategic actions implemented to improve revenue as well as control costs along with existing cash resources will be adequate to fund its operations for at least the next 12 months. Failure to generate sufficient revenues or control spending could adversely affect the Company’s ability to achieve its business objectives.

During the third quarter of fiscal 2004, the Company realized proceeds of approximately $57,100,000, net of the initial purchasers’ discounts and commissions and estimated offering costs, from a convertible senior notes offering. Refer to Note 8 – Long-Term Debt for more details on the convertible senior notes.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of Intellisync as of April 30, 2004 and for the three and nine months ended April 30, 2004 and 2003 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003. The condensed consolidated balance sheet as of July 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim period ended April 30, 2004 are not necessarily indicative of results to be expected for the full year.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The condensed consolidated financial statements include the results of operations of all companies recently acquired, including Search Software America, Synchrologic, Inc. and Spontaneous Technology, Inc. since the date of the acquisitions. All significant inter-company balances and transactions have been eliminated in consolidation.

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

The Company licenses rights to use its intellectual property portfolio, whereby licensees, particularly OEMs, typically pay a non-refundable license fee in one or more installments and on-going royalties based on their sales of products incorporating the Company’s intellectual property. Revenue from OEMs under minimum guaranteed royalty arrangements, which are not subject to future obligations, is recognized when such royalties are earned and become payable. Royalty revenue is recognized as earned when reasonable estimates of such amounts can be made. Royalty revenue that is subject to future obligations is recognized when such obligations are fulfilled. Royalty revenue that exceeds minimum guarantees is recognized in the period earned.

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

If compensation cost for the Company’s stock plans had been determined consistent with SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company’s net loss and loss per common share would have been adjusted to the pro-forma amounts indicated below (in thousands, except per common share data):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
Net loss as reported	$(2,184)	$(3,813)	$(7,697)	$(5,936)
Add: Stock-based employee compensation expense (recovery) included in reported net loss	(535)	840	729	1,070
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(1,127)	(361)	(2,926)	(679)

Pro forma net loss	$(3,846)	$(3,334)	$(9,894)	$(5,545)

Basic and diluted net loss per common share as reported	$(0.03)	$(0.08)	$(0.14)	$(0.13)

Basic and diluted pro forma net loss per common share	$(0.06)	$(0.07)	$(0.18)	$(0.12)

Because the Black-Scholes option valuation model was developed for traded options and requires the input of subjective assumptions and the number of future shares to be issued or cancelled is not known, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Derivative Instruments

The Company applies SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company designates its derivatives based upon criteria established by SFAS No. 133. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. Refer to Note 8 for details on the Company’s only derivative instruments.

Note 2 Recently Issued Accounting Pronouncement

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. In December 2003, the FASB released a revised version of FIN No. 46 (referred to as FIN 46R) clarifying certain aspects of FIN No. 46 and providing certain entities with exemptions from the requirements of FIN No. 46. FIN

46R requires the application of either FIN No. 46 or FIN 46R to all Special Purpose Entities (SPEs) created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. All entities created after January 31, 2003 were already required to be analyzed under FIN No. 46, and they must continue to do so, unless FIN 46R is adopted early. FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of FIN 46-R during the fiscal third quarter ended April 30, 2004 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

Other-Than-Temporary Impairment

In March 2004, the EITF reached consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF No. 03-01 is effective for fiscal years beginning after June 15, 2004, while the disclosure requirements are effective for fiscal years ending after June 15, 2004. The Company does not believe that the adoption will have a material effect on its financial position or results of operations.

Earnings Per Share

In April 2004, the EITF issued Statement No. 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share.” EITF No. 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF No. 03-06 is effective for fiscal periods beginning after March 31, 2004. The Company is currently assessing the impact of the adoption of this statement on its financial position and results of operations.

Note 3 Balance Sheets Components

Cash equivalents and short-term investments consist of the following (in thousands):

	April 30, 2004
	Gross Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Cash equivalents
Certificate of deposit	$121	$—	$—	$121
Commercial paper	1,000	—	—	1,000
Government notes and bonds	821	—	—	821
Money market funds	9,729	—	—	9,729

	$11,671	$—	$—	$11,671

Short term investments
Fixed income annuities	$4,336	$—	$—	$4,336
Government notes and bonds	14,472	11	(23)	14,460
Auction rate preferred stock	15,250	—	—	15,250
Auction rate receipts	5,000	—	—	5,000
Other	2	3	—	5

	$39,060	$14	$(23)	$39,051

	July 31, 2003
	Gross Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Cash equivalents
Commercial paper	$998	$—	$—	$998
Government notes and bonds	1,539	—	—	1,539
Money market funds	4,042	—	—	4,042

	$6,579	$—	$—	$6,579

Short term investments
Corporate notes	$515	$—	$—	$515
Certificate of deposit	101	—	—	101
Fixed income annuities	4,241	—	—	4,241
Government notes and bonds	11,487	68	—	11,555
Auction rate preferred stock	2,900	—	—	2,900
Other	2	3	—	5

	$19,246	$71	$—	$19,317

The Company invest excess cash predominantly in fixed income securities, consisting of both corporate and government securities, that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than two years with the intent to make such funds readily available for operating purposes, if needed. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a marked-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. The Company expects to realize the full value of all these investments upon maturity or sale. At April 30, 2004, all of the Company’s investments with gross unrealized losses were in loss positions for less than 12 months.

The estimated fair value of cash equivalents and short-term investments classified by date of contractual maturity at April 30, 2004, are as follows (in thousands):

Due within one year or less	$19,041
Due after one year through two years	7,090
No maturity dates	24,591

$50,722

During the three and nine months ended April 30, 2004 and 2003, the Company did not record any cash equivalents- or short-term investment-related impairment charges.

Inventories consist of the following (in thousands):

	April 30, 2004	July 31, 2003
Raw materials	$153	$61
Finished goods and work-in-process	47	52

Inventories	$200	$113

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

The Starfish acquisition has been accounted for as a purchase business combination. The consolidated financial statements include the results of operations of Starfish since the date of acquisition. The purchase price of $1,831,000 (including acquisition costs of $152,000) was assigned to the fair value of the assets acquired, including the following (in thousands):

Tangible assets acquired	$1,133
Liabilities assumed	(913)
In-process research and development	406
Developed technology	634
Patents	190
Trademarks	49
Customer base	261
Existing contracts	71

$1,831

Tangible assets acquired and liabilities assumed were valued at their respective carrying amounts as the Company believes that these amounts approximated their current fair values at the acquisition date. The valuation of identifiable intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. This allocation was generally based on the fair value of these assets determined using the income approach.

During the third quarter of fiscal 2004, the Company recorded a number of adjustments to the provisional purchase price allocation following the resolution of certain contingencies totaling approximately $73,000, which decreased the fair value of acquired developed technology, customer base, patents and trademarks by approximately $41,000, $17,000, $12,000 and $3,000, respectively. The changes had no impact on goodwill as no goodwill resulted from the acquisition of Starfish.

Of the total purchase price, $1,205,000 was allocated to amortizable intangibles included in the above list. The amortizable intangible assets are being amortized using the straight-line method over the estimated useful life of the respective assets of nine months to four years.

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

Spontaneous Technology, Inc.

On September 17, 2003, the Company consummated the acquisition of Spontaneous Technology, Inc. of Salt Lake City, Utah, a provider of enterprise secure Virtual Private Network (sVPN™) software designed to extend existing corporate applications to most wireless devices. Under the terms of the agreement, the Company issued a total of 869,259 shares of Intellisync’s common stock valued at approximately $2,999,000 using the five-trading-day average price surrounding the date the acquisition was announced of $3.45 per share, less estimated registration costs. The number of shares were calculated using the average price of the Company’s common stock for ten consecutive trading days ended three business days prior the date of acquisition. There are 224,417 additional shares held in escrow that are contingently issuable upon satisfaction of a pre-acquisition clause. Additionally, depending upon the Company’s revenues associated with sales of its products including certain technology of Spontaneous Technology during the period ending September 30, 2004, the Company may be required to pay Spontaneous Technology additional consideration of up to $7,000,000 in shares of Intellisync’s common stock.

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

Tangible assets acquired	$18
Liabilities assumed	(2,478)
In-process research and development	469
Developed and core technology	889
Patents	168
Customer base	499
Goodwill	3,754

$3,319

Tangible assets acquired and liabilities assumed were preliminarily valued at their respective carrying amounts as the Company believes that these amounts approximated their current fair values at the acquisition date. The preliminary valuation of identifiable intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. This allocation was generally based on the fair value of these assets determined using the income approach.

A preliminary estimate of $3,754,000, as adjusted, has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but will be tested for impairment (a tax deductible charge) at least annually.

During the third quarter of fiscal 2004, the Company recorded an adjustment to the provisional purchase price allocation following the resolution of certain contingency, which increased the fair value of the liabilities assumed and goodwill by approximately $752,000. The purchase price allocation for Spontaneous Technology is subject to further revision as more detailed analysis is completed and additional information on the fair values of Spontaneous Technology’s assets and liabilities becomes available. Any change in the fair value of the net assets of Spontaneous Technology will change the amount of the purchase price allocable to goodwill. Final purchase accounting may therefore differ materially from the information presented above.

Of the total purchase price, $1,556,000 was allocated to amortizable intangibles included in the above list. The amortizable intangible assets are being amortized using the straight-line method over the estimated useful life of the respective assets of four years. Refer to Note 5.

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

The condensed consolidated financial statements include the results of operations of Synchrologic since the date of acquisition. Under the purchase method of accounting, the total preliminary purchase price was allocated to Synchrologic’s net tangible and intangible assets based upon their estimated fair value as of the acquisition date. The preliminary purchase price of $67,037,000 (comprising the value of the shares and options described above and the estimated acquisition costs of $900,000 and net of a $111,000 adjustment for writing-off a certain liability due to Synchrologic) was assigned to the fair value of the assets acquired, including the following (in thousands):

Tangible assets acquired	$4,105
Liabilities assumed	(5,552)
In-process research and development	2,423
Developed and core technology	10,493
Patents	1,321
Customer base	3,487
Goodwill	50,760

$67,037

Tangible assets acquired and liabilities assumed were preliminarily valued at their respective carrying amounts as the Company believes that these amounts approximated their current fair values at the acquisition date. The preliminary valuation of identifiable intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. This allocation was generally based on the fair value of these assets determined using the income approach.

A preliminary estimate of $50,760,000, as adjusted, has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill associated with Synchrologic acquisition will not be amortized but will be tested for impairment (a tax deductible charge) at least annually.

During the third quarter of fiscal 2004, the Company recorded a number adjustments to the provisional purchase price allocation following the resolution of certain contingencies, which increased the fair value of the tangible assets acquired and liabilities assumed by approximately $261,000 and $29,000, respectively, reducing the fair value of goodwill accordingly by a net amount of approximately $232,000. The purchase price allocation for Synchrologic is subject to further revision as more detailed analysis is completed and additional information on the fair values of Synchrologic’s assets and liabilities becomes available. Any change in the fair value of the net assets of Synchrologic will change the amount of the purchase price allocable to goodwill. Final purchase accounting may therefore differ materially from the information presented above.

Of the total purchase price, $15,301,000 was allocated to amortizable intangibles included in the above list. The amortizable intangible assets are being amortized using the straight-line method over the estimated useful life of the respective assets of four years. Refer to Note 5.

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

Search Software America

On March 16, 2004, the Company completed its acquisition of all of the issued and outstanding stock of Search Software America (SSA), a privately held division of SPL WorldGroup and headquartered in Sydney, Australia, pursuant to a Stock Purchase Agreement dated as of February 24, 2004. SSA, with operations in the United States, United Kingdom, and Australia, is a developer of solutions that enhance the ability to find, match and group (synchronize) identity data within computer systems and network databases. Under the terms of the agreement, the Company paid cash of $22,635,000, including a preliminary working capital adjustment.

The condensed consolidated financial statements include the results of operations of SSA since the date of acquisition. Under the purchase method of accounting, the total preliminary purchase price was allocated to SSA’s net tangible and intangible assets based upon their estimated fair value as of the acquisition date. The preliminary purchase price of $22,845,000 (including estimated acquisition costs of $210,000) was assigned to the fair value of the assets acquired, including the following (in thousands):

Tangible assets acquired	$3,728
Liabilities assumed	(3,939)
In-process research and development	775
Developed and core technology	5,513
Customer base	8,777
Goodwill	7,991

$22,845

Tangible assets acquired, which includes $2,146,000 of cash, and liabilities assumed were preliminarily valued at their respective carrying amounts as the Company believes that these amounts approximated their current fair values at the acquisition date. The preliminary valuation of identifiable intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. This allocation was generally based on the fair value of these assets determined using the income approach.

A preliminary estimate of $7,991,000 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but will be tested for impairment (a tax deductible charge) at least annually.

Of the total purchase price, $14,290,000 was allocated to amortizable intangibles included in the above list. The amortizable intangible assets are being amortized using an accelerated method according to the expected cash flows to be received from the underlying assets over their respective estimated useful life of seven to ten years. Refer to Note 5.

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

The key assumptions underlying the valuation of acquired in-process research and development from SSA are as follows (in thousands):

Project names: SSA-NAME3 Version 3.0 and IDS Version 3.0

Percent completed as of acquisition date: 10%

Estimated costs to complete technology at acquisition date: $600,000

Risk-adjusted discount rate: 25%

First period expected revenue: June 2005

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

Subsequent to the acquisition of SSA, there have been no significant developments related to the current status of the acquired in-process research and development project that would result in material changes to the assumptions.

Unaudited Pro Forma Consolidated Combined Results

The following unaudited pro-forma consolidated financial information reflects the results of operations for the three and nine months ended April 30, 2004 and 2003, as if the acquisition of Starfish, Spontaneous Technology Synchrologic and SSA had occurred on the beginning of each period presented and after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on the beginning of each period presented. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations (in thousands, except per share data):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
Pro forma revenue	$12,037	$12,849	$40,335	$35,552

Pro forma net loss	$(1,830)	$(6,495)	$(7,390)	$(25,066)

Pro forma basic and diluted net loss per common share	$(0.03)	$(0.10)	$(0.12)	$(0.41)

The effect of the in-process research and development charges has been excluded in the above unaudited pro forma consolidated financial information as they represent non-recurring charges directly related to the acquisitions.

Note 5 Goodwill, Developed Technology and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but will be tested for impairment at least annually or as impairment indicators arise. The Company performs the annual impairment tests on the 31st of July of each fiscal year. The Company currently only has one reporting unit, therefore all of the goodwill has been assigned to the enterprise as a whole. The following table sets forth the changes in goodwill during the first three quarters of fiscal 2004 (in thousands):

Goodwill
Balance at July 31, 2003	$2,731
Acquired from Spontaneous Technology	3,754
Acquired from Synchrologic	50,760
Acquired from Search Software America	7,991

Balance at April 30, 2004	$65,236

Other intangible assets, net, consist of the following (in thousands, except weighted average useful life):

	Weighted Average Useful Life	April 30, 2004			July 31, 2003
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technology	4.6 years	$24,771	$(7,523)	$17,248	$7,900	$(5,980)	$1,920
Patents	4.0 years	1,679	(193)	1,486	202	(17)	185
Trademarks	2.1 years	249	(45)	204	52	(6)	46
Customer base	7.0 years	13,177	(717)	12,460	431	(25)	406
Covenant not-to-compete	2.0 years	101	(41)	60	100	(1)	99
Existing contracts	9 months	310	(288)	22	310	(232)	78

		$40,287	$(8,807)	$31,480	$8,995	$(6,261)	$2,734

Other intangibles as of April 30, 2004 include a total of approximately $14,290,000, $15,301,000 and $1,556,000 amortizable identifiable intangibles obtained from the Company’s acquisition of SSA, Synchrologic and Spontaneous Technology, respectively, during the first three quarters of fiscal 2004. The other intangibles as of April 30, 2004 also reflect a net decrease of $55,000 recorded during the first three quarters of fiscal 2004 as a result of adjustments made to certain liabilities assumed from the acquisition of Starfish and asset purchase of Loudfire, Inc.

The amortization of developed technology amounted to $990,000 and $1,543,000 for the three and nine months ended April 30, 2004, respectively, and $161,000 and $456,000 for the corresponding periods in fiscal 2003. The amortization of other intangible assets amounted to $679,000 and $1,003,000 for the three and nine months ended April 30, 2004, respectively, and $19,000 for the corresponding periods in fiscal 2003. The Company continues to amortize other intangible assets and is required to review such assets for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” reassess their useful lives and make any necessary adjustments. Based on acquisitions completed as of April 30, 2004, the estimated future amortization expense of other intangible assets is as follows (in thousands):

	Developed Technology	Other Intangibles
Three months ending July 31, 2004	$1,157	$910
Fiscal year ending July 31,
2005	4,538	3,553
2006	4,305	3,155
2007	4,093	2,728
2008	1,885	1,492
2009	647	750
Thereafter	623	1,644

	$17,248	$14,232

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

As a result, the Company determined that the approval of the change of control agreement would result in a new measurement date for the calculation of stock-based compensation expense under FIN No. 44 because the modification may allow the officers to vest in an option or award that would otherwise been forfeited pursuant to the award’s original terms. As of April 30, 2004, no change of control had occurred and the Company is unable to determine the number of options that the officers will ultimately retain that would otherwise have been forfeited, absent the modification. As a result, no compensation expense has been recognized in relation to those awards during the three months ended April 30, 2004.

The Company had a full-recourse promissory note used by its chief executive officer to purchase shares of the Company’s common stock with a principal amount of approximately $310,000. The loan carried an interest rate of 4.75% per annum and was payable on June 14, 2008. During the second quarter of fiscal 2004, the promissory note was fully paid, together with the accrued interest. Due to the non-substantive nature of the exercise of the related stock option, the Company recorded a long-term liability in the consolidated balance sheets as of April 30, 2004 and July 31, 2003 of approximately $17,000 and $198,000, respectively, for the unvested portion of the shares purchased. These unvested shares are subject to repurchase by the Company until June 2004.

In April 2004, the Company underwent a reduction in workforce resulting in 17 individuals, including two executive officers, departing employment with the Company. Severance pay for affected officers was approximately $100,000 and recorded within “Severance, Facilities Exit Costs and Other Charges” in the condensed consolidated statements of operations for the three and six months ended April 30, 2004. Refer to Note 7 for more details on the recent reduction in force.

Note 7 Restructuring Accrual

The Company implemented a number of cost-reduction plans aimed at reducing costs that were not integral to its overall strategy, better aligning its expense levels with current revenue levels and ensuring conservative spending during periods of economic uncertainty. These initiatives included a reduction in workforce and facilities consolidation.

During the third quarter of fiscal 2004, the Company implemented a reduction in workforce affecting 17 employees in various business functions of the Company (9 in research and development and 8 in sales and marketing). As of April 30, 2004, the number of the Company’s worldwide full-time equivalent employees amounted to 266. The program was completed by the end of April 2004, and the associated severance costs incurred were approximately $253,000, $32,000 of which remained unused as of April 30, 2004 and will be paid by end of June 2004.

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

A total of $853,000 of restructuring costs as described above was recorded, together with operating expenses of $76,000 associated with an acquisition the Company ceased pursuing, within “Severance, Facilities Exit Costs and Other Charges” in the condensed consolidated statement of operations for the nine months ended April 30, 2004.

The following table sets forth the activities in the restructuring accrual account during the first three quarters of fiscal 2004 (in thousands):

	Workforce Reduction	Consolidation of Excess Facilities	Total
Balance at July 31, 2003	$—	$1,766	$1,766
Cash payments	—	(382)	(382)

Balance at October 31, 2003	$—	$1,384	$1,384

Restructuring provision	—	600	600
Cash payments	—	(330)	(330)

Balance at January 31, 2004	$—	$1,654	$1,654

Restructuring provision	253	—	253
Cash payments	(221)	(320)	(541)

Balance at April 30, 2004	$32	$1,334	$1,366

The remaining unpaid amount as of April 30, 2004 of $1,334,000 related to the net lease expense due to the consolidation of excess facilities, will be paid over the respective lease terms through June 2006 using cash from operations.

The current and long-term portions of the restructuring accrual of $972,000 and $394,000 are classified as “Accrued Liabilities” and “Other Liabilities,” respectively, in the condensed consolidated balance sheet as of April 30, 2004.

The Company continually evaluates the balance of the restructuring reserve it records in prior periods based on the remaining estimated amounts to be paid. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

Note 8 Long-Term Debt

The following table sets forth the Company’s long-term obligations, excluding capital lease obligations (in thousands):

April 30, 2004
3% convertible senior notes, interest due semi-annually, principal due in March 2009	$58,154
Interest rate swap fair value hedge adjustment on $60 million of 3% convertible senior notes	1,846

60,000
Less: current portion	—

Long-term portion	$60,000

The Company had no long-term debt as of July 31, 2003.

3% Convertible Senior Notes

During the third quarter of fiscal 2004, the Company completed the offering of $60,000,000 of convertible senior notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The notes are senior unsecured obligations of Intellisync and rank junior to any future secured debt, on a parity with all of the Company’s other existing and future senior unsecured debt and prior to any existing or future subordinated debt. As of April 30, 2004, the Company had no senior or subordinated debt, except for ordinary course trade payables. The Company may not redeem any of the notes prior to their maturity. Holders, however, may require the Company to repurchase the notes upon some types of change in control transactions. The notes will mature on March 1, 2009 unless earlier converted or redeemed. Neither the Company nor any of its subsidiaries are subject to any financial covenants under the indenture. In addition, neither the Company nor any of its subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing its securities.

The notes are convertible into shares of common stock of the Company at any time prior to the close of business on the final maturity date of the notes, subject to prior redemption of the notes. The initial conversion rate is 250.0000 shares per each $1,000 principal amount of notes which represents an initial conversion price of $4.00 per share. The conversion rate is subject to adjustment for certain events, including the payment of dividends, and other events specified in the indenture.

The notes bear interest at a rate of 3% per annum. Interest on the notes will be paid on March 1 and on September 1 of each year. The first payment will be made on September 1, 2004.

All costs and expenses incurred with the issuance of the above offering have been capitalized within “Other Assets” and amortized over five years, the life of the respective debt. Such costs amounted to approximately $2,786,000, net of accumulated amortization of $96,000, as of April 30, 2004.

Interest Rate Swap

During the third quarter of fiscal 2004, the Company entered into two interest rate swap agreements with a financial institution on a total notional amount of $60,000,000, whereby the Company receives fixed-rate interest of 3% in exchange for variable interest payments. The interest rate swaps expire upon the maturity of the Company’s $60,000,000, 3% convertible senior notes in March 2009, and effectively converts those fixed-rate notes into variable-rate borrowings. The interest rate is reset semi-annually and is equal to the 6-month LIBOR rate minus a rate spread. The total variable interest rate was approximately 0.94% at April 30, 2004, resulting in interest expense savings relative to fixed rates of approximately $96,000 for the three and nine months then ended. Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, this arrangement has been designated and qualifies as an effective fair value hedge of interest rate risk related to the $60,000,000 convertible senior notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying value of the hedged debt, and result in no net earnings impact. As of April 30, 2004, the fair value of the interest rate swap was approximately $1,846,000 and recorded in “Other Liabilities” with an equal adjustment recorded to the carrying value of the $60,000,000 convertible senior notes.

Refer to Note 9 for the description of the collateral required on the interest rate swap.

Note 9 Commitments and Contingencies

Leases

During the first quarter of fiscal 2004, the Company entered into a capital lease agreement for a phone system, which expires in February 2008. Assets and future obligations related to the capital lease are included in the accompanying condensed consolidated balance sheet as of April 30, 2004 in property and equipment and liabilities, respectively. Current and long-term portions of the capital lease amounted to $55,000 and $158,000, respectively, at April 30, 2004. Depreciation of assets held under the capital lease is included in depreciation and amortization expense.

The Company leases its facilities under operating leases that expire at various dates through August 2008. The leases provide for escalating lease payments.

Future minimum lease payments, for which the Company anticipates using cash from operations, for all non-cancelable capital and operating lease agreements at April 30, 2004, were as follows (in thousands):

	Total	Three months ending July 31, 2004	Fiscal year ending July 31,
			2005	2006	2007	2008	Thereafter
Capital lease obligation	$222	$28	$55	$55	$55	$29	$—

Operating leases:
Operating leases	6,562	1,027	3,343	1,966	156	67	3
Proceeds from subleases	(675)	(155)	(502)	(18)	—	—	—

Net operating leases	5,887	872	2,841	1,948	156	67	3

Future minimum lease payments	$6,109	$900	$2,896	$2,003	$211	$96	$3

Guarantees

The Company has three letters of credit that collateralize certain operating lease obligations and total approximately $397,000 and $408,000 at April 30, 2004 and July 31, 2003, respectively. The Company collateralizes these letters of credit with cash deposits made with three of its financial institutions and has classified the short-term and the long-term portions of approximately $101,000 and $296,000 at April 30, 2004, and $112,000 and $296,000 at July 31, 2003 as “Other Current Assets” and “Restricted Cash,” respectively, in the consolidated balance sheets. The long-term portion expires through June 2006. The holders of the letters of credit are able to draw on each respective letter of credit in the event that the Company is found to be in default of its obligations under each of its operating leases.

Under the terms of the interest rate swap agreement into which the Company entered during the third quarter of fiscal 2004, the Company must provide collateral to match any unfavorable mark-to-market exposure (fair value) on the swap. The amount of collateral required totals a minimum of $1,800,000 plus an amount equal to the unfavorable mark-to-market exposure on the swap. Generally, the required collateral will rise as interest rates rise. As of April 30, 2004, the Company has posted approximately $3,765,000 of collateral under this swap agreement which is included in “Restricted Cash” in its consolidated balance sheet.

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

The Company accrues for warranty expenses at the time revenue is recognized and maintains a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs. In other instances, additional amounts are recorded when such costs are probable and can be reasonably estimated. The warranty accrual is reviewed at least quarterly. As of April 30, 2004, the warranty accrual was $200,000, which approximates the balance as of July 31, 2003.

Indemnification Obligations

On certain occasions, the Company provides to its customers intellectual property indemnification, subject to certain limitations, in its arrangements for the Company’s software products or services. Typically these obligations provide that the Company will indemnify, defend and hold the customers harmless against claims by third parties that its software products or services infringe upon the copyrights, trademarks, patents or trade secret rights of such third parties. As of April 30, 2004, there has been no significant claim made by any third party with regard to the Company’s software products or services. The liability reserve for indemnification obligations is not significant.

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

The offering memorandum and registration statement associated with the 3% Convertible Senior Notes Due 2009 include indemnification provisions that obligate the Company to indemnify and hold harmless each initial purchaser of the notes against any and all losses, claims, damages and liabilities (including, without limitation, any legal or other expenses reasonably incurred in connection with defending or investigating any such action or claim) caused by any untrue statement or alleged untrue statement of a material fact contained in such memorandum or the registration statement. As of April 30, 2004, the Company does not believe it is probable that it will have to make any material payments for claims that could result from such provisions in the future. As such, no amounts have been recorded under these indemnifications as of April 30, 2004.

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

On April 19, 2002, the Company filed a patent infringement suit against Extended Systems, Inc. in the United States District Court for the Northern District of California (the “Court”). The Company alleged that

Extended Systems’ server and desktop products infringe on certain of its synchronization-related patents. On March 4, 2004, the Company announced its mutual agreement with Extended Systems, Inc. to settle the patent infringement lawsuit. In an agreement signed by both companies, the Company and Extended Systems agreed to settle all claims and terminate litigation proceedings immediately. Under the settlement agreement, Extended Systems made a one-time payment of $2,000,000 to the Company and received a license to certain Intellisync patents, which Extended Systems acknowledges are valid. During the three months ended April 30, 2004, the Company recorded the settlement proceeds, net of $424,000 related legal costs incurred for the quarter as Litigation Settlement Gain, Net” in the condensed consolidated statements of operations. Both companies agreed there will be no further patent litigation actions between the two companies for a period of five years and that the Company would release all Extended Systems customers from any claims of infringement relating to their purchase and future use of Extended Systems products.

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

Basic and diluted net loss per common share were calculated as follows (in thousands, except per common share amounts):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
Numerator:
Net loss	$(2,184)	$(3,813)	$(7,697)	$(5,936)

Denominator:
Weighted average shares outstanding used to compute basic and diluted net loss per common share	63,859	46,106	55,575	45,747

Basic and diluted net loss per common share	$(0.03)	$(0.08)	$(0.14)	$(0.13)

All common shares that were held in escrow and that were subject to repurchase by the Company, totaling approximately 1,389,000 and 653,000 as of April 30, 2004 and 2003, respectively, were excluded from basic and diluted net loss per common share calculations.

Potential common shares attributable to stock options, convertible senior notes, warrants, shares held in escrow and shares subject to repurchase by the Company, of 25,784,894 and 7,675,834 were outstanding at April 30, 2004 and 2003, respectively. However, as a result of the net loss incurred by the Company in the three and nine months ended April 30, 2004 and 2003, none of the shares were included in the weighted average outstanding shares (using the treasury stock method) used to calculate net loss per common share because the effect would have been antidilutive.

Note 11 Comprehensive Loss

Accumulated other comprehensive loss consists of net unrealized gain/loss on available for sale investments and foreign currency translation adjustments. Total comprehensive loss for the three and nine months ended April 30, 2004 and 2003, respectively, is presented in the following table (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
Net loss	$(2,184)	$(3,813)	$(7,697)	$(5,936)
Other comprehensive loss:
Change in net unrealized loss on investments	(47)	(5)	(81)	(57)
Realized gain on investments	—	—	—	10
Change in currency translation adjustments	(32)	(7)	23	(11)

Total other comprehensive loss	(79)	(12)	(58)	(58)

Total comprehensive loss	$(2,263)	$(3,825)	$(7,755)	$(5,994)

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

Revenue is attributed to regions based on the location of customers. Revenue information by geographic region is as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
United States	$7,658	$4,319	$19,291	$11,396
Japan	1,174	1,105	4,547	2,939
Other International	2,175	1,301	5,188	3,221

Total revenue	$11,007	$6,725	$29,026	$17,556

Substantially all of the Company’s long-lived assets, including goodwill associated with SSA acquisition, are in the United States.

Revenue information by product group is as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
Enterprise and retail products	$6,576	$3,292	$14,172	$9,648
Technology licensing components	4,431	3,433	14,854	7,908

Total revenue	$11,007	$6,725	$29,026	$17,556

The Company’s enterprise and retail products include Intellisync® Handheld Edition, Intellisync Handheld Edition for Enterprise (formerly Enterprise Intellisync®), Intellisync Phone Edition, Intellisync goAnywhere™, Intellisync Mobile Suite® (formerly Synchrologic Mobile Suite), Intellisync MobileApp Designer (formerly Satellite Forms®), Intellisync for Oracle and SSA’s offerings (Intellisync Identity Systems, Intellisync Data Clustering Engine, Intellisync SSA-NAME3), as well as related support and maintenance. Technology licensing components include various licensed technology platforms, including Intellisync Mobile Suite for Wireless Operators, Intellisync Software Development Platform, Intellisync for the Web, Intellisync SyncML Server (formerly TrueSync®), Intellisync VPN, Intellisync Server-to-Server, professional services, non-recurring engineering services and related maintenance contract programs.

No customers accounted for more than 10% of the Company’s total revenue for the three and nine months ended April 30, 2004. Products sold through Ingram Micro US, a distributor, accounted for 9% and 12% of the total revenue in the three and nine months ended April 30, 2003, respectively. No other customers accounted for more than 10% of total revenue during those periods in fiscal 2003.

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

Management’s discussion and analysis includes:

•	A business overview.

•	Estimates, assumptions and critical accounting policies.

•	A comparison of our results of operations in the three and nine months ended April 30, 2004 with the results in the corresponding periods in fiscal 2003.

•	Recently issued accounting pronouncements.

•	A discussion of our operating liquidity and capital resources.

•	A discussion of factors that may affect our future operating results.

Business Overview

Intellisync Corporation was incorporated in California on August 27, 1993 as Puma Technology, Inc. and was subsequently reincorporated in Delaware on November 27, 1996. We changed our corporate name from Pumatech, Inc. to Intellisync Corporation effective February 17, 2004. We develop, market and support synchronization, mobile-application development, remote access and mobile-application management/device management software that enables consumers, business professionals and information technology (IT) officers to extend the capabilities of enterprise groupware and vertical applications, handheld organizers/computers, Web-enabled cellular phones, pagers and other wireless or wireline personal communications platforms. Designed to connect people with essential information, anytime and anywhere, our product family includes the following offerings:

•	Intellisync® Handheld Edition, Intellisync Handheld Edition for Enterprise (formerly Enterprise Intellisync®) and Intellisync Phone Edition software;

•	Intellisync for Oracle software;

•	Intellisync goAnywhere™ software acquired from Loudfire, Inc.;

•	Intellisync Mobile Suite® (formerly Synchrologic Mobile Suite);

•	Intellisync MobileApp Designer (formerly Satellite Forms®);

•	Intellisync Mobile Suite for Wireless Operators

•	Intellisync Software Development Platform;

•	Intellisync for the Web;

•	Intellisync SyncML Server (formerly TrueSync®) software developed by our wholly owned subsidiary, Starfish Software, Inc.;

•	Intellisync VPN software acquired from Spontaneous Technology; and

•	Intellisync Server-to-Server

•	Intellisync Identity Systems (IDS)

•	Intellisync Data Clustering Engine (DCE)

•	Intellisync SSA-NAME3

We have organized our operations into a single operating segment encompassing the development, marketing and support of software and services that provide synchronization, mobile application development, application/device management, real-time remote information access, secure VPN, and identity searching/matching/screening capabilities.

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

Part of our business strategy is to enhance shareholder value through acquisitions that target companies where our management, shareholders and corporate structure can be leveraged to improve strategic market position and growth potential in both emerging and established technologies. Our recent acquisitions, together with our internal development efforts, have been aimed at expanding our focus from cabled synchronization to synchronization for wireless handhelds, smartphones, laptops and tablets, where a number of industry analysts, such as International Data Corporation (IDC), predict important growth in the near future. With the acquisition of Spontaneous Technology, Inc., the acquisition of Synchrologic, Inc. and Search Software America, we believe our management and employee efforts should continue to aid in our growth and development. We also plan to increase our focus on various wireless carriers to expand our business and seek new opportunities to offer a wide variety of services to the enterprise, small businesses, and individual business professionals. Furthermore, we plan to continue working on achieving operational and cost efficiencies. Our recent restructuring program reflects our ongoing efforts to better align our costs structure with revenue performance.

Acquisitions

On September 17, 2003, we consummated the acquisition of Spontaneous Technology, Inc. of Salt Lake City, Utah, a provider of enterprise secure Virtual Private Network (sVPN™) software designed to extend existing corporate applications to most wireless devices. Under the terms of the agreement, we issued a total of 869,259 shares of our common stock valued at approximately $2,999,000. There are 224,417 additional shares held in escrow that are contingently issuable upon satisfaction of a pre-acquisition clause. Additionally, depending upon our revenues associated with sales of our products including certain technology of Spontaneous Technology during the period ending September 30, 2004, we may be required to pay Spontaneous Technology additional consideration of up to $7,000,000 in shares of our common stock.

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

On March 16, 2004, we completed our acquisition of all of the issued and outstanding stock of Search Software America (SSA), a privately held division of SPL WorldGroup and headquartered in Sydney, Australia, pursuant to a Stock Purchase Agreement dated as of February 24, 2004. SSA, with operations in the United States, United Kingdom, and Australia, is a developer of solutions that enhance the ability to find, match and group (synchronize) identity data within computer systems and network databases. Under the terms of the agreement, we paid $22,525,000, net of $2,110,000 cash acquired, including a preliminary working capital adjustment.

We believe that the acquisitions of Spontaneous Technology, Synchrologic and SSA will enhance our enterprise offerings, while also serving to bolster our position, patent portfolio and technology leadership in the synchronization and mobile infrastructure software arenas.

Convertible Senior Notes

During the third quarter of fiscal 2004, we completed the offering of $60,000,000 of convertible senior notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The notes are convertible into shares of our common stock at any time prior to the close of business on the final maturity date of the notes, subject to prior redemption of the notes. The initial conversion rate is 250.0000 shares per each $1,000 principal amount of notes which represents an initial conversion price of $4.00 per share. The conversion rate is subject to adjustment for certain events, including the payment of dividends, and other events specified in the indenture. The notes bear interest at a rate of 3% per annum. Interest on the notes will be paid on March 1 and on September 1 of each year. The first payment will be made on September 1, 2004. All costs and expenses incurred with the issuance of the offering have been capitalized and amortized over five years, the life of the respective debt. Such costs amounted to approximately $2,786,000, net of accumulated amortization of $96,000, as of April 30, 2004.

Proceeds of approximately $57,100,000, net of the initial purchasers’ discounts and commissions and estimated offering costs, were received from the offering in March 2004. A portion of the net proceeds of the offering were used to complete the acquisition of SSA. We intend to use the balance of the net proceeds to fund possible investments in, or acquisitions of, complementary businesses, products or technologies or establishing joint ventures and for general corporate purposes and working capital requirements. We invested the net proceeds from this offering, pending their ultimate use, in short-term, interest-bearing, investment grade securities.

Interest Rate Swap. The fair market value of these 3% convertible senior notes is sensitive to changes in interest rates and to the prices of our common stock into which it can be converted as well as our financial stability. In order to manage interest costs and risk, we entered into two interest rate swap agreements with a financial institution on a total notional amount of $60,000,000, whereby we receive fixed-rate interest of 3% in exchange for variable interest payments. The interest rate swaps expire upon the maturity of our $60,000,000, 3% convertible senior notes in March 2009, and effectively converts those fixed-rate notes into variable-rate borrowings. The interest rate is reset semi-annually and is equal to the 6-month LIBOR rate minus a rate spread. The total variable interest rate was approximately 0.94% at April 30, 2004, resulting in interest expense savings relative to fixed rates of approximately $96,000 for the three and nine months then ended. Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, this arrangement has been designated and qualifies as an effective fair value hedge of interest rate risk related to the $60,000,000 convertible senior notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying value of the hedged debt, and result in no net earnings impact.

Restructuring

During the third quarter of fiscal 2004, we implemented a reduction in workforce affecting 17 employees, including two executive officers, in various business functions (9 in research and development and 8 in sales and marketing). As of April 30, 2004, the number of our worldwide full-time equivalent employees amounted to 266. The program was completed by the end of April 2004, and the associated severance costs incurred were approximately $253,000.

Estimates, Assumptions and Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies include license and service revenue recognition, channel inventory and product returns, valuation of goodwill, other intangibles, investments and other long-lived assets, restructuring accruals, loss contingencies and provision for doubtful accounts which are discussed in more detail under the caption “Estimates, Assumptions and Critical Accounting Policies “ in our 2003 Annual Report on Form 10-K.

Results of Operations

The following table sets forth items included in the condensed consolidated statements of operations as a percentage of revenue for the periods indicated. Certain prior period amounts were reclassified to conform to the current period’s presentation.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
Revenue
License	68.2%	71.8%	70.1%	78.8%
Services	31.8	28.2	29.9	21.2

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost and operating expenses:
Cost of revenue	20.3	17.2	19.5	16.0
Amortization of developed technology	9.0	2.4	5.3	2.6
Research and development	31.8	28.9	27.9	30.9
Sales and marketing	41.9	44.5	39.5	47.5
General and administrative	14.4	23.6	20.3	22.7
Amortization of intangibles	6.2	0.3	3.5	0.1
In-process research and development	7.0	6.0	12.6	2.3
Severance, facilities exit costs and other charges	2.3	—	3.2	—

Total cost and operating expenses	132.9	122.9	131.8	122.1

Operating loss	(32.9)	(22.9)	(31.8)	(22.1)
Other income (expense):
Interest income	1.6	2.5	1.4	3.7
Interest expense	(0.9)	—	(0.3)	(0.1)
Other, net	(0.9)	—	(0.3)	(0.4)
Litigation settlement gain, net	14.3	—	5.4	—
Other-than-temporary impairment of investments	—	(35.6)	—	(13.6)

Total other income (expense)	14.1	(33.1)	6.2	(10.4)

Loss before income taxes	(18.8)	(56.0)	(25.6)	(32.5)
Provision for income taxes	(1.1)	(0.7)	(0.9)	(1.3)

Net loss	(19.9)%	(56.7)%	(26.5)%	(33.8)%

Revenue

	Three Months Ended April 30,			Nine Months Ended April 30,
	2004	Percent Change	2003	2004	Percent Change	2003
	(In thousands, except percentages)
Total revenue	$11,007	63.7%	$6,725	$29,026	65.3%	$17,556

We derive revenue from two primary sources: software licenses and fees for services. Our third quarter of fiscal 2004 reflected our seventh consecutive quarter of increase in revenue, primarily due from revenue contributions of Intellisync Mobile Suite and professional service, reflected in the growth in the number of our technology licensing partners. These increases are largely the result of our recent acquisitions and, we believe, of increase in sales and marketing efforts, both domestically and internationally, and our emphasis on enhancing our products offerings. During the quarter, our Intellisync Mobile Suite, Intellisync Handheld Edition, and Intellisync Phone Edition platforms have each added support for many new wireless devices or smartphones, the market for which we believe has experienced growth recently. We plan to continue to add wireless device support to our wide array of supported wired devices.

While the market for smartphones and other wireless mobile devices has been growing recently, the market for wired or traditional PDAs (personal digital assistants) has continued to face challenges. The overall decline in traditional PDA sales has had a direct impact on sales of our Intellisync products through the consumer and online channels, where sales of our synchronization software typically occur at the same time a PDA is purchased, or shortly thereafter. Due to this decline, our retail revenue has not increased as quickly as we would like during fiscal 2004.

However, as we look ahead to the rest of fiscal 2004, we are planning for further sequential growth in our quarterly revenue made possible by our new enterprise and technology licensing partners and further contributions from Intellisync Mobile Suite and SSA. Our acquisitions of Synchrologic and SSA have strengthened and, we expect, to continue to strengthen our presence in Europe and Asia-Pacific. However, due to seasonality, our fourth quarter may reflect some weakness in European revenue.

Our acquisition of Starfish Software, Inc. and asset purchase of Loudfire, Inc. in fiscal 2003, as well as our recent acquisition of Spontaneous Technology, Synchrologic and SSA have provided and are expected to further provide us with access to new technology capabilities, potential access to new markets and customers and other revenue-generation opportunities. We expect revenue benefits over time through synergies in technology, product development and operations. Our recent acquisitions already have made positive contributions to revenue for the three and nine months ended April 30, 2004. We believe that new and existing products based upon the technologies from Starfish, Spontaneous Technology, Synchrologic and SSA could continue to have a positive impact on revenues, provide operational benefits and improve our bottom line in the remainder of fiscal 2004.

•	License Revenue.

	Three Months Ended April 30,			Nine Months Ended April 30,
	2004	Percent Change	2003	2004	Percent Change	2003
	(In thousands, except percentages)
License revenue	$7,512	55.6%	$4,828	$20,336	46.9%	$13,842
As percentage of total revenue	68.2%		71.8%	70.1%		78.8%

License revenue is earned from the sale and use of software products (including our technology licensing components) and royalty agreements with OEMs. The increase in absolute license revenue for the three months ended April 30, 2004 as compared with the same period in fiscal 2003 reflected an increase of $1,455,000 in revenue from enterprise and an increase of $1,229,000 in revenue from technology licensing components. The increase in absolute license revenue for the nine months ended April 30, 2004 as compared with the same period in fiscal 2003 reflected an increase of $4,417,000 in revenue from technology licensing components and an increase of $2,077,000 in revenue from enterprise. A significant portion of the increase in our license revenue for the three and nine months ended April 30, 2004 was contributed by Synchrologic and SSA. The increase in license revenue was also due to greater demand, as compared with the preceding fiscal year, for certain of our customers’ products in which our technology is embedded. The increase in our customers’ sales provided us with increased royalty proceeds. As a percentage of total revenue, license revenue decreased due to significant increase in our revenue from professional services as described below, as well as the general impact of the decline in wired or traditional PDA sales to our retail revenue.

•	Service Revenue.

	Three Months Ended April 30,			Nine Months Ended April 30,
	2004	Percent Change	2003	2004	Percent Change	2003
	(In thousands, except percentages)
Service revenue	$3,495	84.2%	$1,897	$8,690	134.0%	$3,714
As percentage of total revenue	31.8%		28.2%	29.9%		21.2%

Service revenue is derived from fees for services, including fixed-price and time-and-materials professional services arrangements and amortization of maintenance contract programs. The increase in service revenue for the three months ended April 30, 2004 as compared with the same period in fiscal 2003 resulted from an increase of approximately $1,160,000 in amortization of our maintenance contract programs relating to new license customers associated with our recent acquisitions. The increase in service revenue for the quarter was also due to $438,000 growth in professional service revenue associated with our technology licensing partners. The increase in service revenue for the nine months ended April 30, 2004 resulted from an increase of approximately $3,444,000 in professional service revenue associated with our technology licensing partners and $1,532,000 in amortization of our maintenance contract programs. The increase in professional service revenue was attributable to new customer contracts also primarily associated with our recent acquisitions. In any period, service revenue from time and materials contracts is dependent, among other things, on license transactions closed during the current and preceding quarters and customer decisions regarding implementations of licensed software.

Enterprise and Retail Products

	Three Months Ended April 30,			Nine Months Ended April 30,
	2004	Percent Change	2003	2004	Percent Change	2003
	(In thousands, except percentages)
Enterprise and retail products	$6,576	99.8%	$3,292	$14,172	46.9%	$9,648
As percentage of total revenue	59.7%		49.0%	48.8%		55.0%

Our enterprise and retail products revenue includes sales to retail distribution channels, as well as direct sales of our personal and server products licensed to corporations for internal use. Enterprise and retail products include Intellisync Handheld Edition, Intellisync Handheld Edition for Enterprise (formerly Enterprise Intellisync), Intellisync Phone Edition, Intellisync goAnywhere, Intellisync Mobile Suite (formerly Synchrologic Mobile Suite), Intellisync MobileApp Designer (formerly Satellite Forms), Intellisync for Oracle and SSA’s offerings (Intellisync Identity Systems, Intellisync Data Clustering Engine, Intellisync SSA-NAME3), as well as related support and maintenance. Enterprise sales typically involve large up-front license fees, which can result in lengthy sales cycles and uncertainties as to the timing of sales driven by customers’ budgetary processes. As a result, we generally have less visibility into future enterprise sales than is typically the case in our royalty-based technology licensing business. In addition, while enterprise sales generally result in ongoing maintenance revenues and may lead to follow-on purchases or upgrades, we are typically dependent on sales to new customers for the majority of our enterprise revenues in a given quarter.

The increase in enterprise and retail products revenue for the three months ended April 30, 2004 resulted from contributions of $1,649,000 from SSA and Synchrologic products, an increase of $1,142,000 in revenue from amortization of support and maintenance, an increase of $798,000 in revenue from our enterprise server products, and an increase of $70,000 in retail sales of our Intellisync software. This increase for the three months ended April 30, 2004 was slightly offset by a $375,000 decrease in revenue from Intellisync Handheld Edition for Enterprise and Intellisync MobileApp Designer. The increase in enterprise and retail products revenue for the nine months ended April 30, 2004 resulted from an increase of $2,042,000 in revenue from our enterprise server products, contributions of $1,885,000 from SSA and Synchrologic products, an increase of $1,523,000 in revenue from amortization of support and maintenance and an increase of $842,000 in retail sales of our Intellisync software, which was slightly offset by the decline of $1,768,000 in revenue from our Intellisync Handheld Edition for Enterprise and Intellisync MobileApp Designer. Less emphasis on marketing of Intellisync Handheld Edition for Enterprise and Intellisync MobileApp Designer, and more on the transition of our enterprise server offering to Intellisync Mobile Suite, during the three and nine months ended April 30, 2004 contributed to the decrease in revenue from Intellisync Handheld Edition for Enterprise and Intellisync MobileApp Designer for the said periods. We expect revenue in absolute dollars from enterprise and retail products, particularly enterprise, to further improve in the following quarter as compared with the previous quarters of fiscal 2004, which we believe will be driven by contributions from Intellisync Mobile Suite acquired from Synchrologic and Intellisync SSA-NAME3, Intellisync Identity Systems and Intellisync Data Clustering Engine acquired from SSA. In addition, we expect revenue from retail products to slightly increase for the next quarter as compared with the previous quarters of fiscal 2004 as we build up our continued support for many new wireless devices or smartphones particularly with our Intellisync Phone Edition platform. We expect revenue from this support for wireless devices to offset the impact of the lower wired or traditional PDA sales on our retail revenue which would otherwise decline.

Technology Licensing Components

	Three Months Ended April 30,			Nine Months Ended April 30,
	2004	Percent Change	2003	2004	Percent Change	2003
	(In thousands, except percentages)
Technology licensing components	$4,431	29.1%	$3,433	$14,854	87.8%	$7,908
As percentage of total revenue	40.3%		51.0%	51.2%		45.0%

Technology licensing components include various licensed technology platforms, including Intellisync Software Development Platform, Intellisync for the Web, Intellisync SyncML Server (formerly TrueSync), Intellisync VPN, Intellisync Server-to-Server, professional services, non-recurring engineering services and related maintenance contract programs. The increase in technology licensing revenue for the three months ended April 30, 2004 as compared with the same period in fiscal 2003 resulted from an increase in Intellisync Software Development Platform revenue. The increase in technology licensing revenue for the nine months ended April 30, 2004 resulted from an increase in Intellisync Software Development Platform revenue of approximately $4,417,000 and in professional services of approximately $2,529,000 as compared with the same period in fiscal 2003. The decrease in technology licensing revenue for the three months ended April 30, 2004 as a percentage of revenue was due to a larger increase in revenue from enterprise and retail products, as well as a number of licensing deals we expected to close during the third quarter, but the negotiations of which have been carried over in to the fourth quarter of fiscal 2004. We expect revenue from technology licensing components for the fourth quarter to equal or exceed levels reached in the second quarter of fiscal 2004.

International Revenue

	Three Months Ended April 30,			Nine Months Ended April 30,
	2004	Percent Change	2003	2004	Percent Change	2003
	(In thousands, except percentages)
International revenue	$3,349	39.2%	$2,406	$9,735	58.0%	$6,160
As percentage of total revenue	30.4%		35.8%	33.5%		35.1%

International revenue continues to represent a significant portion of our revenue. The year-over-year increase in our international revenues accounted for 22% and 31% of our total revenue increase for the three and nine months ended April 30, 2004, respectively. The increase in our professional services revenue and the number of our international technology licensing partners, particularly in Japan, resulted in an increase in our international revenue in absolute dollars during this period. The decrease in international revenue as a percentage of total revenue for the three and nine months ended April 30, 2004, on the other hand, is primarily due to increased revenue from our newer offerings in the United States. We expect our recent acquisitions of Synchrologic and SSA will further strengthen our presence in Asia-Pacific, as well as Europe. We believe, however, that international revenue will fluctuate on a quarter to quarter basis as we periodically enter into new agreements for professional services and new international partner contracts for technology licensing. International revenue may be subject to certain risks not normally encountered in operations in the United States, including exposure to tariffs, various trade regulations, fluctuations in currency exchange rates, as well as international software piracy as described more fully in “Factors

That May Affect Future Operating Results” set forth below. We expect revenue from Asia-Pacific to increase and revenue from Europe to show a sequential decrease due to seasonality in the last quarter of fiscal 2004

Top Customers

No customers accounted for more than 10% of our total revenue for the three and nine months ended April 30, 2004. Products sold through Ingram Micro US, a distributor, accounted for 9% and 12% of the total revenue in the three and nine months ended April 30, 2003, respectively. No other customers accounted for more than 10% of total revenue during those periods in fiscal 2003.

Cost of Revenue

	Three Months Ended April 30,			Nine Months Ended April 30,
	2004	Percent Change	2003	2004	Percent Change	2003
	(In thousands, except percentages)
Cost of revenue	$2,237	93.5%	$1,156	$5,667	102.2%	$2,802
As percentage of total revenue	20.3%		17.2%	19.5%		16.0%

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

The increase in cost of revenue in absolute dollars and as a percentage of revenue reflected the increase in professional services costs as a result of the Starfish acquisition in the second half of fiscal 2003 and Spontaneous Technology, Synchrologic and SSA in the first three quarters of fiscal 2004. We expect cost of revenue, excluding the effects of stock compensation, in absolute dollars to increase slightly relative to that of the third quarter of fiscal 2004 as a result of the full-quarter impact of SSA. However, we believe cost of revenue as a percentage of revenue could decrease slightly for the next quarter as an overall effect of an expected further increase in total revenue.

Amortization of Developed Technology.

	Three Months Ended April 30,			Nine Months Ended April 30,
	2004	Percent Change	2003	2004	Percent Change	2003
	(In thousands, except percentages)
Amortization of developed technology	$990	514.9%	$161	$1,543	238.4%	$456
As percentage of total revenue	9.0%		2.4%	5.3%		2.6%

The increase in the amortization of developed technology was primarily due to the impact of recently purchased technology from Starfish, Loudfire, Spontaneous Technology, Synchrologic and SSA. Based on acquisitions completed as of April 30, 2004, we expect the future amortization expense of developed technology is as follows (in thousands):

Three months ending July 31, 2004	$1,157
Fiscal year ending July 31,
2005	4,538
2006	4,305
2007	4,093
2008	1,885
2009	647
Thereafter	623

$17,248

We expect that we may acquire additional developed technology associated with any acquisitions we may complete in the future. As a result, we may further increase our amortization expense of developed technology.

Research and Development

	Three Months Ended April 30,			Nine Months Ended April 30,
	2004	Percent Change	2003	2004	Percent Change	2003
	(In thousands, except percentages)
Research and development	$3,495	80.0%	$1,942	$8,098	49.1%	$5,432
As percentage of total revenue	31.8%		28.9%	27.9%		30.9%

Research and development expenses consist primarily of salaries and other related costs for research and development personnel, quality assurance personnel, product localization, fees to outside contractors and the cost of facilities and depreciation of capital equipment. We invest in research and development both for new products and to provide continuing enhancements to existing products. Our engineering group is currently aiming their efforts at expanding focus from cabled synchronization to synchronization for wireless handhelds, smartphones, laptops and tablets, at extending our core synchronization technology to increase scalability and extensibility, and at supporting next generation wireless technology and device platforms. The increase in research and development spending in absolute dollars was due to acquired workforce of approximately 71 engineers from the acquisition of Spontaneous Technology, Synchrologic and SSA during the first three quarters of fiscal 2004. The decrease in research and development spending as a percentage of revenue for the nine months ended April 30, 2004 resulted from an increase in our total revenue. Excluding the effects of stock compensation, absolute research and development expenses, and as a percentage of revenue, are expected to decrease slightly for the next quarter as compared with those for the third quarter of fiscal 2004, despite the inclusion of a full-quarter’s worth of SSA expenses, as a result of our recent restructuring of a number of engineering positions.

Sales and Marketing

	Three Months Ended April 30,			Nine Months Ended April 30,
	2004	Percent Change	2003	2004	Percent Change	2003
	(In thousands, except percentages)
Sales and marketing	$4,612	53.9%	$2,996	$11,463	37.5%	$8,334
As percentage of total revenue	41.9%		44.5%	39.5%		47.5%

Sales and marketing expenses consist primarily of salaries, commissions, promotional expenses and other costs relating to sales and marketing employees, as well as to technical support personnel associated with pre-sales activities such as building brand awareness, performing product and technical presentations and answering customers’ product and service inquiries. Sales and marketing expenses increased year-over-year in absolute dollars as a result of establishing strategic relationships with our existing and prospective enterprise customers, as well as increasing marketing program spending to support increased revenue activities driven by our recent acquisitions. We have also acquired 22 new sales and marketing employees from Synchrologic during the second quarter of fiscal 2004 and 11 from SSA. Sales and marketing expenses decreased as a percentage of revenue due to an increase in our total revenue. Excluding the effects of stock compensation, absolute sales and marketing expenses, as well as sales and marketing expenses as a percentage of revenue, are expected to increase for the next quarter as compared with those for the third quarter of fiscal 2004 due to the full-quarter impact of various expenses associated with the workforce acquired from SSA, as well as increase in variable costs associated with the anticipated increase in revenues. In addition, we intend to increase awareness and market presence of our existing and new products, services or technology over time, which may require us to substantially increase the amount we spend on sales and marketing in future periods. We expect that these expenses will continue to increase as we grow.

General and Administrative.

	Three Months Ended April 30,			Nine Months Ended April 30,
	2004	Percent Change	2003	2004	Percent Change	2003
	(In thousands, except percentages)
General and administrative	$1,582	(0.3)%	$1,587	$5,894	47.9%	$3,986
As percentage of total revenue	14.4%		23.6%	20.3%		22.7%

General and administrative expenses consist primarily of salaries and other costs relating to administrative, executive and financial personnel and outside professional fees. The major factors for the increase in general and administrative spending in absolute dollars for the nine months ended April 30, 2004 include an increase of $1,101,000 in outside services brought about primarily by legal costs associated with our patent infringement lawsuits, net of $424,000 legal costs recorded within “Litigation Settlement Gain, Net” in the condensed consolidated statement of operations, and an increase of $385,000 in personnel-related costs as a result primarily of recent acquisitions of Synchrologic and SSA. General and administrative expenses decreased as a percentage of revenue due to an increase in our total revenue. We expect to incur minimal legal charges in the next quarter of fiscal 2004 and, as a result, general and administrative expenses, excluding the effects of stock compensation, are expected to decrease slightly for the next quarter as compared with the prior quarter’s general and administrative expenses, despite the inclusion of a full-quarter’s worth of SSA expenses.

Depending on the degree of the fluctuation of our stock price in the future, we may incur a significant variable accounting charge or a recovery of charges from prior quarters associated with certain employee stock options. The charge or the recovery may increase or decrease our total general and administrative costs in the next few quarters. The charge or the recovery may also further increase or offset our expected total cost of revenue, research and development and sales and marketing costs in the near future.

Amortization of Other Intangibles

	Three Months Ended April 30,			Nine Months Ended April 30,
	2004	Percent Change	2003	2004	Percent Change	2003
	(In thousands, except percentages)
Amortization of other intangibles	$679	3473.4%	$19	$1,003	5178.9%	$19
As percentage of total revenue	6.2%		0.3%	3.5%		0.1%

The increase in the amortization of other intangibles was primarily due to the impact of recently acquired intangibles from Starfish, Loudfire, Spontaneous Technology, Synchrologic and SSA. Based on acquisitions completed as of April 30, 2004, we expect the future amortization expense of other intangible assets is as follows (in thousands):

Three months ending July 31, 2004	$910
Fiscal year ending July 31,
2005	3,553
2006	3,155
2007	2,728
2008	1,492
2009	750
Thereafter	1,655

$14,243

We expect that we may acquire additional intangibles associated with any acquisitions we may complete in the future. As a result, we may further increase our amortization expense of other intangibles.

In-Process Research and Development.

	Three Months Ended April 30,			Nine Months Ended April 30,
	2004	Percent Change	2003	2004	Percent Change	2003
	(In thousands, except percentages)
In-process research and development	$775	90.9%	$406	$3,667	803.2%	$406
As percentage of total revenue	7.0%		6.0%	12.6%		2.3%

The purchase price of each of our recent acquisitions (Synchrologic, Spontaneous Technology and SSA) was assigned to the fair value of the assets acquired, including the in-process research and development. As of the respective acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use. Accordingly, we expensed the in-process research and development of $2,423,000, $469,000 and $775,000 at the date of the acquisition of Synchrologic, Spontaneous Technology and SSA, respectively.

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

The key assumptions underlying the valuation of acquired in-process research and development from are as follows (in thousands):

Synchrologic

Project names: Version upgrade of Data Sync, File Sync, E-mail accelerator and Systems Management products

Percent completed as of acquisition date: 60%-70%

Estimated costs to complete technology at acquisition date: $3,000,000

Risk-adjusted discount rate: 22%

First period expected revenue: calendar year 2004

Spontaneous Technology

Project names: Version upgrade of Spontaneous Technology’s secure Virtual Private Network (sVPN)

Percent completed as of acquisition date: 60%

Estimated costs to complete technology at acquisition date: $125,000

Risk-adjusted discount rate: 22%

First period expected revenue: calendar year 2004

Search Software America

Project names: SSA-NAME3 Version 3.0 and IDS Version 3.0

Percent completed as of acquisition date: 10%

Estimated costs to complete technology at acquisition date: $600,000

Risk-adjusted discount rate: 25%

First period expected revenue: June 2005

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

Subsequent to the acquisition of Synchrologic, Spontaneous Technology and SSA, there have been no significant developments related to the current status of the acquired in-process research and development projects that would result in material changes to the assumptions.

Severance, Facilities Exit Costs and Other Charges.

	Three Months Ended April 30,			Nine Months Ended April 30,
	2004	Percent Change	2003	2004	Percent Change	2003
	(In thousands, except percentages)
Severance, facilities exit costs and other charges	$253	N/A	$—	$929	N/A	$—
As percentage of total revenue	2.3%		—%	3.2%		—%

•	Severance, Facilities Exit Costs and Restructuring Accrual. During the third quarter of fiscal 2004, we implemented a reduction in workforce affecting 17 employees in various business functions (9 in research and development and 8 in sales and marketing). As of April 30, 2004, the number of our worldwide full-time equivalent employees amounted to 266. The program was completed by the end of April 2004, and the associated severance costs incurred were approximately $253,000, $32,000 of which remained unused as of April 30, 2004 and will be paid by end of June 2004.

During the second quarter of fiscal 2004, we recorded facilities exit costs of $600,000 for vacating our remaining office space in Santa Cruz, California and a floor of our office facility in San Jose, California. Inherent in the estimation of the costs related to our restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. In determining the excess facilities exit costs, we were required to estimate future sublease income, negotiated lease settlement costs, future net operating expenses of the facilities, and brokerage commissions, among other expenses. These estimates, along with other estimates made by management in connection with restructuring, may vary significantly depending, in part, on factors that may be beyond our control. Specifically, these estimates will depend on our success in negotiating with lessors, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Adjustments to the reserve for the consolidation of excess facilities will be required if actual lease exit costs or sublease income differ from amounts currently expected.

The following table sets forth the activities in the restructuring accrual account for the nine months ended April 30, 2004 (in thousands):

	Workforce Reduction	Consolidation of Excess Facilities	Total
Balance at July 31, 2003	$—	$1,766	$1,766
Cash payments	—	(382)	(382)

Balance at October 31, 2003	$—	$1,384	$1,384

Restructuring provision	—	600	600
Cash payments	—	(330)	(330)

Balance at January 31, 2004	$—	$1,654	$1,654

Restructuring provision	253	—	253
Cash payments	(221)	(320)	(541)

Balance at April 30, 2004	$32	$1,334	$1,366

The remaining unpaid amount as of April 30, 2004 of $1,334,000 related to the net lease expense due to the consolidation of excess facilities, will be paid over the respective lease terms through June 2006 using cash from operations.

The current and long-term portions of the restructuring accrual of $972,000 and $394,000 are classified as “Accrued Liabilities” and “Other Liabilities,” respectively, in the condensed consolidated balance sheet as of April 30, 2004.

We continually evaluate the balance of the restructuring reserve it records in prior periods based on the remaining estimated amounts to be paid. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

We believe that the above restructurings have contributed towards the improvement in our gross and operating income during fiscal 2003 and the first three quarters of fiscal 2004. We expect the cost savings brought about by these restructurings to continue for the remainder of fiscal 2004.

•	Other Charges. During the first quarter of fiscal 2004, we incurred residual costs of approximately $76,000 for operating expenses, mainly legal and accounting, relating to an acquisition that we ceased pursuing.

Interest Income

	Three Months Ended April 30,			Nine Months Ended April 30,
	2004	Percent Change	2003	2004	Percent Change	2003
	(In thousands, except percentages)
Interest income	$171	1.8%	$168	$410	(36.4)%	$645
As percentage of total revenue	1.6%		2.5%	1.4%		3.7%

Interest income represents interest earned on cash and short-term investments and realized gains on miscellaneous investments. The decrease in net interest income for the nine months ended April 30, 2004 was due to lower rate of interest on reduced balances of cash and investments, particularly during the first two quarters of fiscal 2004. We expect to earn approximately $200,000 of interest during the fourth quarter of fiscal 2004.

Interest Expense

	Three Months Ended April 30,			Nine Months Ended April 30,
	2004	Percent Change	2003	2004	Percent Change	2003
	(In thousands, except percentages)
Interest expense	$(99)	N/A	$—	$(99)	(1137.5)%	$(8)
As percentage of total revenue	(0.9)%		—%	(0.3)%		(0.1)%

Other expense in the third quarter of fiscal 2004 resulted from approximately $99,000 of interest charge associated with the convertible senior notes we issued in March 2004. We expect to record approximately $140,000 of interest expense for the fourth quarter of fiscal 2004 based on current interest rate on the senior notes.

Other, Net

	Three Months Ended April 30,			Nine Months Ended April 30,
	2004	Percent Change	2003	2004	Percent Change	2003
	(In thousands, except percentages)
Other, net	$(99)	N/A	$—	$(86)	(17.8)%	$(73)
As percentage of total revenue	(0.9)%		—%	(0.3)%		(0.4)%

Other, net, represents miscellaneous bank fees and charges, as well as amortization of debt issuance costs. Other, net, in the third quarter of fiscal 2004 reflects $96,000 of debt issuance costs amortization expense associated with the convertible senior notes we issued in March 2004. We expect to incur approximately $160,000 of bank fees, amortization of debt issuance costs and other charges for the fourth quarter of fiscal 2004.

Litigation Settlement Gain, Net

	Three Months Ended April 30,			Nine Months Ended April 30,
	2004	Percent Change	2003	2004	Percent Change	2003
	(In thousands, except percentages)
Litigation settlement gain, net	$1,576	N/A	$—	$1,576	N/A	$—
As percentage of total revenue	14.3%		—%	5.4%		—%

The gain of $1,576,000, net of $424,000 related expenses incurred, in the third quarter of fiscal 2004 resulted from the recent settlement of litigation against Extended Systems.

Provision for Income Taxes

	Three Months Ended April 30,			Nine Months Ended April 30,
	2004	Percent Change	2003	2004	Percent Change	2003
	(In thousands, except percentages)
Provision for income taxes	$(117)	160.0%	$(45)	$(260)	14.5%	$(227)
As percentage of total revenue	(1.1)%		(0.7)%	(0.9)%		(1.3)%

The provision for income taxes primarily represents foreign withholding taxes on royalties earned from certain foreign customers and, to a lesser extent, estimated taxes for foreign subsidiaries. The increase in the provision for income taxes for the three and nine months ended April 30, 2004 was due to increase in royalty revenue received from international OEM customers. We expect to record approximately $150,000 of provision for income taxes in the fourth quarter of fiscal 2004.

Recently Issued Accounting Pronouncement

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. In December 2003, the FASB released a revised version of FIN No. 46 (referred to as FIN 46R) clarifying certain aspects of FIN No. 46 and providing certain entities with exemptions from the requirements of FIN No. 46. FIN 46R requires the application of either FIN No. 46 or FIN 46R to all Special Purpose Entities (SPEs) created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. All entities created after January 31, 2003 were already required to be analyzed under FIN No. 46, and they must continue to do so, unless FIN 46R is adopted early. FIN 46R will be applicable to all non-SPEs created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of FIN 46-R during the fiscal third quarter ended April 30, 2004 did not have a material impact our consolidated financial position, results of operations and cash flows.

Other-Than-Temporary Impairment

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF No. 03-01 is effective for fiscal years beginning after June 15, 2004, while the disclosure requirements are effective for fiscal years ending after June 15, 2004. We do not believe that the adoption will have a material effect on our financial position or results of operations.

Earnings Per Share

In April 2004, the EITF issued Statement No. 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share.” EITF No. 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF No. 03-06 is effective for fiscal periods beginning after March 31, 2004. We are currently assessing the impact of the adoption of this statement on our financial position and results of operations.

Liquidity and Capital Resources

In March 2004, we completed our offering of $60,000,000 aggregate principal amount of convertible senior notes due March 2009, through an offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. Proceeds of approximately $57,100,000, net of the initial purchasers’ discounts and commissions and estimated offering costs, were received in March 2004. Refer to the discussion under the caption “Commitments” set forth below for more information on the convertible senior notes.

Cash Flows

	Nine Months Ended April 30,
	2004	2003
Net cash provided by (used in):
Operating activities	$(7,738)	$(3,376)
Investing activities	(41,916)	4,692
Financing activities	57,536	(599)

Net increase (decrease) in cash and cash equivalents	$7,882	$717

We invest excess cash predominantly in fixed income securities that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than two years with the intent to make such funds readily available for operating purposes, if needed. We ended the third quarter of fiscal 2004 with $54,775,000 in cash, cash equivalents and short-term investments. Cash and cash equivalents increased by $7,882,000 or 102% during the first three quarters of fiscal 2004 to $15,724,000 at April 30, 2004. Short-term investments increased by $19,734,000 or 102% to $39,051,000 during the same period. In addition, at April 30, 2004, we have a total of $4,162,000 restricted cash that is pledged as collateral for certain stand-by letters of credit issued by certain financial institutions and collateral to match any unfavorable mark-to-market exposure on an interest swap agreement. Refer to the discussion under the caption “Restricted Cash” set forth below for more information

Net cash used in operating activities during the first three quarters of fiscal 2004 was $7,738,000 of net loss as adjusted for certain non-cash items, including purchased in-process research and development, provision for doubtful accounts, inventory reserves, depreciation and amortization, stock compensation and other non-cash items, and the effect of changes in working capital and other activities. Working capital changes included an increase in accounts receivable balances of approximately $1,631,000 reflecting increases in accounts receivable as a result of both an increase in revenue and acquisitions during the first three quarters of fiscal 2004. Accounts payable and accrued liabilities also decreased by approximately $5,370,000 due to timing of payments particularly of litigation costs and other expenses associated with recent acquisitions. Net cash used in operating activities during the first three quarters of fiscal 2003 was $3,376,000 of net loss as adjusted for certain non-cash items and the effect of changes in working capital and other activities.

The net cash flows used in investing activities during the first three quarters of fiscal 2004 and 2003 were due primarily to cash movement between investments and cash and cash equivalents, acquisitions and, in fiscal 2004, increase in restricted cash. During the third quarter of fiscal 2004, we paid $20,525,000, net of cash acquired, for the acquisition of SSA and posted approximately $3,765,000 of collateral under an interest rate swap agreement. During the same period in fiscal 2003, we used $1,328,000, net of cash acquired, for our purchase of Starfish Software, Inc. Purchases of property and equipment totaled $441,000 and $256,000 during the first three quarters of fiscal 2004 and 2003, respectively, and related mainly to purchases of computer equipment and software.

The net cash flows provided by financing activities during the first three quarters of fiscal 2004 and 2003 were due primarily to proceeds from stock option exercises and, in fiscal 2004, from our recent senior notes offering totaling approximately $57,100,000, net of debt issuance costs. Proceeds from stock option exercises totaled $1,886,000 and $1,071,000 during the first three quarters of 2004 and 2003, respectively. Our future cash flows from stock options are difficult to project as such amounts are a function of our stock price, the number of options outstanding, and the decisions by employees to exercise stock options. In general, we expect proceeds from stock option exercises to increase during periods in which our stock price has increased relative to historical levels. The cash flows provided by financing activities were slightly offset, in the first three quarters of fiscal 2004, by repayment on outstanding balance under a bank credit facility agreement acquired from Synchrologic and, in the same period in fiscal 2003, by $2,000,000 repayment on borrowings from a line of credit that expired in September 2002.

Acquisitions

On September 17, 2003, we consummated the acquisition of Spontaneous Technology, Inc. and issued a total of 869,259 shares of our common stock valued at approximately $2,999,000 under the terms of the acquisition agreement. There are 224,417 additional shares held in escrow that are contingently issuable upon satisfaction of a pre-acquisition clause. Additionally, depending upon our revenues associated with sales of our products including certain technology of Spontaneous Technology during the period ending September 30, 2004, we may be required to pay Spontaneous Technology additional consideration of up to $7,000,000 in shares of our common stock.

On December 29, 2003, we completed our acquisition of all of the issued and outstanding stock of Synchrologic, Inc. The Agreement and Plan of Merger also provided for the dismissal of the outstanding litigation against Synchrologic with prejudice as of September 17, 2003, thereby permanently ending this specific suit. In the merger, all outstanding shares of Synchrologic common stock and preferred stock were converted into the right to receive a total of 15,130,171 shares of our common stock valued at approximately $62,125,000. In addition, all outstanding options to purchase Synchrologic common stock were converted into options to purchase a total of 1,018,952 shares of our common stock and were valued at approximately $4,123,000.

On March 16, 2004, we completed our acquisition of all of the issued and outstanding stock of Search Software America (SSA) and paid cash of $22,635,000, including a preliminary working capital adjustment, under the terms of the purchase agreement. Tangible assets acquired from SSA includes cash of $2,146,000.

For the next few quarters, we believe the acquisition of Spontaneous Technology, Synchrologic and SSA, may bring modest improvement in our cash flows from operating activities with the realization of synergistic benefits and revenue opportunities.

Litigation Settlement with Extended Systems

On March 4, 2004, we announced our mutual agreement with Extended Systems, Inc. to settle our patent infringement lawsuit we initiated in April 2002 against Extended Systems. In the agreement, we agreed with Extended Systems to settle all claims and terminate litigation proceedings immediately.

Under the settlement agreement, Extended Systems made a one-time payment of $2,000,000 and received a license to certain Intellisync patents, which Extended Systems acknowledges are valid. We agreed that there will be no further patent litigation actions between us and Extended Systems for a period of five years and that we would release all Extended Systems customers from any claims of infringement relating to their purchase and future use of Extended Systems products.

Commitments

Capital Lease. During the first quarter of fiscal 2004, we entered into a capital lease agreement for a phone system, which expires in February 2008. Assets and future obligations related to the capital lease are included in the accompanying condensed consolidated balance sheet as of April 30, 2004 in property and equipment and liabilities, respectively. Current and long-term portions of the capital lease amounted to $55,000 and $158,000, respectively, at April 30, 2004. Depreciation of assets held under the capital lease is included in depreciation and amortization expense.

Operating Leases. We lease our facilities under operating leases that expire at various dates through June 2006. The leases provide for escalating lease payments

3% Convertible Senior Notes. During the third quarter of fiscal 2004, we completed the offering of $60,000,000 of convertible senior notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The notes are senior unsecured obligations of Intellisync and rank junior to any future secured debt, on a parity with all of our other existing and future senior unsecured debt and prior to any existing or future subordinated debt. As of April 30, 2004, we had no senior or subordinated debt, except for ordinary course trade payables. We may not redeem any of the notes prior to their maturity. Holders, however, may require us to repurchase the notes upon some types of change in control transactions. The notes will mature on March 1, 2009 unless earlier converted or redeemed. We are not subject to any financial covenants under the indenture and not restricted from paying dividends, incurring debt, or issuing or repurchasing our securities. The notes are convertible into shares of our common stock at any time prior to the close of business on the final maturity date of the notes, subject to prior redemption of the notes. The initial conversion rate is 250.0000 shares per each $1,000 principal amount of notes which represents an initial conversion price of $4.00 per share. The conversion rate is subject to adjustment for certain events, including the payment of dividends, and other events specified in the indenture. The notes bear interest at a rate of 3% per annum. Interest on the notes will be paid on March 1 and on September 1 of each year. The first payment will be made on September 1, 2004. All costs and expenses incurred with the issuance of the offering have been capitalized within “Other Assets” and amortized over five years, the life of the respective debt. Such costs amounted to approximately $2,786,000, net of accumulated amortization of $96,000, as of April 30, 2004.

Proceeds of approximately $57,100,000, net of the initial purchasers’ discounts and commissions and estimated offering costs, were received from the offering in March 2004. A portion of the net proceeds of the offering were used to complete the acquisition of Search Software America. We intend to use the balance of the net proceeds to fund possible investments in, or acquisitions of, complementary businesses, products or technologies or establishing joint ventures and for general corporate purposes and working capital requirements. We invested the net proceeds from this offering, pending their ultimate use, in short-term, interest-bearing, investment grade securities.

Interest Rate Swap. During the third quarter of fiscal 2004, we entered into two interest rate swap agreements with a financial institution on a total notional amount of $60,000,000, whereby we receive fixed-rate interest of 3% in exchange for variable interest payments. The interest rate swaps expire upon the maturity of our $60,000,000, 3% convertible senior notes in March 2009, and effectively converts those fixed-rate notes into variable-rate borrowings.

The interest rate is reset semi-annually and is equal to the 6-month LIBOR rate minus a rate spread. The total variable interest rate was approximately 0.94% at April 30, 2004, resulting in interest expense savings relative to fixed rates of approximately $96,000 for the three and nine months then ended. Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, this arrangement has been designated and qualifies as an effective fair value hedge of interest rate risk related to the $60,000,000 convertible senior notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying value of the hedged debt, and result in no net earnings impact. As of April 30, 2004, the fair value of the interest rate swap was approximately $1,846,000 and recorded in “Other Liabilities” with an equal adjustment recorded to the carrying value of the $60,000,000 convertible senior notes.

The following table summarizes our material obligations and commitments to make future payments, for which we anticipate using cash from operations, under certain contracts, including long-term debt obligations and operating leases as of April 30, 2004 (in thousands):

	Total	Three months ending July 31, 2004	Fiscal year ending July 31,
			2005	2006	2007	2008	2009
3% convertible senior notes(1)	$60,000	$—	$—	$—	$—	$—	$60,000

Capital lease obligation	222	28	55	55	55	29	—

Operating leases:
Operating leases	6,562	1,027	3,343	1,966	156	67	3
Proceeds from subleases	(675)	(155)	(502)	(18)	—	—	—

Net operating leases	5,887	872	2,841	1,948	156	67	3

Total	$66,109	$900	$2,896	$2,003	$211	$96	$60,003

(1)	Interest on the senior notes is payable in cash on March 1 and September 1 of each year. The senior notes mature on March 1, 2009.

Capital Expenditures

We expect total capital expenditures for the remainder of fiscal 2004 to range between $100,000 and $200,000, principally for computers and other various system upgrades.

Restricted Cash

We have three letters of credit that collateralize certain operating lease obligations and total approximately $397,000 and $408,000 at April 30, 2004 and July 31, 2003, respectively. We collateralize these letters of credit with cash deposits made with three of our financial institutions and have classified the short-term and the long-term portions of approximately $101,000 and $296,000 at April 30, 2004, and $112,000 and $296,000 at July 31, 2003 as “Other Current Assets” and “Restricted Cash,” respectively, in the consolidated balance sheets. The long-term portion expires through June 2006. The holders of the letters of credit are able to draw on each respective letter of credit in the event that we are found to be in default of our obligations under each of our operating leases.

Under the terms of the interest rate swap agreement into which we entered during the third quarter of fiscal 2004, we must provide collateral to match any unfavorable mark-to-market exposure (fair value) on the swap. The amount of collateral required totals a minimum of $1,800,000 plus an amount equal to the unfavorable mark-to-market exposure on the swap. Generally, the required collateral will rise as interest rates rise. As of April 30, 2004, we have posted approximately $3,765,000 of collateral under this swap agreement which is included in “Restricted Cash” in our consolidated balance sheet.

We believe that our current cash, cash equivalents and short-term investment balances, including the net proceeds from convertible senior notes offering and cash generated from operations, if any, will be sufficient to meet our working capital and other cash requirements for at least the next 12 months. Beyond the next 12 months, we expect our cash flow from operations and the remaining proceeds from convertible senior notes to remain sufficient to fund any ongoing investments in capital equipment and interest payments on our notes. There are no arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital.

We believe that the most strategic uses of our cash resources include strategic investments to gain access to new technologies, acquisitions, financing activities, and working capital. Therefore, from time-to-time, we may consider additional acquisitions and a wide range of other business opportunities. Some of them may be unrelated to our current business activities and could require additional capital. To the extent that our current cash, cash equivalents and short-term investment balances and cash flow from operations are insufficient to fund any new acquisition, business opportunity or venture, as well as to fund future operating requirements, we may seek to raise cash through further issuance of debt or equity securities. There can be no assurance that such financing would be available to us at all, or on terms favorable to us.

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

We have not been profitable since fiscal 1998. Although we have reported sequential revenue growth since the fiscal quarter ended October 31, 2002, we cannot be certain that this growth will continue at the same rate, or that our revenues will not decline in the future. We experienced losses of $2.2 million and $7.7 million for the three and nine months ended April 30, 2004, respectively, and $7.7 million and $34.5 million for fiscal 2003 and 2002, respectively. At April 30, 2004, we had an accumulated deficit of $129.4 million. To become profitable and sustain profitability, we will need to generate additional revenues to offset our expenses. We may not achieve or sustain revenue growth and our losses may continue or increase in the future. The synchronization market is new and evolving, and as a result we cannot accurately predict either the future growth rate, if any, or the ultimate size of the market for our products and services. Because our operating expenses are relatively fixed in the short term, any shortfalls in revenues would materially affect our results of operations.

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

Our quarterly revenues and operating results are difficult to predict and have and may in the future fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control. These factors include, but are not limited to:

•	the recent decline in the market for traditional personal digital assistants;

•	our ability to realize our goals with respect to recent and potential future acquisitions;

•	our need and ability to generate and manage growth;

•	market acceptance of products in which our software is integrated by original equipment manufacturers (OEMs);

•	growth in the market for enterprise synchronization applications and our ability to successfully address this market;

•	rapid evolution of technology;

•	our evolving business model;

•	litigation-related expenses;

•	our reliance on international sales and growth;

•	our ability to penetrate the European market;

•	fluctuations in gross margins;

•	the seasonal nature of the market for our products;

•	changes in the market for synchronization;

•	introduction of new products and services by us or our competitors;

•	changes in our mix of sources of revenues;

•	entrenched and substantial competition; and

•	continued difficult political and economic conditions.

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

We have recently made substantial investments to develop and offer an expanded range of enterprise synchronization applications, including our acquisition of Synchrologic and Search Software America. Enterprise application revenues represented 40% and 30% of our total revenue in the three and nine months ended April 30, 2004, and our operating plans assume revenue growth from this market. Enterprise sales present a variety of challenges that are different from those inherent in our historical licensing and consumer business model, and we have limited experience addressing these challenges. For example, enterprise sales typically involve large up-front license fees, which can result in lengthy sales cycles and uncertainties as to the timing of sales driven by customers’ budgetary processes. As a result, we generally have less visibility into future enterprise sales than is typically the case in our royalty-based technology licensing business. In addition, while enterprise sales generally result in ongoing maintenance revenues and may lead to follow-on purchases or upgrades, we are typically dependent on sales to new customers for the majority of our enterprise revenues in a given quarter. If our product and service offerings fail to achieve market acceptance, or if enterprise sales fail to meet our expectations in a particular quarter, our revenues and operating results may be materially and adversely affected.

Our revenues from consumer sales are subject to risks associated with the declining PDA market and reliance on sales distribution channels.

While the market for smartphones and other wireless mobile devices has experienced growth recently, the market for traditional PDAs (personal digital assistants) has declined. In addition, Sony Corporation recently announced its departure from the US PDA market, dropping development of its CLIE product line in the United States for the foreseeable future. The decline in traditional PDA sales had a direct impact on sales of our Intellisync products through the consumer and online channels, where sales of our synchronization software typically occur at the same time a PDA is purchased, or shortly thereafter. The increase in demand for smartphones and other such devices may not offset the decline in traditional PDA sales. Our consumer sales are also dependent upon distribution and marketing channels outside our control. Ingram Micro US is our largest distributor and accounted for 3% and 7% of our total revenue during the three and nine months ended April 30, 2004, respectively, and 10% and 17% of our total revenue during fiscal 2003 and 2002, respectively. There are also a significant number of our customers that purchase our products and services through other resellers, and we anticipate they will continue to do so as we expand our product offerings. Our sales, therefore, could also be negatively affected by disruptions in our relationships with resellers or disruptions in the relationships between our resellers and customers. Resellers may also choose not to emphasize our products to their customers. If we are unable to offset declining revenues from PDA-related software, or if we experience disruption in, or reduced selling efforts from, our distribution channels, our revenues derived from consumer sales would be adversely affected.

Our recent and any potential acquisitions could require significant management attention and prove difficult to integrate with our business, which could distract our management, disrupt our business, dilute stockholder value and adversely affect our operating results.

As part of our strategy, we intend to continue to make investments in complementary companies, products or technologies. We recently acquired Starfish Software, Inc. (in March 2003), Spontaneous Technology, Inc. (in September 2003), Synchrologic, Inc. (in December 2003), Search Software America (in March 2004), and substantially all of the assets of Loudfire, Inc. (in July 2003). We are also in preliminary discussions to purchase another company that provides synchronization connectivity products and services. We may not realize benefits from any of these acquisitions, or from any acquisition we may make in the future. If we fail to integrate successfully our past and future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. If our customers are uncertain about our ability to operate on a combined basis, they could delay or cancel orders for our products. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.

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

We established engineering facilities in Sofia, Bulgaria and in the future we may further expand our engineering or sales operations to other geographic areas within the United States and internationally. Our expansion may cause us to incur various costs and expenses, and may place a significant strain upon our operating and financial systems and resources that could materially adversely affect our financial results following such an expansion. We also face significant business risks related to the difficulty in assimilating new operations and the diversion of management’s attention from other business. Additionally, if we fail to align employee skills and populations with revenue and market requirements, it may have a material adverse impact on our business and operating results. Moreover, these newly established operations may not contribute significantly to our sales or earnings.

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

The market for our products and services is characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions. The traditional personal digital assistant market, appears to be declining and may continue to do so, just as sales in competing markets, such as smartphones and other multi-function mobile phones may be increasing. Our future success will depend to a substantial degree on our ability to offer products and services that adapt to these changing markets, incorporate leading technology, address the increasingly sophisticated and varied needs of our current and prospective customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. Our rapidly evolving market makes it more likely that:

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

Our market contains few substantial barriers to entry. We believe we will face additional competition from existing competitors and new market entrants in the future. We currently face direct competition with respect to our Intellisync Handheld Edition, Intellisync Handheld Edition for Enterprise (formerly Enterprise Intellisync), Intellisync Mobile Suite (formerly Synchrologic Mobile Suite), Intellisync Mobile Suite, Intellisync goAnywhere, Intellisync MobileApp Designer (formerly Satellite Forms), Intellisync Phone Edition, Intellisync SyncML Server (formerly TrueSync), Intellisync VPN products and SSA products. Intellisync consumer and enterprise products face competition from Sybase Inc.’s iAnywhere, Chapura, Inc.’s Pocket Mirror, CommonTime’s Cadenza mNotes, Extended Systems, Inc.’s OneBridge Mobile Groupware, IBM Corporation’s Lotus Software EasySync Pro, Microsoft, Inc’s ActiveSync, Palm Desktop from Palm and others. Intellisync Mobile App Designer faces competition from Adobe Systems, Inc., Aligo, Inc., AppForge, Inc., Covigo, Inc., iConverse, Inc., Metrowerks Code Warrior, mPortal, Inc., Pencel Corporation, Pendragon Software Corporation, Penright Corporation’s MobileBuilder and others. Our server based Intellisync Mobile Suite software faces competition from Aether Systems, CommonTime, Extended Systems, FusionOne, Inc., InfoSpace, Inc., Infowave Software, JP Mobile, Inc., Microsoft, Openwave, Inc., Sybase, Inc., Wireless Knowledge, Inc., XcelleNet, Inc. and others. Intellisync goAnywhere technology competes with offerings from Symantec Corporation (pcAnywhere) and Expertcity, Inc. (GoToMyPC) and others. Intellisync SyncML Server and Intellisync VPN face competition from Visto Corporation, Seven Networks, Inc. and others. Our Intellisync Phone Edition software faces competition from FutureDial, Inc.’s SnapSync, Susteen, Inc.’s DataPilot and others. Competitors for our SSA products include Language Analysis Systems, Trillium Software, Firstlogic, Group1, Ascential, Dataflux, Intelligent Search Technology and others.

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

As of April 30, 2004, our goodwill, developed technology and other intangibles amounted to $96,716,000, net of accumulated amortization. We ceased to amortize our existing goodwill upon our adoption of SFAS No. 142 in the beginning of fiscal 2003. We will amortize approximately $2,067,000, $8,091,000, $7,460,000, $6,821,000, $3,377,000 and $3,675,000 of developed technology and other intangibles in the remainder of fiscal 2004, fiscal 2005, 2006, 2007, 2008 and thereafter, respectively (including amortization resulting from our acquisition of Search Software America). We expect, however, that amortization expense may increase significantly as a result of any future acquisitions. To the extent we do not generate sufficient cash flows to recover the net amount of any investment in goodwill and other intangibles recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other intangible assets as a result of any future acquisitions we may complete. Future amortization of such other intangible assets or impairments, if any, of goodwill would adversely affect our results of operations in any given period.

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

We have been and may in the future be involved in litigation that could result in significant costs to us.

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

International revenue, primarily from customers based in Japan and Europe, accounted for 30% and 34% of our revenue for the three and nine months ended April 30, 2004, respectively, and 36% and 35% of our revenue in fiscal 2003 and 2002, respectively. The increase in our international revenues from the first three quarters of fiscal 2003 to the same period in fiscal 2004 accounted for 31% of our total revenue increase for the first three quarters of fiscal 2004. In the future, we may further expand our international presence. As we continue to expand internationally, we are increasingly subject to risks of doing business internationally, including:

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

To date, the majority of our customers have paid for our products and services in United States dollars. For the first three quarters of fiscal 2004 and for fiscal years 2003 and 2002, costs denominated in foreign currencies were nominal and we had minimal foreign currency losses during those periods. However, we believe that in the future an increasing portion of our costs will be denominated in foreign currencies as we increase operations in Europe and open offices in other countries. We currently do not engage in foreign exchange hedging activities and, although we have not yet experienced any material losses due to foreign currency fluctuation, a small portion of our international revenues are currently subject to the risks of foreign currency fluctuations, and these risks will increase as our international revenues increase.

We are dependent upon engineers and other development partners located in other countries.

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

If our current stockholders sell substantial amounts of common stock in the public market, the market price of our common stock could fall. In addition, these sales of common stock could adversely affect the trading price of our recently issued convertible senior notes and impede our ability to raise funds in the future at an advantageous price, or at all, through another sales of securities. We have recently issued shares of our common stock in connection with our acquisitions of the assets of Loudfire and Spontaneous Technology and Synchrologic.

As of April 30, 2004, we had approximately 65,331,930 shares of common stock outstanding. The total number of outstanding shares includes a total of approximately 6,665,000 shares of common stock issued in connection with our acquisitions that are subject to certain contractual restrictions. These restrictions expire, and the shares will become freely tradable, as follows:

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

Assuming that the maximum number of shares and options are issued and registered by us in connection with all of our recent acquisitions and assuming that all shares subject to vested options to purchase common stock under our stock plans are issued, additional shares of our common stock could become issued or issuable and freely tradeable in the public market through approximately April 30, 2005, as follows:

•	approximately 140,000 shares of our common stock that may be issued in August 2004 and February 2005 under our employee stock purchase plan;

•	up to $3,500,000 worth of our common stock that may be issued in July 2004 if certain earn-out conditions in our acquisition of Loudfire are achieved;

•	up to 2,093,928 shares of our common stock that may be issued in October 2005 if certain earn-out conditions in our acquisition of Spontaneous Technology are achieved; and

•	3,866,622 shares issuable upon exercise of outstanding options that will be vested by April 30, 2005.

In addition, conversion of some or all of the $60,000,000 aggregate principal amount of convertible subordinated notes that we issued in March 2004 will dilute the ownership interests of investors. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices for our common stock.

We may incur substantial costs in order to comply with the requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 has introduced many new requirements applicable to us regarding corporate governance and financial reporting. Among many other requirements is the requirement under Section 404 of the Act for management to report on our internal controls over financial reporting and for our registered public accountant to attest to this report. We are required to comply with Section 404 effective the fiscal year ending July 31, 2005. We expect to devote substantial time and have incurred and may continue to incur substantial costs during the fiscal 2004 and 2005 to ensure compliance. There can be no assurance that we will be successful in complying with Section 404. Failure to do so could result in penalties and additional expenditures to meet the requirements which could affect the ability of our auditors to issue an unqualified report.

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

In addition, FASB recently issued a proposed statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting treatment for employee stock options and other share-based payment transactions. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses. If passed, the proposed statement and the change in accounting treatment could result in our reporting increased operating expenses, which would decrease any reported net income or increase any reported net loss, and could adversely affect the market price of our common stock.

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

The success of our business will continue to depend upon certain key technical and senior management personnel, including our president and chief executive officer, Woodson Hobbs; senior vice president of sales and marketing, Clyde Foster; vice president of finance and administration and chief accounting officer, J. Keith Kitchen; senior vice president of product research and development, Said Mohammadioun; and chief marketing officer, Robert Gerber. many of whom would be extremely difficult to replace. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our existing key managerial, technical, or sales and marketing personnel. The loss of these officers and other or key employees in the future might adversely affect our business and impede the achievement of our business objectives. We believe our ability to achieve increased revenues and to develop successful new products and product enhancements will depend in part upon our ability to attract and retain highly skilled sales and marketing and qualified product development personnel. In addition, competition for employees in our industry and geographic location could be intense. We may not be able to continue to attract and retain skilled and experienced personnel on acceptable terms. Our ability to hire and retain such personnel will depend in part upon our ability to raise capital or achieve increased revenue levels to fund the costs associated with such personnel. Failure to attract and retain key personnel will adversely affect our business.

We may have to expend substantial funds on sales and marketing in the future.

To increase awareness for our new and existing products, technology and services, we expect to spend significantly more on sales and marketing in the future. If our marketing strategy is unsuccessful, we may not be able to recover these expenses or even generate any revenues. We will be required to develop a marketing and sales campaign that will effectively demonstrate the advantages of our products, technology and services. We may also elect to enter into agreements or relationships with third parties regarding the promotion or marketing of our products, technology and services. There can be no assurance that we will be able to establish adequate sales and marketing capabilities, that we will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms, or that any third parties with whom we enter into such arrangements will be successful in marketing and promoting the products, technology and services offered by us.

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

Interest Rate Risk

At April 30, 2004, we had an investment portfolio of mostly fixed income securities, including those classified as cash equivalents and securities available-for-sale, of $50,723,000. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of April 30, 2004, the decline of the fair value of the portfolio would be immaterial. We attempt to mitigate risk by holding our fixed income investments until maturity to avoid recognizing an adverse impact in income or cash flows in the event of an increase in market interest rates, but an increase in our liquidity needs may require us to sell fixed-rate securities prior to maturity.

The table below presents the carrying value (which approximates fair value) and related weighted average coupon interest rates for our investment portfolio at April 30, 2004 (in thousands, except interest rates).

	Carrying Amount	Average Coupon Interest Rate
Cash equivalents	$11,671	0.8%
Securities with maturity:
Due within one year or less	7,370	2.9%
Due after one year through two years	7,090	2.7%
Annuities, auction rate preferred stock, auction rate receipts and other, with no maturity	24,592	1.4%

Total portfolio	$50,723	1.7%

Debt and Interest Expense. We recently incurred $60,000,000 of principal indebtedness from the issuance of convertible senior notes in March 2004. The fair market value of these 3% convertible senior notes is sensitive to changes in interest rates and to the prices of our common stock into which it can be converted as well as our financial stability. In order to manage interest costs and risk, we entered into an interest rate swap agreement during the third quarter of fiscal 2004 with a financial institution on a total notional amount of $60,000,000, whereby we receive fixed-rate interest of 3% in exchange for variable interest payments. The interest rate swap expires upon the maturity of our $60,000,000, 3% convertible senior notes in March 2009, and effectively converts those fixed-rate notes into variable-rate borrowings. The interest rate is reset semi-annually and is equal to the 6-month LIBOR rate minus a rate spread. The total variable interest rate was approximately 0.94% at April 30, 2004, resulting in interest expense savings relative to fixed rates of approximately $96,000 for the three and nine months then ended. Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, this arrangement has been designated and qualifies as an effective fair value hedge of interest rate risk related to the $60,000,000 convertible senior notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying value of the hedged debt, and result in no net earnings impact. As of April 30, 2004, the fair value of the interest rate swap was approximately $1,846,000 with an equal adjustment recorded to the carrying value of the $60,000,000 convertible senior notes. Assuming a one percentage point increase in the prevailing LIBOR rate, holding other terms of the swap constant, the fair value of the interest rate swap and the underlying senior notes would change by approximately $2,658,000.

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

INTELLISYNC CORPORATION

PART II - OTHER INFORMATION

Item 1. Legal proceedings

On March 4, 2004, we announced our mutual agreement with Extended Systems, Inc. to settle the patent infringement lawsuit we initiated in April 2002. In the agreement, we agreed with Extended Systems to settle all claims and terminate litigation proceedings immediately.

Under the settlement agreement, Extended Systems made a one-time payment of $2,000,000 and received a license to certain Intellisync patents, which Extended Systems acknowledges are valid. We agreed that there will be no further patent litigation actions between us and Extended Systems for a period of five years and that we would release all Extended Systems customers from any claims of infringement relating to their purchase and future use of Extended Systems products.

Item 2. Changes in securities and use of proceeds

3% Convertible Senior Notes Due 2009

In March 2003, we completed the offering of $60,000,000 aggregate principal amount of our 3% Convertible Senior Notes Due 2009 to qualified institutional buyers in reliance on Rule 144A under the Securities Act. Each sale of the convertible senior notes to qualified institutional buyers was exempt from registration in reliance on Section 4(2) under the Securities Act of 1933, as amended, as a transaction not involving a public offering. We subsequently filed with the SEC a registration statement with respect to resales of the convertible senior notes on June 3, 2004.

The notes are convertible into shares of our common stock at any time prior to the close of business on the final maturity date of the notes, subject to prior redemption of the notes. The initial conversion rate is 250.0000 shares per each $1,000 principal amount of notes which represents an initial conversion price of $4.00 per share. The conversion rate is subject to adjustment for certain events, including the payment of dividends, and other events specified in the indenture.

A portion of the net proceeds of the offering were used to complete the acquisition of Search Software America. We intend to use the balance of the net proceeds to fund possible investments in, or acquisitions of, complementary businesses, products or technologies or establishing joint ventures and for general corporate purposes and working capital requirements. We invested the net proceeds from this offering, pending their ultimate use, in short-term, interest-bearing, investment grade securities.

Item 3. Defaults upon senior securities – Not Applicable

Item 4. Submission of matters to a vote of security holders – Not Applicable

Item 5. Other information – Not Applicable

Item 6. Exhibits and reports on Form 8-K

(a)	Exhibits

2.1		Stock Purchase Agreement by and among Intellisync Corporation, Intellisync Australia Pty. Ltd., SPL WorldGroup, Inc., SPL WorldGroup B.V., SPL WorldGroup Holdings Pty. Ltd., SPL WorldGroup Software Inc., SPL WorldGroup Limited and Search Software America Pty. Ltd. dated February 24, 2004.

10.1	*	Settlement and License Agreement, dated March 4, 2004, by and between Intellisync Corporation and Extended Systems Incorporated

31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested for portions of this exhibit.

(b)	Reports on Form 8-K

We filed or furnished the following reports on Form 8-K during our third fiscal quarter ended April 30, 2004:

Report on Form 8-K dated February 18, 2004 reporting our name change from Pumatech, Inc. to Intellisync Corporation.

Report on Form 8-K dated February 24, 2004 reporting our financial results for the fiscal quarter ended January 31, 2004. **

Report on Form 8-K dated February 24, 2004 reporting our intent to offer a new issue of $50,000,000 aggregate principal amount of Convertible Senior Notes due 2009 (plus up to an additional $10,000,000 principal amount available for purchase by the initial purchasers) through an offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended.

Report on Form 8-K dated February 25, 2004 reporting our updated risk factors, as well as an update to the preliminary purchase price of the recently completed merger with Synchrologic, Inc.

Report on Form 8-K dated February 27, 2004 reporting the pricing of our offering of $50,000,000 aggregate principal amount of convertible senior notes due 2009 (plus up to an additional $10,000,000 principal amount available for purchase by the initial purchasers) through an offering to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended.

Report on Form 8-K dated March 4, 2004 reporting our issuance of a joint press release with Extended Systems, Inc. announcing that the two companies mutually agreed to settle the ongoing patent infringement lawsuit initiated by Intellisync in April 2002.

**	This furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTELLISYNC CORPORATION (Registrant)

Date: June 11, 2004	By:	/s/ J. KEITH KITCHEN
J. Keith Kitchen
Vice President of Finance and Administration and Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.

2.1	Stock Purchase Agreement by and among Intellisync Corporation, Intellisync Australia Pty. Ltd., SPL WorldGroup, Inc., SPL WorldGroup B.V., SPL WorldGroup Holdings Pty. Ltd., SPL WorldGroup Software Inc., SPL WorldGroup Limited and Search Software America Pty. Ltd. dated February 24, 2004.

10.1*	Settlement and License Agreement, dated March 4, 2004, by and between Intellisync Corporation and Extended Systems Incorporated

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested for portions of this exhibit.