Form 10-K
period 2004-07-31
INTELLISYNC CORP
filed 2004-10-14
CIK 1020716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _______________

Commission File Number 0-21709

INTELLISYNC CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0349154 (I.R.S. Employer Identification No.)

2550 North First Street, Suite 500 San Jose, California (Address of principal executive offices)	95131 (ZIP Code)

(408) 321-7650

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
Preferred Stock Purchase Rights
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $294,521,890 at January 31, 2004, the registrant’s most recently completed second fiscal quarter.

The number of the registrant’s $0.001 par value Common Stock outstanding as of September 15, 2004, was 65,783,251 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III

Certain sections of the proxy statement for registrant’s 2004 Annual Meeting of Stockholders tentatively scheduled for November 5, 2004 to be filed with the Commission pursuant to Registration 14A no later than 120 days after the end of the fiscal year ended July 31, 2004.

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

OVERVIEW

Intellisync Corporation develops, markets and supports desktop, enterprise and carrier-class software that enable consumers, business professionals and information technology professionals to extend the capabilities of enterprise groupware and vertical applications, handheld organizers/computers, Web-enabled mobile phones, pagers and other wireless or wireline personal communications platforms. Our products are designed to improve the productivity of business professionals who require access to essential, current information, anytime and anywhere.

Intellisync Corporation was incorporated in California on August 27, 1993 as Puma Technology, Inc. and was subsequently reincorporated in Delaware on November 27, 1996. We changed our corporate name from Pumatech, Inc. to Intellisync Corporation effective February 17, 2004. Our principal executive offices are located at 2550 North First Street, Suite 500, San Jose, California 95131, and our Web address is www.intellisync.com. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

We have organized our operations into a single operating segment encompassing the development, marketing and support of software and services that provide synchronization, wireless email, mobile application development, application/device management, real-time remote information access, secure VPN, and identity searching/ matching/screening capabilities. For further discussion of financial information related to our operating segment, as well as geographic areas, refer to note 16 to consolidated financials statements set forth in Part IV of this Annual Report on Form 10-K.

We license our software products directly to corporations, wireless carriers, original equipment manufacturers, or OEMs, and business development organizations worldwide. In addition, we sell our retail products through several distribution channels both in the United States and internationally, including major distributors, resellers, computer dealers, retailers and mail-order companies. Internationally, we are represented by over 120 distributors, resellers and retailers in North America, Europe, the Asia-Pacific region, South America and Africa.

AVAILABLE INFORMATION

All reports we filed electronically with the United States Securities and Exchange Commission, or the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and other information and amendments to those reports filed electronically (if applicable), are accessible at no cost on our Web site at www.intellisync.com. They are also available by contacting our Investor Relations at invrel@intellisync.com or 408-321-7650. These filings are also accessible on the SEC’s Web site at www.sec.gov. The public may read and copy any materials we filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information for the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We have adopted an ethics policy for all of our employees, as well as a code of ethics for our principal officers and financial professionals. Copies of the ethics policy and code of ethics are also available on our Web site.

Our Web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K or our other filings with the SEC.

INDUSTRY BACKGROUND

In recent years, significant advancements in miniaturization, visual displays, long-life batteries and portable communications have led to the introduction of many innovative mobile computing devices. These highly portable devices allow users to work and communicate while they are away from the office and have fueled the significant growth of mobile computing. The growth of the mobile computing industry began with the widespread adoption of notebook computers, which provided mobility and an extension of corporate enterprise data. This was followed by the emergence of handheld devices to which personal information was delivered locally from a desktop personal computer, or PC. Today, in this period of “anytime, anywhere” access, the mobile computing industry is capitalizing on both wired and wireless access to information that can reside on a PC, an intranet/corporate server or even on the Internet. This information or content is often highly customized, based on distinct user preferences.

As a result of an increase in worldwide use of mobile communications, the mobile computing market has been on a steady growth path since the mid-1990s. Smart electronic consumer devices, such as personal digital assistants, or PDAs, which are also known as “handhelds,” smart phones and pagers, have become more broadly available and adopted, and other mobile communications services have become more widely accessible and affordable, providing data storage and information management capabilities to the mobile business professional. Today’s popular handheld devices include Palm OS®-based solutions (including Treos devices) from Palm, Inc. and others; Pocket PC/Windows CE-based devices from Hewlett-Packard Company, Toshiba America, Inc., Dell, Inc. and others; Symbian-based handhelds from companies like Psion PLC; and BlackBerry® devices from Research in Motion. In recent years, these handheld devices have faced stiff competition from an increasing range of converged mobile devices capable of handling basic handheld tasks. These converged mobile devices, or smart phones, are handhelds that are either voice- or data-centric and are capable of synchronizing personal information and email with server, desktop, or laptop computers. According to the industry analyst firm International Data Corporation, or IDC, demand for handhelds that integrate cell phone, email, Web access, and other features should continue to grow as more and more enterprises, as well as users, take advantage of converged features bundled in a single device.

As more types of new mobile computing devices become available to business professionals and enterprises, users are faced with the difficulty of exchanging information among these various devices. This problem of interoperability is caused by the need to exchange information among different hardware devices, operating systems and applications. Hardware platforms range from high-speed Pentium PCs with hundreds of megabytes of memory and gigabytes of storage, to “shirt pocket” organizers, with specialized processors and limited memory and storage. In addition, these devices use numerous operating systems, such as Windows 2000, Windows XP, Windows NT, Pocket PC/Windows CE, DOS, Palm OS, Symbian and others, and utilize an even greater range of information management applications, databases and data formats. Enabling these devices to communicate, exchange and synchronize information is a complex and challenging task. Simply facilitating synchronization requires data-level, or content-aware, synchronization technology to maintain complete, up-to-date and accurate information. For example, content-aware data synchronization technology allows users to exchange addresses from the Address Book software application on a Palm OS handheld with Microsoft Outlook on a PC or Lotus Domino on a corporate server, updating only the fields that have been most recently modified, rather than copying one file over another, thereby synchronizing both databases with the latest information.

With the increasing mobility of workforces, as well as additional competitive pressures, business professionals and enterprises are continuously seeking ways to improve productivity and, as a result, are increasingly using the growing number of new, innovative mobile computing devices. In order to manage information effectively, these users need convenient connectivity and synchronization solutions for the specific combination of devices and applications that they use. These software solutions must allow users to synchronize information maintained separately on multiple devices (for example, contact databases maintained by a mobile professional using a handheld computer in the field and by a support colleague using a PC in the office). A software solution that links such different devices must address multiple hardware architectures, operating systems, communications architectures and application-specific data formats and structures.

     We intend to exploit potential wireless carrier market opportunities by working with wireless carriers to enhance and develop innovative wireless applications including those relating to wireless email, data sync and device management services. There are currently more than 1.5 million users of wireless email. As market acceptance and demand for wireless email, data sync and device management increase, we believe this growing number of users will demand an increasing variety of services. We expect to enhance our current products, technology and infrastructure to broaden and expand those potential services to address wireless carrier market.

Refer to the discussion below under the captions “Risk Factors — We have historically incurred losses and we expect these losses to continue in the future. We may not be able to sustain consistent future revenue growth on a quarterly or annual basis, or achieve or maintain profitability,” and “Risk Factors — We are placing increasing emphasis on our carrier hosting services of which potential rapid growth may be difficult to manage effectively, and, as a result, our results of operations could be adversely affected.”

OUR STRATEGY

Our strategy is to be a leading provider of mobile and wireless infrastructure software by leveraging our engineering, technology and domain expertise and executing on a plan to broaden our market reach through distribution agreements and partnerships with leading industry vendors. Our strategy includes the following key elements:

Extend Technology and Product Leadership.  We believe that we currently have and are enhancing one of the broadest and most comprehensive mobile and wireless infrastructure enterprise solutions. We intend to continue to invest in research and development and remain involved with new and developing industry standards. We also intend to increase the performance, functionality and ease of use of our solutions by supporting new mobile devices and developing new ways for our products to be marketed and supported by service providers and our strategic partners.

Maintain and Strengthen Strategic Relationships.  We depend on and have strategic relationships with service providers, systems integrators, wireless carriers, independent software resellers, and other types of technology providers to build applications based on our infrastructure platform and technologies. We plan to continue building these relationships as well as forming new partnerships to increase visibility and distribution of our solutions.

Increase Brand Awareness and Marketing Efforts.  We intend to increase customer awareness of our products, technologies and services. In connection with our rebranding efforts, we plan to enhance awareness of Intellisync brand by increasing our marketing activity and furthering our image as a high-quality provider with a comprehensive offering of technology solutions.

Expand Our Worldwide Presence.  We believe that international markets present a substantial growth opportunity for us as the worldwide market for mobile and wireless products continues to grow. We are currently selling our products in Canada, Europe, the Asia-Pacific region, South America and Africa, and plan to expand our sales, marketing and support functions in those areas by expanding our direct sales force, improving our customer service capabilities and developing relationships with international resellers, distributors, carriers and OEMs.

Further Enhance Customer Satisfaction.  We are committed to providing world-class technical support, training, consulting and professional services and view building long-term customer relationships as a critical component of growing our business. We believe servicing our existing customer base will allow us to more easily up-sell and cross-sell additional products, features and customer service offerings.

Pursue Strategic Acquisitions.  We have acquired and integrated core technologies from Starfish Software, Inc., Loudfire, Inc., Spontaneous Technology, Inc., Synchrologic, Inc. and Search Software America. We intend to acquire, when appropriate, additional businesses and technologies that will expand and add functionality to our product offerings, augment our distribution channels, expand our market opportunities or broaden our customer base.

Continue Sequential Revenue Growth and Improve Operating Efficiencies.  We maintain a disciplined commitment to increasing our quarterly revenue. Together with our other strategy listed above, we plan to improve revenue by continuing to develop new and current products, services and technologies. We intend to capitalize on the continued growth in demand for wireless services and the related infrastructure required, including hosting, application and other related services, to support that growth. We also actively seek to improve our operational efficiency and reduce our costs by identifying and implementing best practices throughout our operations, removing administrative complexities, eliminating redundancies, and integrating acquired businesses.

OUR TECHNOLOGY SOLUTIONS

We provide enterprises, network operators, mobile device manufacturers and software providers with a complete mobility platform, anchored by our award-winning Intellisync family, the Intellisync Mobile Suite enterprise server platform, the Intellisync SyncML Server platform, the Intellisync Software Development Platform and Identity Systems, or IDS software. Our comprehensive suite of software products and services synchronizes and distributes critical information, delivering unlimited mobility to end users. We design our products to:

•	Enable intelligent, content-aware data synchronization: Our solutions enable up-to-the-minute e-mail, personal information management, or PIM, and database information to be reflected across all devices utilized in the enterprise — from desktop and notebook PCs to handhelds, phones and pagers. Our multi-patented synchronization technology provides content-aware data synchronization among this growing number of mobile devices and essential enterprise applications such as Microsoft Outlook and Exchange, Lotus Notes and Domino and Novell GroupWise. Our technology seamlessly and transparently translates the information from one data format to another as the information is synchronized. With the Intellisync Software Development Platform, we have enabled independent software vendors, or ISVs, device OEMs and Internet-based services to build synchronization solutions for their products based on the Intellisync platform, further enhancing our standard product range.

•	Allow anytime, anywhere handheld access to corporate applications: With the Intellisync Mobile Suite enterprise server platform, we are providing a single resource for synchronizing PIM data, e-mail, documents and custom database information, both locally and remotely, between PCs, servers, and mobile devices, and for managing handheld software and devices from one centralized location.

•	Enable centralized management: Through the Intellisync Mobile Suite platform solution and our Enterprise Intellisync (desktop) software, we enable IT managers to manage our Intellisync platform using a centralized administrator console to easily and quickly deploy software licenses, configure devices and applications based on user needs, establish security privileges and troubleshoot software by receiving and viewing detailed user logs and much more.

•	Enable carrier-class synchronization: In addition to Intellisync Mobile Suite platform solution, Intellisync SyncML Server software is a highly scalable synchronization engine that provides multi-tier, over-the-air and wireline synchronization between a varied array of devices, applications and services. The TrueSync Server is SyncML 1.1-certified and supports a wide variety of platforms, databases, applications, protocols and transports, for broad interoperability. Its distributed architecture allows for scalability, high availability and redundancy for millions of users, making it an ideal solution for carriers.

•	Provide network and device independent solutions for broad interoperability: Our products provide connectivity and synchronization among industry-leading PCs and mobile computing devices, operating systems and applications. They operate with major PC operating systems for Windows 98, Windows 2000, Windows XP, Windows Me, and Windows NT, as well as several proprietary operating systems. We also provide interoperability across a wide range of industry-standard and vendor-specific applications by supporting multiple data formats.

•	Provide identity matching. Our Identity Systems, or IDS, software is an “out of the box” solution for searching and matching names, addresses, and identity data for Oracle, DB2/UDB, and SQL Server. Without requiring programming or changes to existing database tables, IDS provides high-quality search, matching, duplicate discovery, and relationship linking for all forms of identification data. Without impacting the database update efficiency, IDS transparently maintains its own high performance “fuzzy” indexes, and efficiently de-normalized tables. IDS is used with existing databases or to construct new databases or repositories. The data to be indexed can be stored in local or distributed databases, or sourced from flat files. IDS includes a highly scalable Identity Search ServerTM that operates efficiently on both single and multiple processors.

•	Allow real-time, secure, remote information access: This technology allows anyone with an Internet browser or Web-enabled phone to enjoy real-time access to email and PIM data located in either Microsoft Outlook or Outlook Express and also provides secure access to pre-specified files residing on a host PC.

•	Provide secure VPN solutions: Our carrier-grade VPN technology is designed to provide secure, remote access to corporate applications from any wireless device or operating system such as Microsoft (NT & Pocket PC), SUN (Solaris, Java, J2ME), Palm OS and Symbian, without requiring infrastructure changes.

PRODUCTS

We provide organizations with a complete mobile platform featuring a comprehensive suite of software products and services that synchronizes and distributes critical information to employees, customers or partners. Our solutions are designed to mirror innovation — the growing number of devices, access points and data sources utilized by the typical mobile worker in today’s enterprise — allowing businesses of all sizes to maximize productivity while minimizing complexity and cost.

Product Name	Description	Introduction Date
Synchronization
•Intellisync Mobile Suite
Designed to extend an organization’s existing technology infrastructure to mobile and remote staff, delivering access to enterprise applications, file content, email and PIM data, intranet sites, and Web content and provide tools for remotely managing mobile devices.
December 2003 (acquired)
•Intellisync Handheld Edition
Enables direct synchronization of calendars,
e-mail, contacts, and tasks between Palm OS, Pocket PC/Windows CE, Windows Mobile and Symbian Release 5.0-compatible devices and the leading PC-based personal information management, or PIM, contact management and groupware messaging applications.
August 1996
•Intellisync Phone Edition
Enables two-way synchronization of contacts between either Microsoft Outlook, Outlook Express or Lotus Notes and popular mobile phones from LG Electronics, Inc., Motorola, Nokia, Inc., Inc., Samsung Electronics, Inc., Sanyo Corporation and Sony Ericsson Mobile Communications AB.
October 2003
•Intellisync Handheld Edition for Enterprise	Provides all-in-one corporate-licensing solution to enable inter-operability for all of the PIM software, handheld devices, and desktop operating systems that Intellisync Handheld Edition supports.	June 2001

Product Name	Description	Introduction Date
•Intellisync Mobile Suite for Wireless Operators
Offers a network-based push email and PIM synchronization with the same functionality found in the enterprise version of Intellisync Mobile Suite, along with file access and device security, for a broad set of wireless devices including Microsoft Windows Mobile for Pocket PC and Smartphone, Palm OS, Symbian OS, and wireless tablet PCs or laptops.
July 2003 (acquired)
•Intellisync SyncML Server
Provides a SyncML-compliant solution for over-the-air synchronization of PIM data across applications, devices, and networks. The product is designed to provide wireless carriers with the ability to offer their customers multi-point synchronization services for SyncML phones and Palm OS® or Pocket PC handhelds.
March 2003 (acquired)
Application Development
•Intellisync Software Development Platform
Provides a solution for adding intelligent synchronization to enterprise applications, mobile devices and Web-based services. Intellisync Software Development Platform is designed to enable users to keep their critical information up-to-date and “in sync” across multiple applications and mobile devices.
February 1998
•Intellisync Server to Server
Provides organizations with a solution aimed at augmenting enterprise server applications through access to the PIM and email information housed in Microsoft Exchange, Lotus Notes, databases and other information sources.
August 2003
Identity Matching
•Identity Systems or IDS
Enhances an organization’s ability to search, find, match and group identity data within their computer systems and network databases. Identity Systems, or IDS, software is an “out of the box” solution for searching and matching names, addresses and identity data for Oracle, DB2/UDB, and SQL Server.
March 2004 (acquired)

SALES AND MARKETING

We market and sell our products through a direct sales force and several distribution channels in the United States and internationally, including retail, the Internet, value-added resellers, system integrators. We have also historically leveraged our relationship with original equipment manufacturers, or OEMs, enterprises and wireless carriers around the world to market or to create marketing opportunities for our applications. Through ongoing communications with OEMs, enterprises and carrier sales and marketing organizations, we match our application portfolio with the strategic needs of the carrier and the preferences of their subscribers. We have sales and marketing offices located in San Jose, California; Greenwich, Connecticut; Alpharetta, Georgia; Sydney, Australia; Cologne, Germany and Tokyo, Japan and a number of sales representatives working from their homes in the United States, the United Kingdom, Italy and Germany, to cover local territories.

We will continue to leverage our relationships with industry leaders and to expand and diversify our own sales and marketing initiatives to increase our sales to wireless carriers and enterprises.

We strive to be both a technology and marketing partner with our OEM and strategic customers. Our sales and marketing organization sells our products directly to our OEM partners, distributors and end users. We work closely with OEM partners on their new hardware products by providing them with technical input, thereby helping to ensure that our software products will work successfully with the OEM’s hardware products. We also train and educate the OEM’s sales and marketing organizations on our products, allowing them to act as our “virtual” sales force to their channels and direct customers. In addition, we work closely with our hardware and software strategic partners to develop effective marketing programs designed to increase sales. Refer to the discussion below under the caption “Risk Factors — If we fail to maintain our existing relationships or enter into new relationships with OEM and business development organizations, or if products offered by our OEM partners fail to achieve or maintain market acceptance, our brand awareness, the sales of our products and use of our services would suffer.”

Increasingly, we target sales efforts at the organizations named in the Global 2000 survey of the largest corporations in the world and other large enterprises that have a demand for wireless and mobile data solutions. We distribute our software products directly to corporate customers through our enterprise licensing programs of Intellisync Mobile Suite, and Intellisync Handheld Edition for Enterprise software. To date, our software products have been licensed by, and embedded into solutions offered by over 230 companies. Additionally, our Intellisync synchronization technology has a presence in more than half of Fortune 500 companies.

We manage a content-rich web site to facilitate the sale and support of our products and engage in electronic marketing through email, newsletter and white paper postings to drive awareness and sales leads. Over the years, we have built a substantial database of users who have opted to receive information about enterprise mobile computing. In addition, we participate in a number of industry conferences and trade shows both independently and with strategic partners. We also work with a number of strategic partners, including wireless operators, device manufacturers and systems integrators to train certain of their sales forces and collaborate with them in joint marketing programs.

In the United States, our sales organization works directly with major distributors, resellers, computer dealers, retailers, mail-order companies and Web stores to distribute our retail packaged products. Internationally, we market and sell through selected distributors and republishers that focus on specific geographic and market segment areas. These international partners operate as an extension of our marketing and sales organizations, developing the appropriate sales channels in their regions. They also work with local resellers as well as local offices of our OEM customers to develop specific marketing and channel promotions for their regions. As of July 31, 2004, we were represented by over 120 distributors, resellers and retailers in North America, Europe, Asia Pacific, South America and Africa, and are continuing to expand our international reach as appropriate distributors or republishers are found. Also, refer to the discussion below under the caption “Risk Factors — We are dependent on our international operations for a significant portion of our revenues.”

Consistent with industry practice, we provide our distributors with stock balancing and price protection rights. These rights permit our distributors to return slow-moving products to us for credit and to receive price adjustments for inventories of our products held by distributors if we lower the price of those products. We recognize revenues on products shipped to distributors at the time the merchandise is sold by the distributor; as a result, the immediate effect of returns and adjustments on our quarterly operating results has been minimal to date. Also, to date, we have not experienced any significant returns or price protection adjustments.

No customers, distributor or otherwise, accounted for more than 10% of our total revenue during fiscal 2004. During fiscal 2003 and 2002, Ingram Micro US accounted for 10% and 17% of our total revenue, respectively.

In order to develop further our brand name recognition, we plan to continue to expand our joint marketing programs, marketing channel promotions and bundling arrangements with our strategic partners. We will also continue to leverage our relationships with industry leaders and to expand and diversify our own sales and marketing initiatives to increase our sales to wireless carriers and enterprises.

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

SEASONALITY

Typically, our products and services experience slight seasonal variations in demand, with weaker revenue in July and August because of reduced corporate buying patterns during the vacation season. This seasonality is especially notable in Europe. Sales of mobile devices can also be weak in the months of January and February following typically stronger sales in the months of November and December. Overall, we experience fluctuations in the demand for our products and services consistent with the fluctuations experienced in the industry as a whole.

COMPETITION

The market for our software remains intensely competitive and is characterized by rapid technological changes and evolving standards. Although we believe we compete favorably in this market, we also believe that this market is likely to become more competitive as the demand for wireless and mobile date solutions continues to increase. We believe that our products and services support a broad range of mobile devices and services, allowing us to compete favorably with other companies with no similar platform or whose mobile solutions are highly fragmented. We also believe that users demanding synchronization functionality with a wide variety of mobile computing devices and software applications will view our products favorably compared to those of larger companies whose products may not be able to support such a degree of interoperability. In addition, our strategic relationships with hardware and software vendors enables us to provide interoperability among a broader range of applications than many of our competitors. To maintain or increase our competitive advantage, we will need to continually enhance and expand our current product, service and technology offerings and our professional service capabilities.

The principal competitive factors affecting the market for our software are:

•	the compatibility, functionality and reliability of the products and services provided;

•	brand recognition and reputation for providing trusted products and services;

•	the level of security of the products and services provided;

•	the price for which products and services are offered;

•	convenience and breadth of products and services offered;

•	the quality and market acceptance of new enhancements to our current services and features; and

•	OEM relationships and other strategic arrangements with third parties.

We are subject to current and potential competition with respect to our Intellisync Handheld Edition, Intellisync Handheld Edition for Enterprise, Intellisync Mobile Suite, Intellisync Phone Edition, Intellisync SyncML Server and Identity Systems.

We also face indirect competition from existing and potential customers that may provide internally developed solutions for each of our technology licensing components. We currently face limited direct competition from major applications and operating systems software vendors who may in the future choose to incorporate data synchronization functionality into their operating systems software, thereby potentially reducing the need for OEMs to include our products in their devices. For example, Microsoft’s inclusion of certain features permitting data synchronization between computers utilizing the Windows 2000, Windows Me, Windows NT or Windows XP operating system may have the effect of reducing revenue from our software if users of these operating systems perceive that their data synchronization needs are adequately met by Microsoft. Furthermore, current or potential competitors have established or may establish financial and strategic relationships among themselves or with existing or potential customers or other third parties to increase the ability of their products to address the needs of customers. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share, which would harm our business.

Also, refer to the discussion below under the caption “Risk Factors — We face intense competition in the market for mobile computing synchronization products and services, which could reduce our market share and revenues.”

RESEARCH AND DEVELOPMENT

The markets for our products are characterized by rapidly changing technologies, evolving industry standards, frequent product introductions and short product life cycles. As a result, our research and development activities are critical to our continued growth. Employees in our engineering group are engaged in both product research and development as well as localization efforts for existing products. Product maintenance and customer support responsibilities are shared by engineering group employees on an as-needed basis. In developing new products or enhancements, we work closely with current and prospective customers, as well as with industry experts, to ensure that our products address current problems and emerging requirements. We believe that such collaboration is critical to develop and improve our products and services. Our engineering group also works closely with our sales and marketing and professional services groups to develop products that meet real customer needs.

We also complement our engineering capacity with a number of software development engineers located in our research and development facility in Sofia, Bulgaria and recently opened facility in Cluj-Napoca, Romania to accommodate the recently transferred workforce from SoftVision, SRL. These European facilities were established to take advantage of the considerable local knowledge and expertise in the areas of information technology and software programming, and to offer extensive development, support and management for our current projects and potential software solutions. In addition, the products we acquired from our recent acquisitions have given us expanded research and development capabilities with employees that have extensive knowledge and experience in the synchronization and mobile infrastructure software solutions.

As part of our strategic plan, our engineering group, strengthened by our recent acquisitions, is currently aiming their efforts at expanding focus from cabled synchronization to synchronization for wireless handhelds, smartphones, laptops and tablets, at extending our core synchronization technology to increase scalability and extensibility, and at supporting next-generation wireless technology and device platforms. We also continue efforts on enhancing our data synchronization platform and other technology solutions to provide further value to our wireless carrier and enterprise customers. We will continue to develop our platforms to mobilize and synchronize vertical enterprise applications, such as customer relationship management, or CRM, software with corporate groupware either on the device, desktop or via server-to-server connectivity.

In fiscal 2004, 2003 and 2002, research and development expenses were $11.5 million, $7.4 million and $15.2 million, respectively. Although we plan our budget for research and development based on planned product introductions and enhancements, actual expenditures may significantly differ from budgeted expenditures. In addition, a number of risks are inherent in the product development process. Refer to the discussion below under the caption “Risk Factors — Our market changes rapidly due to evolution in technology and industry standards. If we do not adapt to meet the sophisticated needs of our customers, our business and prospects will suffer.”

PROFESSIONAL SERVICES GROUP

We believe that delivering quality professional services provides us with a significant opportunity to differentiate ourselves in the marketplace. The members of our professional services group are experts in the fields of synchronization and mobility, with a proven track record of delivering carrier-grade solutions for mobile devices, desktop applications and databases. Our professional services group specializes in producing software that delivers a measurable competitive advantage for customers deploying and integrating our solutions with a wide variety of applications and systems.

By transforming emerging technologies into robust, reliable, revenue-producing products and services, our professional services group has the expertise to develop enterprise solutions that combine handheld, mobile, wireless, desktop, internet, synchronization, back-office applications and database technologies. Our professional services team works across multiple phases of development projects: business analysis and strategic technology consulting, project management, design, engineering, quality assurance, software testing, localization and technical writing. The group’s clients have included America Online, Inc., International Business Machines, or IBM, Microsoft Corporation, Oracle Corporation, Pfizer, Inc. and Yahoo!, Inc.

ACQUISITIONS

The markets in which we compete require a wide variety of technologies, products, and capabilities. Our strategy of acquiring assets or businesses with complementary products, technologies and engineering resources has resulted in the completion of a number of acquisitions, including the transfer of workforce from SoftVision SRL and the acquisition of Search Software America Pty. Ltd., or SSA, Synchrologic, Inc., Spontaneous Technology, Inc., substantially all of the assets of Loudfire, Inc. and Starfish Software, Inc.

The acquisition of high-technology companies is inherently risky. These risks are more fully discussed in the risk factors below under the captions “Our recent and any potential acquisitions could require significant management attention and prove difficult to integrate with our business, which could distract our management, disrupt our business, dilute stockholder value and adversely affect our operating results.” Refer to the discussions under the caption “Acquisitions” set forth in Item 7, Part II of this Annual Report on Form 10-K for more information on the acquisitions.

PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY

Our success depends significantly upon our proprietary technology. We rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions and other measures to protect our proprietary rights. We also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and name recognition are essential to establishing and maintaining a technology leadership position. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We currently have 64 issued United States patents that expire in 2012 through 2021, with 58 patent applications pending. We also license seven patents from third parties.

We have designed, developed and sold synchronization products since the early 1990s. It is in this area that we were awarded our first patent. From this activity, we believe we have learned a great deal about what it takes to build a robust synchronization product to deal with the many subtleties presented by the wide range of capabilities among the various PDAs, PIMs, enterprise applications and data bases that must be synchronized.

We believe that the aggressive defense of our intellectual property is an important portion of our overall IP strategy. However, we cannot be certain that our patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by us, if at all. Furthermore, we cannot be certain that others will not develop technologies that are similar or superior to our technology or design around the patents owned by us.

We also subject to claims by third parties alleging that our products infringe proprietary rights held by them. For example, in August 2004, NCR Corporation filed a complaint against us in the U.S. District Court for the Southern District of Ohio Western Division (Dayton) alleging that certain of our products infringe upon three of NCR’s patents. Based on a lengthy review, we believe that we do not infringe upon any of the asserted NCR patents. Separately, on September 9, 2004, we filed a petition complaint for declaratory judgment against NCR requesting, among other things, that a judgment be entered finding that we do not infringe an NCR patent asserted against one of our licensees, Garmin Ltd.

We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows, the functionality of products in different industry segments overlaps, and as patent protection for software becomes increasingly popular.

Also, refer to the discussion below under the captions “Risk Factors — We may be unable to adequately protect our proprietary rights;” “Risk Factors — We may be subject to intellectual property infringement claims, which are costly to defend and could limit our ability to use certain technologies in the future” and “Risk Factors — We have been, are, and may be in the future be involved in litigation that could result in significant costs to us.”

EMPLOYEES

As of July 31, 2004, we had a total of 349 full-time employees, including 228 in engineering, professional services and customer support, 86 in sales and marketing and 35 in operations, finance and administration. The increase in our number of employees from the beginning of fiscal 2004 resulted from the added headcount from our recent acquisitions, including certain engineering employees transferred from SoftVision SRL, a Romanian corporation, associated with the opening of our engineering facility in Cluj-Napoca, Romania.

157 of our employees are located outside the United States, including 88 in Romania, 31 in Bulgaria, 16 in other parts of Europe, 14 in Australia and eight in Japan. None of our employees is represented by a labor union. We have experienced no work stoppages.

Many of our current key personnel have substantial experience in our industry and would be difficult to replace. Competition for qualified personnel in our industry is intense. We believe that our future success will depend in part on our continued ability to hire, train and retain qualified personnel. Also, refer to the discussion below under the caption “Risk Factors — We depend on key employees in a competitive market for skilled personnel.”

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

We have not been profitable since fiscal 1998. Although we have reported sequential revenue growth since the fiscal quarter ended October 31, 2002, we cannot be certain that this growth will continue at the same rate, or that our revenues will not decline in the future. We have experienced losses of $9.5 million, $7.7 million and $34.5 million for fiscal 2004, 2003 and 2002, respectively. At July 31, 2004, we had an accumulated deficit of $131.1 million. To become profitable and sustain profitability, we will need to generate additional revenues to offset our expenses. We may not achieve or sustain revenue growth and our losses may continue or increase in the future. The synchronization market is new and evolving, and as a result we cannot accurately predict either the future growth rate, if any, or the ultimate size of the market for our products and services. Because our operating expenses are relatively fixed in the short term, any shortfalls in revenues would materially affect our results of operations.

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

Our quarterly revenues and operating results are difficult to predict and have and may in the future fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control. These factors include, but are not limited to:

•	the recent decline in the market for traditional personal digital assistants;

•	our ability to realize our goals with respect to recent and potential future acquisitions;

•	our need and ability to generate and manage growth;

•	market acceptance of products in which our software is integrated by original equipment manufacturers, or OEMs;

•	growth in the market for enterprise synchronization applications and our ability to successfully address this market;

•	rapid evolution of technology;

•	our evolving business model;

•	litigation-related expenses;

•	our reliance on international sales and growth;

•	our ability to penetrate the European market;

•	fluctuations in gross margins;

•	the seasonal nature of the market for our products;

•	changes in the market for synchronization;

•	introduction of new products and services by us or our competitors;

•	changes in our mix of sources of revenues;

•	entrenched and substantial competition; and

•	continued difficult political and economic conditions.

Additionally, we generally derive our technology licensing revenues from multi-year contracts with enterprise and other customers that frequently include license fees, professional services fees, royalty payments and maintenance. We typically earn both the license fees and the professional services in the initial one or two quarters subsequent to the signing of a contract. We periodically have large professional services implementations that individually contribute as much as 5% or more to quarterly revenue. Combined with related license revenues, total revenue from individual customers in the initial quarters of a contract may exceed the revenues we earn during subsequent periods covered by the contract. To the extent that we do not secure additional contracts with the same customer or secure comparably sized commitments from other customers, we may not be able to sustain or grow our revenues.

If we fail to develop and sell products designed for OEMs, enterprises and wireless carriers, our revenues and operating results will be adversely affected.

We have recently made substantial investments to develop and offer an expanded range of enterprise synchronization applications, including our acquisition of Synchrologic and SSA. Our operating plans assume revenue growth from this market. Enterprise sales present a variety of challenges that are different from those inherent in our historical licensing and consumer business model, and we have limited experience addressing these challenges. For example, enterprise sales typically involve large up-front license fees, which can result in lengthy sales cycles and uncertainties as to the timing of sales driven by customers’ budgetary processes. As a result, we generally have less visibility into future enterprise sales than is typically the case in our royalty-based technology licensing business. In addition, while enterprise sales generally result in ongoing maintenance revenues and may lead to follow-on purchases or upgrades, we are typically dependent on sales to new customers for a significant portion of our enterprise revenues in a given quarter. If our product and service offerings fail to achieve market acceptance, or if enterprise sales fail to meet our expectations in a particular quarter, our revenues and operating results may be materially and adversely affected.

We are placing increasing emphasis on our carrier hosting services of which potential rapid growth may be difficult to manage effectively, and, as a result, our results of operations could be adversely affected.

We are increasingly focusing our sales and marketing and engineering efforts on carrier hosting services, of which we expect a high rate of growth. This focus may cause increased business risks associated specifically with our ability to manage the level of complexity involved in executing successfully our strategies to provide superior services for wireless carriers. The rapid growth of our carrier hosting business may place a significant strain on our management, operations and resources. Our future performance and profitability will depend on our ability to:

•	increase our capital investments and further build our infrastructure to meet the demands of our carrier customers;

•	maintain technical capabilities to compete effectively in the hosting business; and

•	effectively oversee and manage our outsourced hosting center;

There can be no assurance that our systems, procedures and controls will be adequate to support expansion of our rapid growth. If we are unable to manage our growth successfully, our business and results of operations could be harmed.

We expect that we may become increasingly dependent on wireless carriers for the success of our wireless handheld and smartphone products.

The success of our wireless business strategy is increasingly becoming dependent on our ability to establish new relationships and build on our existing relationships with domestic and international wireless carriers. We cannot assure you that we will be successful in establishing new relationships or advancing existing relationships with wireless carriers or that these wireless carriers will act in a manner that will promote the success of our wireless products. Factors that are largely within the control of wireless carriers but which are important to our success, include:

•	testing of our products on wireless carriers’ networks;

•	quality and coverage area of wireless services offered by the wireless carriers;

•	the degree to which wireless carriers facilitate the introduction of and actively promote, distribute and resell our products;

•	the extent to which wireless carriers require specific hardware and software features on our products to be used on their networks;

•	contractual terms and conditions imposed on us by wireless carriers that, in some circumstances, could limit our ability to make similar products available through competitive carriers in some market segments; and

•	wireless carriers’ pricing requirements and subsidy programs.

Wireless carriers have significant bargaining power as we negotiate agreements with them. They could require contract terms that are difficult for us to meet and could result in higher costs to complete certification requirements and negatively impact our results of operations and financial condition. Wireless carriers also place significantly conditions on our ability to develop and launch products for use on their wireless networks. If we fail to address the needs of wireless carriers, identify new product and service opportunities or modify or improve our products in response to changes in technology, industry standards or wireless carrier requirements, our products could rapidly become less competitive or obsolete. If we fail to timely develop products that meet carrier product planning cycles or fail to deliver sufficient quantities of products in a timely manner to wireless carriers, those carriers may choose to offer similar products from our competitors and thereby reduce their focus on our products which would have a negative impact on our business, results of operations and financial condition.

     In addition, the potential rapid growth of our business, as we become more dependent on wireless carriers, may place a strain on our management, operations, employees, or resources. We may not be able to maintain a rapid growth rate, effectively manage our expanding operations, or achieve planned growth on a timely or profitable basis. If we are unable to manage our growth effectively, we may experience operating inefficiencies, and our net income may be materially adversely affected.

Most sales with wireless carriers and enterprise have a long sales cycle process, which increases the cost of completing sales and renders completion of sales less predictable.

The sales cycle process with wireless carriers could be long, making it difficult to predict the quarter in which we may recognize revenue from a sale, if at all. The general length of the sales cycle increases our costs and may cause license revenue and other operating results to vary significantly from period to period. Our products or technology often are part of significant strategic decisions by our customers regarding their information systems. Accordingly, the decision to license our products typically requires significant pre-purchase evaluation. We spend substantial time providing information to prospective customers regarding the use and benefits of our products. During this evaluation period, we may expend significant funds in sales and marketing efforts. If anticipated sales from a specific customer for a particular quarter are not realized in that quarter, our operating results may be adversely affected.

Revenues from hosting services may carry lower gross margins and an overall increase in such revenues as a percentage of total revenues could have an adverse impact on our business.

Our commitment to providing quality services to our enterprise and wireless carrier customers may result in our hosting services revenue to have a lower gross margin than other services and license revenues. Due to the lower margin, an increase in the hosting services revenue as a percentage of total revenues could have a detrimental impact on our overall gross margins and could adversely affect operating results. In addition, a change in the mix between services that are provided by our employees and services provided by third-party vendors may negatively affect our gross margins.

System failures or accidental or intentional security breaches could disrupt our operations, cause us to incur significant expenses, expose us to liability and harm our reputation.

Our operations, including hosting services, depend upon our ability to maintain and protect our computer systems and core business applications, which are located at our offices, as well as hosted by third-party vendors. Although we are taking various precautions to maintain and protect our systems, they could still be vulnerable to damage from break-ins, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. We maintain insurance against break-in, unauthorized access, vandalism, fires, floods, earthquakes and general business interruptions. The amount of coverage, however, may not be adequate in any particular case, and will not likely compensate us for all the damages caused by these or similar events. In addition, while we put various security measures in place to detect any unauthorized access to our computers and computer networks, we may be unable to prevent computer programmers or hackers from penetrating our network security or creating viruses to sabotage or otherwise attack our computer networks from time to time. A breach of our security could seriously damage our operations or reputation. In addition, because a hacker who penetrates our network security could misappropriate proprietary information or cause interruptions in our services, we might be required to expend significant resources to protect against, or to alleviate, problems caused by hackers. We might also face liability to persons harmed by misappropriation of secure information if it is determined that we did not exercise sufficient care to protect our systems.

Systems failure or damage could cause an interruption of our services and result in loss of customers, difficulties in attracting new customers and could adversely impact our operating results. In addition, if the number of customers who purchase our hosting services increases over time, our systems must be able to accommodate increased usage. If we are unable to increase our capacity to accommodate growth in usage, we could encounter system performance issues, which could harm our relationships with customers and our reputation.

If we fail to maintain our existing relationships or enter into new relationships with OEM and business development organizations, or if products offered by our OEM partners fail to achieve or maintain market acceptance, our brand awareness, the sales of our products and use of our services would suffer.

Our revenues from technology licensing depend, in large part, on our ability to develop and maintain relationships with OEM and business development organizations that help distribute our products and promote our services. We depend on these relationships to:

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

Although several OEMs are subject to certain contractual minimum purchase obligations, we cannot be certain that any particular OEM will satisfy its minimum obligations. Weakening demand from any key OEM and the inability to replace revenue provided by such an OEM could have a material adverse effect on our business, operating results and financial condition. We maintain individually significant receivable balances from major OEMs. If these OEMs fail to meet their payment obligations, our operating results could be materially and adversely affected.

Our agreements with OEMs, distributors, and resellers generally are nonexclusive and may be terminated on short notice by either party without cause. Furthermore, our OEMs, distributors and resellers are not within our control, are not obligated to purchase products from us, and may represent other lines of products, including competing products. A reduction in sales effort or discontinuance of sales of our products by our OEMs, distributors, and resellers could lead to reduced sales and could materially adversely affect our operating results.

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

To the extent we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of these technologies and equipment are likely to continue to require significant capital investment by us. Moreover, we cannot be certain that we can develop, market and deliver new products and technology on a timely basis. Sufficient capital may not be available for this purpose in the future, and even if it is available, investments in new technologies may not result in commercially viable technological processes and there may not be commercial applications for such technologies. If we do not develop, acquire and introduce new products and services and achieve market acceptance in a timely manner, our business and prospects will suffer.

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

Our revenues from consumer sales are subject to risks associated with the declining wired PDA market and reliance on sales distribution channels.

While the market for converged mobile devices or smartphones and other wireless mobile devices has experienced growth recently, the market for traditional personal digital assistants, or PDAs, has declined. In addition, Sony Corporation recently announced its departure from the US PDA market, dropping development of its CLIE product line in the United States. The decline in traditional PDA sales had a direct impact on sales of our Intellisync products through the consumer and online channels, where sales of our synchronization software typically occur at the same time a PDA is purchased, or shortly thereafter. The increase in demand for smartphones and other such devices may not offset the decline in traditional PDA sales. Our consumer sales are also dependent upon distribution and marketing channels outside our control. Ingram Micro US is our largest distributor and accounted for less than 10% of our total revenue during fiscal 2004 and 10% and 17% of our total revenue during fiscal 2003 and 2002, respectively. There are also a significant number of our customers that purchase our products and services through other resellers, and we anticipate they will continue to do so as we expand our product offerings. Our sales, therefore, could also be negatively affected by disruptions in our relationships with resellers or disruptions in the relationships between our resellers and customers. Resellers may also choose not to emphasize our products to their customers. If we are unable to offset declining revenues from PDA-related software, or if we experience disruption in, or reduced selling efforts from, our distribution channels, our revenues derived from consumer sales would be adversely affected.

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

Our market contains few substantial barriers to entry. We believe we will face additional competition from existing competitors and new market entrants in the future. We are subject to current and potential competition with respect to our Intellisync Handheld Edition, Intellisync Handheld Edition for Enterprise, Intellisync Mobile Suite, Intellisync Phone Edition, Intellisync SyncML Server and Identity Systems:

•	Intellisync Mobile Suite server-based software — Aether Systems, CommonTime, Extended Systems, FusionOne, Inc., Good Technology, Inc., InfoSpace, Inc., Infowave Software, JP Mobile, Inc., Microsoft, Openwave, Inc., Research In Motion Limited, Sybase Inc.’s iAnywhere, Wireless Knowledge, Inc., and others.

•	Intellisync consumer and enterprise desktop sync products — Chapura, Inc.’s Pocket Mirror, CommonTime’s Cadenza mNotes, Extended Systems, Inc.’s OneBridge Mobile Groupware, IBM Corporation’s Lotus Software EasySync Pro, Microsoft Corporation’s ActiveSync, Palm Desktop from PalmSource, Inc., Sybase Inc.’s iAnywhere, and others.

•	Intellisync Phone Edition software — FutureDial, Inc.’s SnapSync, Susteen, Inc.’s DataPilot and others.

•	Intellisync SyncML Server and Intellisync Mobile Suite for Wireless Operators — Good Technology, Inc., Research In Motion Limited, Seven Networks, Inc., Smartner Information Systems Ltd, Visto Corporation, and others.

•	Identity Systems — Ascential, Dataflux, Firstlogic, Group1, Intelligent Search Technology, Language Analysis Systems, Trillium Software, and others.

In addition to the direct competition noted above, we face indirect competition from existing and potential customers that may provide internally developed solutions for each of our technology licensing components. As a result, we must educate prospective customers as to the advantage of our products compared to internally developed solutions. We currently face limited direct competition from major applications and operating systems software vendors who may in the future choose to incorporate data synchronization functionality into their operating systems software, thereby potentially reducing the need for OEMs to include our products in their devices. For example, Microsoft’s inclusion of certain features permitting data synchronization between computers utilizing the Windows 2000, Windows Me, Windows NT or Windows XP operating systems, or the Exchange 2003 platform, may have the effect of reducing revenue from our software if users of these operating systems perceive that their data synchronization needs are adequately met by Microsoft.

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

We may be unable to adequately protect our proprietary rights.

The rights we rely upon to protect our intellectual property underlying our products and services may not be adequate, which could enable third parties to use our technology and would reduce our ability to compete in the market. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. These efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology. These efforts also may not prevent others from developing products or technologies similar to, competitive with, or superior to those we develop. Any of these results could reduce the value of our intellectual property. We may be forced to litigate to enforce or defend our intellectual property rights and to protect our trade secrets. Any such litigation could be very costly and could distract our management from focusing on operating our business. Moreover, our business could be harmed if our patents were determined to be invalid.

We may be subject to intellectual property infringement claims, which are costly to defend and could limit our ability to use certain technologies in the future.

Third parties may assert infringement or other intellectual property claims against us. From time to time, we receive notices from third parties alleging that our products or services infringe proprietary rights held by them. For example, as we announced in August 2004, NCR Corporation has filed a complaint alleging patent infringement in the U.S. District Court for the Southern District of Ohio Western Division (Dayton). In the complaint, NCR alleges that certain of our products infringe upon three of NCR’s patents. We have also received a notice from a customer to which we may have indemnification obligations under some circumstances, informing us that it had received a notice from a third party alleging that the customer’s product infringes the third party’s proprietary rights. We or our customers may receive other similar notices from third parties in the future. We cannot predict whether third parties will assert claims of infringement against us, or whether any past, present or future claims will prevent us from offering products or operating our business as planned.

Based on our lengthy review of NCR’s claim, we believe that we do not infringe upon any of the asserted NCR patents. Separately, on September 9, 2004, we filed a complaint for declaratory judgment against NCR requesting, among other things, that a judgment be entered finding that we do not infringe an NCR patent asserted against one of our licensees, Garmin Ltd., and finding that patent to be invalid.

Due to the inherently uncertain nature of intellectual property protection and the competitive area in which we operate our business, it is possible that some or all of our products and services could be found to be infringing on the intellectual property of others. We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products or services infringe a third party’s proprietary rights. We may have to comply with injunctions, or stop distributing our products and services while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms, or at all. We could also be subject to claims for indemnification resulting from infringement claims made against our customers, which could increase our defense costs and potential damages. Even if the claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management’s attention from other business concerns.

We have been, are and may in the future be involved in litigation that could result in significant costs to us.

In order to protect our proprietary rights, we may decide to sue other companies. For example, in 2002, we filed a patent infringement suit against Extended Systems, alleging that Extended Systems’ server and desktop products infringe on eight of our synchronization-related patents. We recently settled this litigation matter. Litigation proceedings are inherently uncertain, and we may not prevail in our defenses or claims. In addition, such litigation is expensive and time-consuming, and management had been in the past and may in the future be required to spend significant time in the prosecution of such suit. If we do not prevail in our claims, we might be forced to accept an unfavorable settlement or judgment and even be required to reimburse other companies in a suit for their legal expenses in defending the suit. An unfavorable settlement or judgment could also materially harm our ability to use existing intellectual property and severely harm our business as a result.

If we are forced to defend against third-party infringement claims such as that made by NCR, whether they are with or without merit or are determined in our favor, we could face expensive and time-consuming litigation, which could distract technical and management personnel, or result in product shipment delays. If an infringement claim is determined against us, we may be required to pay monetary damages or ongoing royalties. Further, as a result of infringement claims either against us or against those who license technology to or from us, we may be required to develop non-infringing intellectual property or enter into costly royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms that are acceptable to us, or at all. If a third party successfully asserts an infringement claim against us and we are required to pay monetary damages or royalties or we are unable to develop suitable non-infringing alternatives or license the infringed or similar intellectual property on reasonable terms on a timely basis, it could significantly harm our business. Any litigation, whether brought by or against us, could cause us to incur significant expenses and could divert a large amount of management time and effort. A claim by us against a third party could, in turn, cause a counterclaim by the third party against us, which could impair our intellectual property rights and harm our business.

We are dependent on our international operations for a significant portion of our revenues.

International revenue, primarily from customers based in Japan and Europe, accounted for 33%, 36% and 31% of our revenue in fiscal 2004, 2003 and 2002, respectively. The increase in our international annual revenues from fiscal 2003 to fiscal 2004 accounted for 29% of our total annual revenue increase for fiscal 2004. In the future, we may further expand our international presence. As we continue to expand internationally, we are increasingly subject to risks of doing business internationally, including:

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

Geographic expansion and growth, including the establishment of new sales or engineering operations, may negatively affect our overall operations and cause us to incur significant additional costs and expenses.

We established engineering facilities in Sofia, Bulgaria and Cluj-Napoca, Romania and, in the future, we may further expand our engineering or sales operations to other geographic areas within the United States and internationally. Our expansion may cause us to incur various costs and expenses, and may place a significant strain upon our operating and financial systems and resources that could materially adversely affect our financial results following such an expansion. We also face significant business risks related to the difficulty in assimilating new operations and the diversion of management’s attention from other business. Additionally, if we fail to align employee skills and populations with revenue and market requirements, it may have a material adverse impact on our business and operating results. Moreover, these newly established operations may not contribute significantly to our sales or earnings.

Foreign exchange fluctuations could decrease our revenues or cause us to lose money, especially since we do not hedge against currency fluctuations.

To date, the majority of our customers have paid for our products and services in United States dollars. For fiscal years 2004, 2003 and 2002, costs denominated in foreign currencies were nominal and we had minimal foreign currency losses during those periods. However, we believe that in the future an increasing portion of our costs will be denominated in foreign currencies as we increase operations in Europe and open offices in other countries. We currently do not engage in foreign exchange hedging activities and, although we have not yet experienced any material losses due to foreign currency fluctuation, a small portion of our international revenues are currently subject to the risks of foreign currency fluctuations, and these risks will increase as our international revenues increase.

Our recent and any potential acquisitions could require significant management attention and prove difficult to integrate with our business, which could distract our management, disrupt our business, dilute stockholder value and adversely affect our operating results.

As part of our strategy, we intend to continue to make investments in complementary companies, products or technologies. We recently acquired SoftVision SRL’s workforce (through a transfer in June 2004), Search Software America Pty. Ltd. (in March 2004), Synchrologic, Inc. (in December 2003) and Spontaneous Technology, Inc. (in September 2003), substantially all of the assets of Loudfire, Inc. (in July 2003) and Starfish Software, Inc. (in March 2003). We may not realize future benefits from any of these acquisitions, or from any acquisition we may make in the future. If we fail to integrate successfully our past and future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. If our customers are uncertain about our ability to operate on a combined basis, they could delay or cancel orders for our products. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.

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

As of July 31, 2004, our goodwill, developed and core technology and other intangibles amounted to $95,116,000, net of accumulated amortization. We ceased to amortize our existing goodwill upon our adoption of SFAS No. 142 in the beginning of fiscal 2003. We will amortize approximately $8,386,000, $7,720,000, $6,777,000, $3,354,000 and $3,591,000 of developed and core technology and other intangibles in fiscal 2005, 2006, 2007, 2008 and thereafter, respectively. We expect, however, that amortization expense may increase significantly as a result of any future acquisitions. To the extent we do not generate sufficient cash flows to recover the net amount of any investment in goodwill and other intangibles recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other intangible assets as a result of any future acquisitions we may complete. Future amortization of such other intangible assets or impairments, if any, of goodwill would adversely affect our results of operations in any given period.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business.

Effective internal controls are necessary for us to provide reliable financial reports and to detect and prevent fraud. We periodically assess our system of internal controls, and the internal controls of service providers upon which we rely, to review their effectiveness and identify potential areas of improvement. These assessments may conclude that enhancements, modifications or changes to our system of internal controls are necessary. In addition, from time to time we acquire businesses, many of which have limited infrastructure and systems of internal controls. Performing assessments of internal controls, implementing necessary changes, and maintaining an effective internal controls process is expensive and requires considerable management attention, particularly in the case of newly acquired entities. Internal control systems are designed in part upon assumptions about the likelihood of future events, and all such systems, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. If we fail to implement and maintain an effective system of internal controls or prevent fraud, we could suffer losses, could be subject to costly litigation, investors could lose confidence in our reported financial information and our brand and operating results could be harmed, which could have a negative effect on the trading price of our common stock.

We may have difficulty implementing in a timely manner the internal controls procedures necessary to allow our management to report on the effectiveness of our internal controls, and we may incur substantial costs in order to comply with the requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 has introduced many new requirements applicable to us regarding corporate governance and financial reporting. Among many other requirements is the requirement under Section 404 of the Act for management to report on our internal controls over financial reporting and for our registered public accountant to attest to this report. We are required to comply with Section 404 effective the fiscal year ending July 31, 2005. Our management has begun the necessary processes and procedures for issuing its report on our internal controls

Our recent acquisitions of companies, some of which have operations outside the United States, provided us with challenges in implementing the required processes and procedures in our acquired operations. These acquired companies may not have disclosure controls and procedures or internal controls over financial reporting that are as thorough or effective as those required by securities law in the United States. We, therefore, intend to devote substantial time and have incurred and will continue to incur substantial costs during fiscal 2005 to implement appropriate controls and procedures in all our offices, including our acquired companies to ensure compliance. We cannot, however, be certain that we will be successful in complying with Section 404.

Future sales of our common stock, including the shares underlying the convertible senior notes we recently issued, may depress our stock price.

If our current stockholders sell substantial amounts of common stock in the public market, the market price of our common stock could fall. In addition, these sales of common stock could adversely affect the trading price of our recently issued convertible senior notes and impede our ability to raise funds in the future at an advantageous price, or at all, through another sales of securities. We have recently issued shares of our common stock in connection with our acquisitions of Synchrologic and Spontaneous Technology and substantially all of the assets of Loudfire.

As of September 15, 2004, we had approximately 65,783,251 shares of common stock outstanding. The total number of outstanding shares includes a total of approximately 1,435,890 shares of common stock issued in connection with our acquisitions that are subject to certain contractual restrictions. These restrictions expire, and the shares will become freely tradable, as follows:

•	up to 1,211,000 shares that may be released from escrow on December 31, 2004, issued in connection with our acquisition of Synchrologic; and

•	up to 224,890 shares that may be released from escrow on or before March 31, 2005, issued in connection with our acquisition of Spontaneous Technology.

Assuming that the maximum number of shares and options are issued and registered by us in connection with all of our recent acquisitions and assuming that all shares subject to vested options to purchase common stock under our stock plans are issued, additional shares of our common stock could become issued or issuable and freely tradeable in the public market through approximately July 31, 2005, as follows:

•	approximately 170,000 shares of our common stock that may be issued in February 2005 under our employee stock purchase plan;

•	up to 2,093,928 shares of our common stock that may be issued in October 2004 if certain earn-out conditions in our acquisition of Spontaneous Technology are achieved (to date, the required run rate has not been met, we therefore do not anticipate issuing any of these shares); and

•	4,289,950 shares issuable upon exercise of outstanding options that will be vested by July 31, 2005.

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

In addition, the Financial Accounting Standards Board (FASB) recently issued a proposed statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting treatment for employee stock options and other share-based payment transactions. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses. If passed, the proposed statement and the change in accounting treatment could result in our reporting increased operating expenses, which would decrease any reported net income or increase any reported net loss, and could adversely affect the market price of our common stock.

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

The success of our business will continue to depend upon certain key technical and senior management personnel, including our president and chief executive officer, Woodson Hobbs; chief operating officer, Clyde Foster; chief marketing officer, Robert Gerber; chief strategy officer, Steven Goldberg; chief financial officer, J. Keith Kitchen; and chief technology officer, Said Mohammadioun, many of whom would be extremely difficult to replace. Competition for such personnel is intense, and we cannot be certain that we will be able to retain our existing key managerial, technical, or sales and marketing personnel. The loss of these officers and other or key employees in the future might adversely affect our business and impede the achievement of our business objectives. We believe our ability to achieve increased revenues and to develop successful new products and product enhancements will depend in part upon our ability to attract and retain highly skilled sales and marketing and qualified product development personnel. In addition, competition for employees in our industry and geographic location could be intense. We may not be able to continue to attract and retain skilled and experienced personnel on acceptable terms. Our ability to hire and retain such personnel will depend in part upon our ability to raise capital or achieve increased revenue levels to fund the costs associated with such personnel. Failure to attract and retain key personnel will adversely affect our business.

We may have to expend substantial funds on sales and marketing in the future.

To increase awareness for our new and existing products, technology and services, we expect to spend significantly more on sales and marketing in the future. We also plan to continue to leverage our relationships with industry leaders and to expand and diversify our sales and marketing initiatives to increase our sales to wireless carriers and enterprises. If our marketing strategy is unsuccessful, we may not be able to recover these expenses or even generate any revenues. We will be required to develop a marketing and sales campaign that will effectively demonstrate the advantages of our products, technology and services. We may also elect to enter into agreements or relationships with third parties regarding the promotion or marketing of our products, technology and services. We cannot be certain that we will be able to establish adequate sales and marketing capabilities, that we will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms, or that any third parties with whom we enter into such arrangements will be successful in marketing and promoting the products, technology and services offered by us.

We are exposed to the risk of product returns from retailers, which are estimated and recorded by us as a reduction in sales.

Although we attempt to monitor and manage the volume of our sales to retailers, overstocking by retailers or changes in their inventory level policies or practices may require us to accept returns above historical levels. In addition, the risk of product returns may increase if the demand for new products we introduce is lower than what we anticipate at the time of introduction. Although we believe that we provide an adequate allowance for sales returns, actual sales returns could exceed our estimated recorded allowance. Any product returns in excess of recorded allowances could result in a material adverse effect on net revenues and operating results. As we introduce more products, timing of sales to end users and returns to us of unsold products by distributors and resellers become more difficult to predict and could result in material fluctuations in quarterly operating results.

Our products may contain errors that could subject us to product-related claims.

Our products may contain undetected errors or failures, which can result in loss of or delay in market acceptance and could adversely impact future operating results. Our insurance may not cover us for certain claims related to product failures. Although our license agreements contain provisions limiting our liability in the case of damages resulting from use of the software, in the event of such damages, we may be found liable, and in such event, such damages could materially affect our business, operating results and financial condition.

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

We may not have the ability to raise the funds necessary to finance the fundamental change redemption option associated with our outstanding convertible senior notes.

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

The fundamental change redemption rights in our outstanding convertible senior notes could discourage a potential acquirer.

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

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The executive officers and directors of Intellisync as of September 1, 2004, are as follows:

Name	Age	Position
Woodson Hobbs	57	President, Chief Executive Officer and Director
Clyde Foster	43	Chief Operating Officer
Robert Gerber	41	Chief Marketing Officer
Steven Goldberg	42	Chief Strategy Officer
J. Keith Kitchen	41	Chief Financial Officer
Said Mohammadioun	57	Chief Technology Officer and Director
Michael M. Clair	56	Chairman of the Board, Compensation Committee and Nominating Committee and Member of the Audit Committee
Richard Arnold	56	Director and Member of the Audit Committee, Compensation Committee and Nominating Committee
Kirsten Berg-Painter	44	Director and Member of the Compensation Committee and Nominating Committee
Michael J. Praisner	58	Director, Chairman of the Audit Committee and Member of the Compensation Committee and Nominating Committee

Mr. Hobbs became the president and chief executive officer of the Company in June 2002. He has also served as a director of the Company since joining the company. Prior to joining the Company, Mr. Hobbs served as a consulting executive for the venture capital community, and as a strategic systems consultant to large corporations. From 1995 to 2002, Mr. Hobbs held the position of interim chief executive officer at the following companies: FaceTime Communications, a provider of instant messaging network-independent business solutions; Tradenable, Inc., an online escrow service company; BigBook, Inc., a pioneer in the online yellow pages industry; and I/PRO Corporation, a leader in quantitative measurement of Web site usage. From 1993 to 1994, Mr. Hobbs served as chief executive officer of Tesseract Corporation, a human resources outsourcing and software company. Mr. Hobbs spent the early part of his career with Charles Schwab Corporation, a securities brokerage and financial service company, as chief information officer and with Service Bureau, a division of International Business Machines Corporation, or IBM, the world’s largest information technology company, as one of the developers and the director of operations of Online Focus, an online credit union system that ultimately served over 20 million members.

Mr. Foster became the chief operating officer of the Company in July 2004 overseeing corporate operations and the sales of the Company’s products to leading enterprises, OEMs, and wireless operators. Mr. Foster previously served as senior vice president of sales and marketing since joining the Company in September 2002. From July 1999 to September 2002, Mr. Foster served as president and chief executive officer of eConvergent, Inc., a next-generation customer data integration software company. Prior to founding eConvergent, Mr. Foster established and led the Global Solutions Services division of Aspect Communications Corporation, a provider of business communications solutions from April 1996 to June 1999. Previously, Mr. Foster held a variety of sales and professional services management positions during his 14 years at IBM. Mr. Foster holds a BS degree in Mathematics from North Carolina State University.

Mr. Gerber became the chief marketing officer, overseeing all marketing, strategy, and e-commerce operations, of the Company in April 2004. Most recently, prior to joining the Company, Mr. Gerber served as managing director and group vice president of Carlson Marketing Group, a relationship marketing company. Previously, Mr. Gerber held a variety of management and consulting positions at American Express Company, a diversified worldwide travel, financial, and network services company, Deloitte Consulting, a global management consulting firm, and Digitas, Inc., an integrated marketing agency. Mr. Gerber is the founder of @once, Inc., a private email messaging company, and served as chief marketing and strategy officer of Commtouch Software Limited, an email infrastructure company. Mr. Gerber holds a BS in engineering degree from the University of Virginia and an MBA degree from Harvard University.

Mr. Goldberg became the chief strategy officer of the Company in July 2004. As chief strategy officer, Mr. Goldberg is responsible for the Company’s merger and acquisition activities and helps define the company’s long-term intellectual property, product and corporate strategies. Mr. Goldberg previously served as vice president of corporate development since joining the Company in February 2004. From August 2001 to October 2003, Mr. Goldberg served as president and chief executive officer of Hiwire, Inc., a venture capital-funded Internet radio company, whose technology enabled over 400 North American radio stations to migrate content to the Internet. From November 1999 to October 2000, Mr. Goldberg served as senior vice president of the Consumer Division of Go2Net, Inc., a network of branded, technology- and community-driven Web sites. From June 1995 to October 1999, Mr. Goldberg was employed by Microsoft Corporation, a leading innovator in software and business technologies, as director of localization and the group manager of the company’s advertising business unit. Mr. Goldberg holds a BA and master of science in management degrees from Columbia University.

Mr. Kitchen became the chief financial officer of the Company in July 2004. Mr. Kitchen most recently served as vice president of finance and administration and chief accounting officer from August 2002 to July 2004 and also as corporate controller since joining the Company in February 2000 with the Company’s acquisition of NetMind Technologies, Inc., a venture capital-funded Internet software company. Mr. Kitchen joined NetMind in January 1999 as its controller and later became its vice president of finance and administration from July 1999 to February 2000. Mr. Kitchen also served in a variety of financial management positions at Intellect Electronics, Inc., a provider of electronic commerce and smart card solutions, from March 1997 to December 1998, and at Bausch & Lomb, Inc., a global technology based healthcare company, from July 1990 to March 1997. Previously, Mr. Kitchen served as certified public accountant with Ernst & Young LLP, a professional services organization. Mr. Kitchen holds a bachelor of science in business administration degree from Bucknell University and is a graduate of Northwestern University’s Kellogg Graduate School of Management.

Mr. Mohammadioun became the chief technology officer and a director of the Company in December 2003 following the Company’s acquisition of Synchrologic, Inc. a provider of mobile infrastructure solutions. Mr. Mohammadioun joined Synchrologic in October 1996 as its chief executive officer. Previously, Mr. Mohammadioun served as vice-president of Lotus Development Corporation, a provider of knowledge management solutions, from 1990 to 1995. From 1983 to 1990, he was the chief executive officer of Samna Corporation, a word-processing software company founded by Mr. Mohammadioun in 1983. Samna was sold to Lotus Development Corporation in 1990. Mr. Mohammadioun holds a master degree in electrical engineering from Georgia Institute of Technology and an MBA degree from Georgia State University.

Mr. Clair became a director of the Company in December 1994 and has served as chairman of the board of the Company since March 1995. Since June 1995, Mr. Clair has served as an independent financial consultant. Mr. Clair was a founder of SynOptics Communications (now Nortel Networks), a computer networking company, and from January 1987 to November 1992, served as vice president of sales and marketing and then as senior vice president of sales and customer service of SynOptics. Mr. Clair has more than 30 years of experience in data processing, data and voice communications and local area networking, as well as various wireless technologies. He spent the early part of his career with Tymshare, Inc., a computer time-sharing company, and ROLM, a manufacturer of digital PBX equipment, in a variety of sales and marketing positions. He holds a BS degree in business and an MBA degree from the University of Buffalo. Mr. Clair is a director of several private companies.

Mr. Arnold  became a director of the Company in May 2004. Since June 2001, Mr. Arnold has served as founding partner of Committed Capital Pty. Ltd., a private equity investment company based in Sydney, Australia. From August 1999 to May 2001, Mr. Arnold served as executive director of Consolidated Press Holdings Limited, also a private investment company based in Sydney. Previously, Mr. Arnold served as managing director of TD Waterhouse Australia, a securities dealer; as chief executive officer of Integrated Decisions and Systems, Inc., an application software company; as managing director of Eagleroo Pty. Ltd., a corporate advisor company. From 1977 to 1990, Mr. Arnold served in various capacities with Charles Schwab & Company, Inc., a securities and financial services brokerage, including as chief financial officer and later as executive vice president responsible for the company’s strategy and corporate development unit. Mr. Arnold holds a BS degree in psychology from Stanford University.

Ms. Berg-Painter became a director of the Company in August 2001. Since November 2000, Ms. Berg-Painter has served as an independent marketing consultant. From July 1998 to October 2000, Ms. Berg-Painter served as senior vice president of worldwide marketing at Clarify, Inc., an enterprise customer relationship management, or CRM, company. From 1989 to 1998, Ms. Berg-Painter served in various capacities with Aspect Communications Corporation, a provider of customer relationship portals, last serving as general manager and vice president of one of its product divisions. Previously, Ms. Berg-Painter served as director of product marketing for AST Research, Inc., a personal computer manufacturer, and as director of marketing for Syntellect, Inc., a provider of call-center technology and hosted service solutions. Ms. Berg-Painter began her career at IBM where she held various systems engineering and marketing positions. She holds a BA degree in business and economics from University of California, Los Angeles and attended business school at Norges Handelshøyskole in Bergen, Norway.

Mr. Praisner became a director of the Company in April 2001. Prior to his retirement, from April 1998 to October 1999, Mr. Praisner served as vice president of finance and administration and chief financial officer of Beyond.com Corporation, an online software resale company. From 1995 to 1997, Mr. Praisner served as vice president, finance and administration, chief financial officer, and secretary of Silicon Storage Technology, Inc., a supplier of flash memory devices. From 1994 to 1995, Mr. Praisner served as vice president, finance and chief financial officer of MicroModule Systems, Inc., a manufacturer of multichip modules for computer and telecommunications applications. From 1992 to 1993, Mr. Praisner served as vice president, finance and chief financial officer of Electronics for Imaging, Inc., a manufacturer of color desktop publishing computer systems. During part of 1991, Mr. Praisner served as vice president, finance and chief financial officer of Digital Link Corp., a computer communications equipment company. From 1989 to 1991, Mr. Praisner served as corporate controller of Applied Materials Inc., a manufacturer of semiconductor wafer fabrication equipment. He holds a BA degree in liberal arts and MBA degree from Southern Methodist University and is a Certified Public Accountant.

ITEM 2.	PROPERTIES

At July 31, 2004, we leased the facilities described below:

Location	Function	Square Feet		Lease Expiration Date
United States
San Jose, CA	Corporate headquarters, administrative offices, engineering and sales and marketing	33,821	(1)	June 2006
Los Gatos, CA		15,000	(2)	August 2005
Santa Cruz, CA		20,924	(3)	May 2006
Greenwich, CT	Administrative offices and sales and marketing	4,276		January 2005
Alpharetta, GA	Administrative offices, engineering, professional services and sales and marketing	22,409		December 2004
Nashua, NH		19,938	(2)	December 2004
Salt Lake City, UT	Engineering	5,717		April 2006

Europe
Sofia, Bulgaria	Engineering and professional services	15,200		April 2007
Cologne, Germany	Sales	2,754		June 2007
Cluj-Napoca, Romania	Engineering and professional services	8,611		June 2005
Reading, United Kingdom	Sales	1,429		August 2007

Asia-Pacific
Canberra, Australia	Engineering	3,014		August 2008
Sydney, Australia	Administrative offices and sales and marketing	2,626		June 2006
Tokyo, Japan	Administrative offices and sales and marketing	3,024		July 2006

(1)	6% of property is subleased to a third-party for the duration of the lease term.

(2)	Subleased to a third-party for the duration of the lease term.

(3)	Available for sublease.

The leased property located in Salt Lake City, Utah was acquired upon the completion of the Spontaneous Technology’s acquisition in September 2003. The leased property located in Alpharetta, Georgia was acquired upon the completion of the Synchrologic acquisition in December 2003. The leased properties in Greenwich, Connecticut, Reading, United Kingdom and Canberra and Sydney, Australia were acquired upon completion of the Search Software America acquisition in March 2004. We believe that these facilities are adequate to meet the present and future operational requirements of our newly acquired subsidiaries.

We lease space in Los Gatos and Santa Cruz, California, as well as in Nashua, New Hampshire, for offices that were closed as a result of the restructuring and cost reduction plans we implemented in previous fiscal years. Refer to the discussions under the caption “Restructuring and Other Charges” set forth in Item 7, Part II of this Annual Report on Form 10-K for more information on the restructure charges related to these facilities. We have secured tenants for some of our vacated facilities and are actively marketing to sublet the remainder. We have experienced difficulties, however, in subletting other vacated offices because of the continuing deterioration of the real estate markets in those locations.

We believe that our existing facilities are sufficient to meet our present and future foreseeable needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business, including proceedings related to our products, services, technologies and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

In August 2004, a patent-infringement claim was filed against us by NCR Corporation in the U.S. District Court for the Southern District of Ohio Western Division. In the complaint, NCR allege certain of our products infringe three of its patents which cover technology for synchronizing databases between personal digital assistants and host computers. Based on a lengthy review, we believe that we do not infringe on any of the asserted NCR patents. Separately, on September 9, 2004, we filed a petition complaint for declaratory judgment against NCR requesting, among other things, that a judgment be entered finding that we do not infringe an NCR patent asserted against one of our licensees, Garmin Ltd. Refer to the discussion set forth in Item 1 under the caption “Risk Factors — We may be unable to adequately protect our proprietary rights; “Risk Factors — We may be subject to intellectual property infringement claims, which are costly to defend and could limit our ability to use certain technologies in the future” and “Risk Factors — We have been, are, and may be in the future be involved in litigation that could result in significant costs to us.”

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

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended July 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Intellisync’s common stock began trading on the Nasdaq National Market on December 5, 1996, under the symbol “PUMA.” We changed our name to Intellisync Corporation on February 17, 2004, at which time our ticker symbol changed to “SYNC.” The following table sets forth the high and low closing prices for our common stock as reported on the Nasdaq National Market from August 1, 2002, through July 31, 2004.

	High	Low
Fiscal 2003
First fiscal quarter (August 1, 2002 to October 31, 2002)	$0.49	$0.22
Second fiscal quarter (November 1, 2002 to January 31, 2003)	$1.55	$0.36
Third fiscal quarter (February 1, 2003 to April 30, 2003)	$3.30	$1.13
Fourth fiscal quarter (May 1, 2003 to July 31, 2003)	$4.08	$2.31

Fiscal 2004
First fiscal quarter (August 1, 2003 to October 31, 2003)	$6.99	$3.05
Second fiscal quarter (November 1, 2003 to January 31, 2004)	$7.51	$3.98
Third fiscal quarter (February 1, 2004 to April 30, 2004)	$4.65	$2.26
Fourth fiscal quarter (May 1, 2004 to July 31, 2004)	$3.35	$1.64

As of September 15, 2004, there were approximately 471 stockholders of record of our common stock and 65,783,251 shares of common stock outstanding. Additionally, on such date the last reported closing sale price of our common stock, as reported by the Nasdaq National Market, was $2.18 per share.

We have never paid dividends on our capital stock. We currently intend to retain any future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

The disclosure required by Item 201(d) of Regulation S-K is incorporated by reference to the definitive proxy statement for our 2004 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this form under the caption “Equity Compensation Plan Information.”

Recent Sales of Unregistered Securities

In March 2004, we completed the offering of $60,000,000 of convertible senior notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended, or the Securities Act. Proceeds of approximately $57,100,000, net of the initial purchasers’ discounts and commissions and estimated offering costs, were received from this offering. For more information regarding the terms of these convertible senior notes, refer to the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Convertible Senior Notes.”

The offer and sale of securities in the transaction described above was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as a transaction by an issuer not involving any public offering. The securities were resold by the initial purchasers upon reliance on Rule 144A. Each initial purchaser made representations that it was an “accredited investor,” as defined in Rule 501 promulgated under the Securities Act, and as to its compliance with Rule 144A.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our consolidated financial statements. Historical results should not be taken as indicative of the results that may be expected for any future period. This summary of our consolidated financial information for fiscal years 2000 to 2004 should be read along with our audited consolidated financial statements contained in this Annual Report on Form 10-K. The summarized financial information, other than the statements of operations data for fiscal 2000 and 2001 and the balance sheets data at July 31, 2000, 2001 and 2002, was taken from these financial statements. Certain amounts in prior periods have been reclassified to conform to the current presentation.

This summary of consolidated financial statements includes the accounts of Intellisync and our wholly and majority owned subsidiaries.

In addition to the effect of acquisitions, there were a number of other items that affected the comparability of this information:

•	The results of operations for fiscal year 2004 include the effect of charges including $600,000 for facilities cost adjustment relating to restructuring actions implemented in prior year, $253,000 for severance costs, and $76,000 for operating expenses relating to a potential acquisition that was subsequently abandoned. We recorded a charge of $3,667,000 for purchased in-process research and development in connection with the acquisitions of Spontaneous Technology, Inc., and acquisition of Synchrologic, Inc., and Search Software America Pty. Ltd., or SSA. An additional charge of $745,000 was incurred in connection with certain stock options accounted for using variable accounting. A net litigation settlement gain of $1,576,000 was also recorded for fiscal 2004.

•	The results of operations for fiscal year 2003 include the effect of charges including $379,000 for operating expenses relating to a potential acquisition that was subsequently abandoned, $257,000 for severance and separation costs, and $159,000 for facilities cost adjustment relating to restructuring actions implemented in the prior year. We also recorded a $60,000 recovery of lease payments deemed uncollectible in the prior year. Additional charges incurred in fiscal 2003 include an other-than-temporary impairment of investments of $2,394,000, non-cash stock compensation expense of $1,585,000 in connection with certain stock options and restricted stock accounted for using variable accounting and $157,000 in connection with the options granted by NetMind Technologies, Inc. prior to our acquisition of NetMind, and purchased in-process research and development of $406,000 in connection with our acquisition of Starfish Software, Inc.

•	The results of operations for fiscal year 2002 include the effect of charges including $5,595,000 for severance and separation costs, facilities consolidation and assets held for disposal associated with the cost reduction program implemented during the third and fourth quarters of fiscal 2002 and $5,249,000 for write-downs of impaired intangibles and assets related to our terminated online operations. We recorded a charge for impairment of certain excess software development tools, a provision for rent reimbursement deemed uncollectible and an other-than-temporary impairment of investments of approximately $580,000, $330,000 and $380,000, respectively. Non-cash stock compensation expense of $367,000 was also recorded in connection with the options granted by NetMind prior to our acquisition of NetMind.

•	The results of operations for fiscal year 2001 include the effect of a $1,417,000 charge for severance costs, facilities consolidation and assets held for disposal associated with the cost reduction programs implemented in the third and fourth quarters of fiscal 2001. Additional charges were incurred for write-downs of impaired intangibles and other assets of $10,614,000 and direct investments of $1,180,000, and non-cash stock compensation expense of $1,058,000 in connection with the options granted by NetMind prior to our acquisition of NetMind and the stock option regrant program implemented in July 2001.

•	The results of operations for fiscal year 2000 include charges of $6,322,000 for merger related expenses, $3,877,000 was incurred for accretion of redeemable convertible preferred stock and $2,002,000 for non-cash stock compensation expense incurred in connection with the acquisition of NetMind. An additional charge of $4,218,000 was incurred for purchased in-process research and development in connection with the acquisitions of ProxiNet, Inc.

Condensed Consolidated Statements of Operations Data   (in thousands, except per common share data)

	Year Ended July 31,
	2004	2003	2002	2001	2000
Revenue	$42,308	$24,860	$22,940	$38,202	$30,512
Net loss	$(9,455)	$(7,736)	$(34,518)	$(41,818)	$(22,199)
Accretion of mandatorily redeemable convertible preferred stock to redemption value	—	—	—	—	(3,877)
Net loss attributable to common stockholders	$(9,455)	$(7,736)	$(34,518)	$(41,818)	$(26,076)
Basic and diluted net loss per common share	$(0.16)	$(0.17)	$(0.77)	$(0.96)	$(0.74)

Condensed Consolidated Balance Sheets Data (in thousands)

	July 31,
	2004	2003	2002	2001	2000
Cash, cash equivalents and short-term investments	$53,648	$27,159	$34,431	$48,908	$85,260
Working capital	$51,693	$25,173	$28,099	$44,489	$80,317
Total assets	$170,354	$41,167	$47,312	$78,934	$118,655
Long-term obligations	$61,074	$921	$1,991	$—	$310
Total stockholders’ equity	$94,391	$31,796	$34,884	$68,192	$105,077

Summary Condensed Quarterly Data (unaudited, in thousands, except per common share data)

	Three Months Ended
	July 31, 2004	April 30, 2004	Jan 31, 2004	Oct 31, 2003	July 31, 2003	April 30, 2003	Jan 31, 2003	Oct 31, 2002
Revenue	$13,282	$11,007	$10,003	$8,016	$7,304	$6,725	$5,821	$5,010
Cost of revenue	3,490	3,227	2,197	1,787	1,464	1,317	968	973
Gross profit	9,792	7,780	7,806	6,229	5,840	5,408	4,853	4,037
Operating expenses	11,148	11,396	11,148	8,509	7,755	6,950	5,691	5,536
Operating loss	$(1,356)	$(3,616)	$(3,342)	$(2,280)	$(1,915)	$(1,542)	$(838)	$(1,499)
Net loss	$(1,758)	$(2,184)	$(3,252)	$(2,261)	$(1,800)	$(3,813)	$(747)	$(1,376)
Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.06)	$(0.05)	$(0.04)	$(0.08)	$(0.02)	$(0.03)
Shares used in computing basic and diluted net loss per common share	64,070	63,859	54,475	48,266	47,071	46,106	45,764	45,383

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes a number of forward-looking statements. You should read this section in conjunction with the cautionary language applicable to such forward-looking statements described above in Item 1 found in Part I of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to release publicly any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Management’s discussion and analysis includes:

•	Business overview.

•	A discussion of estimates and assumptions affecting the application of our critical accounting policies.

•	A comparison of our results of operations for fiscal 2004 with the results for fiscal 2003, and the results for fiscal 2003 with those for fiscal 2002.

•	Recently issued accounting pronouncements.

•	A discussion of our liquidity and capital resources.

Business Overview

We develop, market and support desktop, enterprise and carrier-class synchronization software that enable consumers, business professionals and IT professionals to extend the capabilities of wireless or wireline personal communications platforms. Our products are designed to improve the productivity of business professionals who require access to essential, current information, anytime and anywhere.

We have organized our operations into a single operating segment encompassing the development, marketing and support of software and services that provide synchronization, wireless email, mobile application development, application/device management, real-time remote information access, secure VPN, and identity searching/matching/screening capabilities.

We license our software products directly to corporations, wireless carriers, original equipment manufacturers, or OEMs, and business development organizations worldwide. In addition, we sell our retail products through several distribution channels both in the United States and internationally, including major distributors, resellers, computer dealers, retailers and mail-order companies. Internationally, we are represented by over 120 distributors, resellers and retailers in North America, Europe, the Asia-Pacific region, South America and Africa.

One component of our business strategy is to enhance stockholder value through the acquisition of companies and technologies that we can leverage to improve our strategic market position and growth potential in both emerging and established technologies. Our recent acquisitions, together with our internal development efforts, have been aimed at expanding our focus from cabled synchronization to synchronization for wireless handhelds, smartphones, laptops and tablets, where a number of industry analysts, such as International Data Corporation, or IDC, predict future growth. We expect the acquisition of Spontaneous Technology, Inc., Synchrologic, Inc. and Search Software America Pty. Ltd., as well as transfer of employees from SoftVision SRL, along with the efforts of our management and employee, to aid in our growth and development, including in the wireless carrier markets. For details on the acquisitions, refer to the discussion under the caption “Acquisitions” set forth under Liquidity and Capital Resources below.

We intend to capitalize on the continued growth in demand for wireless services and the related infrastructure required, including hosting, application and other related services, to support that growth. As such, maintaining and cultivating relationships with wireless carriers is currently one of the critical focus areas of our research and development and sales and marketing groups. We believe that wireless services will continue to be one of the fastest growing segments of the telecommunications industry and that wireless carriers will be under increasing competitive pressure. As a result, we believe there will be significant opportunities to provide wireless carriers with services that enable them to focus internal resources on their core business activities while increasing revenues, improving service quality and reducing costs.

We also plan to continue working on achieving operational and cost efficiencies. Our restructuring program during the third quarter of fiscal 2004 reflects our ongoing efforts to better align our costs structure with revenue performance.

We expect to continue to implement our business development strategy in fiscal 2005. To increase market share, we may also attempt to acquire or seek alliances with key competitors and other companies that may have important products and synergies with our existing operations and products.

Convertible Senior Notes

To implement our business strategy, we fund our acquisitions, research and development and general working capital primarily through cash flow from operations and recently through debt issuance. During the third quarter of fiscal 2004, we completed the offering of $60,000,000 of convertible senior notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act. Proceeds of approximately $57,100,000, net of the initial purchasers’ discounts and commissions and estimated offering costs, were received from the offering in March 2004. A portion of the net proceeds of the offering were used to complete the acquisition of SSA. We intend to use the balance of the net proceeds to fund possible investments in, or acquisitions of, complementary businesses, products or technologies or establishing joint ventures and for general corporate purposes and working capital requirements. We invested the net proceeds from this offering, pending their ultimate use, in short-term, interest-bearing, investment grade securities. For further details on the convertible senior notes, as well as the interest rate swaps we entered into in conjunction with the notes, refer to the discussion under the caption “3% Convertible Senior Notes” and “Interest Rate Swaps” set forth under Liquidity and Capital Resources below.

Estimates, Assumptions and Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations are based on our consolidated financial statements and notes thereto set forth in Part IV of this Annual Report on Form 10-K. Our consolidated financial statements are prepared in accordance with generally accepted accounting principles, or GAAP, in the United States. These accounting principles require us to make certain estimates, judgments and assumptions, which we review with our audit committee. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon various factors and information available to us at the time that these estimates, judgments and assumptions are made. These factors and information may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third party professionals. The estimates, judgments and assumptions we make can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.

We use estimates in accounting for, among other things, various revenue contracts, returns, recoverability of long-lived assets and investments, in-process research and development, restructuring accruals, contingencies, allowances for uncollectible receivables, and depreciation and amortization. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	License and services revenue recognition.

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

For contracts with multiple elements, and for which vendor-specific objective evidence of fair value for the undelivered elements exists, revenue is recognized for the delivered elements based upon the residual contract value as prescribed by the American Institute of Certified Public Accountants in Statement of Position (SOP) No. 98-9. We have accumulated relevant information from contracts to use in determining the availability of vendor-specific objective evidence and believe that such information complies with the criteria established in SOP No. 97-2, “Software Revenue Recognition” which provides guidance on generally accepted accounting principles for recognizing revenue on software transactions. If we were to allocate the respective fair values of the aforementioned elements differently, the timing of our revenue recognition might differ substantially from that previously estimated or reported.

License and services revenue associated with contracts that involve significant implementation of customization of services, which are essential to the functionality of the software, is recognized over the period of each engagement, primarily using the percentage-of-completion method. Labor hours incurred is generally used as the measure of progress towards completion as prescribed by SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts.” Revenue for these arrangements is classified as license revenue and services revenue based upon estimates of fair value of each element, and the revenue is recognized based on the percentage-of-completion ratio for the arrangement. Recognized revenue is subject to revisions as the engagement progresses to completion. Revisions in estimates or estimated losses on engagements are made in the period in which the loss becomes probable and can be reasonably estimated. Considerable judgment, such as the scope of work and reliance on the customer or other vendors to fulfill some tasks, may be required in determining estimates to complete an engagement. If we were to make different judgments or utilize different estimates of the total amount of work required to complete the engagement, the timing of our revenue recognition from period to period, as well as the related margins, might differ substantially from that previously estimated or reported. We consider a project completed at the go-live date. When we sell additional licenses, we recognize revenue after the go-live date if the products or seats have been delivered and no remaining obligations exist.

We license rights to use our intellectual property portfolio, whereby licensees, particularly OEMs, typically pay a non-refundable license fee in one or more installments and on-going royalties based on their sales of products incorporating our intellectual property. Revenue from OEMs under minimum guaranteed royalty arrangements, which are not subject to future obligations, is recognized when such royalties are earned and become payable. Royalty revenue is recognized as earned when reasonable estimates of such amounts can be made. Royalty revenue that is subject to future obligations is recognized when such obligations are fulfilled. Royalty revenue that exceeds minimum guarantees is recognized in the period earned. If we were to assess the collectibility of royalties differently or make different judgments or utilize different estimates, the timing and amount of our revenue recognition might differ substantially from previously estimated or reported.

•	Channel inventory and product returns.

The primary sales channel into which we sell our retail products is a network of distributors and value-added resellers in North America, Europe, Asia Pacific, South America and Africa. Agreements with our distributors and resellers contain specific product return privileges for stock rotation and obsolete products that are generally limited to contractual amounts. Reserves for estimated future returns are provided for upon revenue recognition. Product returns are recorded as a reduction of revenues. Accordingly, we have established a product returns reserve composed of 100% of product inventories held at our distribution partners, as well as an estimated amount for returns from customers of our distributors and other resellers as a result of stock rotation and obsolete products, among others.

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

We have accumulated over the years a significant amount of goodwill, other intangible assets, long-term and other long-lived assets as a result of our investments and acquisitions.

Goodwill represents the excess of the purchase price of acquired businesses over the fair value of the identifiable net assets acquired an is tested for impairment at least annually and written down only when impaired. Identifiable intangible assets result from the application of the purchase method of accounting for our acquisitions. Our identifiable intangible assets as of July 31, 2004, were composed of our unamortized developed and core technology, patents, trademark, customer base, covenant not-to-compete, customer contracts and acquired workforce (not accounted as a business combination). Developed and core technology, patents and customer base are amortized over the period of benefit, generally four to 10 years. Trademarks are amortized over the period of benefit of three years. Covenants not-to-compete, customer contracts and acquired workforce are amortized over the period of benefit, ranging from nine months to two years.

The ongoing evaluation for impairment of certain identifiable intangibles, investments and long-lived assets requires significant management estimation and judgment. We evaluate the carrying value of these assets for impairment, when events and circumstances indicate that the carrying amount of the underlying asset may not be recoverable as defined in the respective literature. In addition, SFAS No. 142, “Goodwill and Other Intangible Assets,” requires us to test goodwill annually using a two-step process. The first step is to identify a potential impairment. The second step measures the amount of the impairment loss, if any. Intangible assets with indefinite lives will be tested for impairment using a one-step process that compares the fair value to the carrying amount of the asset. Changes in the manner of use of the acquired assets, changes in overall business strategy, negative industry or economic trends, and decline in stock price and market capitalization may trigger an impairment review for certain intangibles. Poor operating results of underlying investments or adverse changes in market conditions may result in losses or an inability to recover the carrying value of investments. Changes in market value of the assets, physical changes and continuing operating or cash-flow losses associated with assets used to generate revenue may suggest problems of recoverability for certain long-lived assets. Whenever the evaluation demonstrates that the carrying amount of an intangible, investment or any other long-lived asset is not recoverable, an impairment charge may be required.

As of July 31, 2004, our goodwill amounted to $65,288,000. The annual impairment review for goodwill was completed on July 31, 2004, and did not identify any impairment. As of July 31, 2004, other intangibles amounted to $29,828,000, net of accumulated amortization. We expect to amortize approximately $8,386,000, $7,720,000, $6,777,000, $3,354,000 and $3,591,000 of our other intangibles in fiscal 2005, 2006, 2007, 2008 and thereafter, respectively, based on our acquisitions completed as of July 31, 2004. To the extent we do not generate sufficient cash flows to recover the net amount of our investment in goodwill, intangibles and other long-lived assets recorded, the investment could be considered impaired and subject to earlier write-off.

•	In-Process Research and Development.

We value tangible and intangible assets acquired through our business acquisitions, including in-process research and development, or IPR&D, at fair value. We determine IPR&D through established valuation techniques for various projects for the development of new products and technologies and expenses IPR&D when technical feasibility is not reached. The value of IPR&D is determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project is analyzed and estimates and judgments are made to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. During fiscal 2004, 2003 and 2002, we expensed approximately $3,667,000, $406,000 and zero, respectively, in IPR&D charges primarily related to the various acquisitions we had because the technological feasibility of certain products under development had not been established and no future alternative uses existed. If we acquire other companies with IPR&D in the future, we will value the IPR&D through established valuation techniques and will incur future IPR&D charges if those products under development have not reached technical feasibility.

•	Restructuring accruals.

In recent years, we implemented several cost-reduction plans as part of our continued effort to streamline our operations to properly size ongoing operating expenses. These plans resulted in restructuring charges related to, among others, the consolidation of excess facilities. These charges relate to facilities and portions of facilities we no longer utilize and either seek to terminate early or sublease. Lease termination costs for the abandoned facilities were estimated for the remaining lease obligations and brokerage fees offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sub-lessees and sublease rates which can be achieved using market trend information analyses provided by a commercial real estate brokerage retained by us. Each reporting period we review these estimates and to the extent that these assumptions change due to continued negotiations with landlords or changes in the market, the ultimate restructuring expenses for these abandoned facilities could vary by material amounts.

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

	Years Ended July 31,
	2004	2003	2002
Revenue:
License	66.9%	77.1%	83.6%
Services	33.1	22.9	16.4
Total revenue	100.0	100.0	100.0
Cost of revenue:
Cost of license revenue	4.9	4.8	4.8
Cost of services revenue	14.0	11.7	24.0
Amortization of developed and core technology	6.4	2.5	7.4
Total cost of revenue	25.3	19.0	36.2
Gross profit	74.7	81.0	63.8
Operating expenses:
Research and development	27.1	29.7	66.1
Sales and marketing	39.1	46.1	66.1
General and administrative	18.0	23.3	21.4
In-process research and development	8.7	1.6	—
Amortization of goodwill	—	—	15.1
Amortization of other intangible assets	4.6	0.4	—
Restructuring and other charges	2.2	3.2	24.4
Impairment of assets	—	—	22.9
Total operating expenses	99.7	104.3	216.0
Operating loss	(25.0)	(23.3)	(152.2)
Other income (expense)
Interest income	1.5	3.3	6.3
Interest expense	(0.6)	(0.0)	(0.4)
Litigation settlement gain, net	3.7	—	—
Other, net	(0.8)	(0.3)	(0.9)
Other-than-temporary impairment of investments	—	(9.6)	(1.7)
Total other income (expense)	3.8	(6.6)	3.3
Loss before income taxes	(21.2)	(29.9)	(148.9)
Provision for income taxes	(1.1)	(1.2)	(1.6)
Net loss	(22.3)%	(31.1)%	(150.5)%

Fiscal Year Ended July 31, 2004 as Compared to Fiscal Year Ended July 31, 2003

Revenue

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
Total revenue	$42,308	70.2%	$24,860

We derive revenue from two primary sources: software licenses and fees for services. Our fourth quarter of fiscal 2004 reflected our seventh consecutive quarter of increase in revenue, primarily due from revenue contributions of Intellisync Mobile Suite, professional service and SSA products and technology, reflected in the growth in the number of our technology licensing partners. These increases are largely the result of our recent acquisitions and, we believe, of increase in sales and marketing efforts, both domestically and internationally, and our emphasis on enhancing our product offerings. During the second half of fiscal 2004, our Intellisync Mobile Suite, Intellisync Handheld Edition, and Intellisync Phone Edition platforms have each added support for many new wireless devices or smartphones, the market for which we believe has experienced growth recently. We plan to continue to add wireless device support to our wide array of supported wired devices.

While the market for smartphones and other wireless mobile devices has been growing recently, the market for wired or traditional personal digital assistants, or PDAs, has continued to face challenges. The overall decline in traditional PDA sales has had a direct impact on sales of our Intellisync products through the consumer and online channels, where sales of our synchronization software typically occur at the same time a PDA is purchased, or shortly thereafter. Due to this decline, our retail revenue has not increased as we would have liked during fiscal 2004.

As we look ahead to fiscal 2005, we are planning for further sequential growth in our quarterly revenue made possible by our new enterprise and technology licensing partners and further contributions from Intellisync Mobile Suite and identity system products. Our acquisitions of Synchrologic and SSA have strengthened and, we expect, to continue to strengthen our presence in Europe and Asia-Pacific.

Our acquisition of Starfish and asset purchase of Loudfire in fiscal 2003, as well as our recent acquisitions of Spontaneous Technology, Synchrologic and SSA in fiscal 2004 have provided and are expected to further provide us with access to new technology capabilities, potential access to new markets and customers and other revenue-generation opportunities. We expect revenue benefits over time through synergies in technology, product development and operations. Our recent acquisitions already have made positive contributions to revenue for fiscal 2004. We believe that new and existing products based upon the technologies from Starfish, Spontaneous Technology, Synchrologic and SSA will continue to have a positive impact on revenues, provide operational benefits and improve our bottom line in fiscal 2005.

•	License Revenue

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
License revenue	$28,292	47.6%	$19,169
As percentage of total revenue	66.9%		77.1%

License revenue is earned from the sale and use of software products (including our technology licensing components) and royalty agreements with OEMs. The increase in absolute license revenue for fiscal 2004 as compared with that for fiscal 2003 reflected an increase of $4,726,000 in revenue from technology licensing components and an increase of $4,397,000 in revenue from enterprise. A significant portion of the increase in our license revenue for fiscal 2004 was contributed by Synchrologic and SSA. The increase in license revenue was also due to greater demand, as compared with the preceding fiscal year, for certain of our customers’ products in which our technology is embedded. The increase in our customers’ sales provided us with increased royalty proceeds. As a percentage of total revenue, license revenue decreased due to significant increase in our revenue from professional services as described below, as well as the general impact of the decline in wired or traditional PDA sales to our retail revenue.

•	Services revenue

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
Services revenue	$14,016	146.3%	$5,691
As percentage of total revenue	33.1%		22.9%

Services revenue is derived from fees for services, including fixed-price and time-and-materials professional services arrangements and amortization of maintenance contract programs. The increase in services revenue for fiscal 2004 as compared with that for fiscal 2003 resulted from an increase of $4,525,000 in professional service revenue associated with our technology licensing partners. The increase in professional service revenue was attributable to new customer contracts primarily associated with our recent acquisitions and increased sales effort. The increase in services revenue was also due to approximately $3,500,000 increase in amortization of our maintenance contract programs relating to increase in license revenue and a greater focus on renewals. In any period, services revenue from time and materials contracts is dependent, among other things, on license transactions closed during the current and preceding quarters and customer decisions regarding implementations of licensed software.

Enterprise and Retail Products

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
Enterprise and retail products revenue	$22,764	76.5%	$12,897
As percentage of total revenue	53.8%		51.9%

Our enterprise and retail products revenue includes sales to retail distribution channels, as well as direct sales of our personal and server products licensed to corporations for internal use. Enterprise and retail products include Intellisync Handheld Edition, Intellisync Handheld Edition for Enterprise (formerly Enterprise Intellisync), Intellisync Phone Edition, Intellisync Mobile Suite (formerly Synchrologic Mobile Suite), and SSA’s Identity Systems, as well as related support and maintenance. Enterprise sales frequently involve large up-front license fees, which can result in lengthy sales cycles and uncertainties as to the timing of sales driven by customers’ budgetary processes. As a result, we generally have less visibility into future enterprise sales than is typically the case in our royalty-based technology licensing business. In addition, while enterprise sales generally result in ongoing maintenance revenues and may lead to follow-on purchases or upgrades, we are typically dependent on sales to new customers for the significant portion of our enterprise revenues in a given quarter.

The increase in enterprise and retail products revenue for fiscal 2004 resulted from contributions of $7,951,000 from SSA and Synchrologic products, an increase of $3,500,000 in revenue from amortization of support and maintenance, and an increase of $790,000 in retail sales of our Intellisync software. This increase for fiscal 2004 was slightly offset by a $2,374,000 decrease in revenue from Intellisync Handheld Edition for Enterprise. Less emphasis on marketing of Intellisync Handheld Edition for Enterprise and Intellisync MobileApp Designer, and more on the transition of our enterprise server offering to Intellisync Mobile Suite, during fiscal 2004 contributed to the decrease in revenue from Intellisync Handheld Edition for Enterprise and Intellisync MobileApp Designer. We expect revenue in absolute dollars from enterprise and retail products, particularly enterprise, to further improve in the following few quarters which we believe will be driven by contributions from Intellisync Mobile Suite acquired from Synchrologic and Identity Systems acquired from SSA. In addition, we expect revenue from this support for wireless devices to offset the impact of the lower wired or traditional PDA sales on our retail revenue which would otherwise decline.

Technology Licensing Components

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
Technology licensing components revenue	$19,544	63.4%	$11,963
As percentage of total revenue	46.2%		48.1%

Technology licensing components include various licensed technology platforms, including Intellisync Software Development Platform, Intellisync for the Web, Intellisync SyncML Server (formerly TrueSync), Intellisync Server-to-Server, professional services, non-recurring engineering services and related maintenance contract programs. The increase in technology licensing revenue for fiscal 2004 as compared with that for fiscal 2003 resulted from an increase of $4,726,000 in Intellisync Software Development Platform revenue, an increase of $2,855,000 in professional services and hosting services revenue. The decrease in technology licensing revenue for fiscal 2004 as a percentage of revenue was due to a larger increase in revenue from enterprise and retail products.

We expect revenue from technology licensing components for the first quarter of fiscal 2005 to equal or exceed levels reached in the most recent quarters of fiscal 2004.

International Revenue

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
International revenue	$13,992	57.5%	$8,883
As percentage of total revenue	33.1%		35.7%

International revenue continues to represent a significant portion of our revenue. The year-over-year increase in our international revenues accounted for 29% of our total revenue increase for fiscal 2004. The increase in our professional services revenue and the number of our international technology licensing partners, particularly in Japan, resulted in an increase in our international revenue in absolute dollars during fiscal 2004. The slight decrease in international revenue as a percentage of total revenue for fiscal 2004, on the other hand, is primarily due to increased revenue from our newer offerings in the United States. We expect our recent acquisitions of Synchrologic and SSA will further strengthen our presence in Asia-Pacific, as well as Europe. We believe, however, that international revenue will fluctuate on a quarter to quarter basis as we periodically enter into new agreements for professional services and new international partner contracts for technology licensing. International revenue may be subject to certain risks not normally encountered in operations in the United States, including exposure to tariffs, various trade regulations, fluctuations in currency exchange rates, as well as international software piracy as described more fully in “Risk Factors” set forth above. We believe that continued growth would require further expansion in international markets. We have utilized, and may continue to utilize substantial resources both to expand and establish international operations in the future.

Top Customers

No customers accounted for more than 10% of our total revenue for fiscal 2004. Products sold through Ingram Micro US, a distributor, accounted for less than 10% of our total revenue for fiscal 2004 and 10% of our total revenue for fiscal 2003. No other customers accounted for more than 10% of total revenue during fiscal 2003.

Cost of Revenue

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
Total cost of revenue	$10,701	126.6%	$4,722
As percentage of total revenue	25.3%		19.0%

Cost of revenue consists of license costs, service costs and the amortization of developed and core technology. License costs comprise product-packaging expenses such as product media and duplication, manuals, packing supplies, and shipping costs. Service costs comprise personnel-related expenses such as salaries and other related costs associated with work performed under professional service contracts, non-recurring engineering agreements, post-sales customer support costs and hosting costs for hosting services associated with technology licensing partners and end users. Hosting costs include expenses related to bandwidth for hosting, tape backup, security and storage, third-party fees and internal personnel costs associated with logistics and operational support of the hosting services. Service costs can be expected to vary significantly from period to period depending on the mix of services we provide.

In general, license revenue costs represent a smaller percentage of license revenue when compared with services revenue costs as a percentage of services revenue; this is due to the high cost structure of services revenue. Additionally, license costs tend to be variable based on license revenue volumes, whereas service costs tend to be fixed within certain services revenue volume ranges. We would expect that an increase in services revenue as a percentage of our total revenue would generate lower overall gross margins as a percentage of total revenue. Also, given the high level of fixed costs associated with the professional services group and our hosting operations, our inability to generate revenue sufficient to absorb these fixed costs could lead to low or negative service gross margins.

•	Cost of License Revenue

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
Cost of license revenue	$2,059	74.2%	$1,182
As percentage of license revenue	7.3%		6.2%

The increase in cost of license revenue in fiscal 2004 resulted from the increase in overall revenue from enterprise and retail products, much of which was brought about by the assimilation of products from our newly acquired subsidiaries. The cost of cables associated with our Intellisync Phone Edition product also contributed to an increase in our cost of license revenue.

•	Cost of Services Revenue

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
Cost of services revenue	$5,949	104.3%	$2,912
As percentage of services revenue	42.4%		51.2%

The increase in cost of services revenue in absolute dollars reflected the increase in professional services costs as a result of the Starfish acquisition in the second half of fiscal 2003 and Spontaneous Technology, Synchrologic and SSA in the first three quarters of fiscal 2004. The decrease in cost of services revenue as a percentage of services revenue was due to low-cost maintenance contracts acquired as part of our acquisitions particularly of SSA.

We expect our cost of revenue, exclusive of stock compensation charges and amortization of purchased technology, in the next quarter to increase slightly relative to that of the fourth quarter of fiscal 2004 due in part to the impact of further increase in our total revenue and additional costs in support of our hosting revenue. In future periods, cost of revenue may further fluctuate from quarter to quarter due to potential changes in the infrastructure and other requirements of our hosting operations to meet carriers demand. These changes, which may be costly, are difficult to forecast. In addition, our cost of revenue is primarily driven by our expectation for different margin characteristics within and between license and services revenues as well as the expected mix between products and channels.

•	Amortization of Developed and Core Technology

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
Amortization of developed and core technology	$2,693	328.8%	$628
As percentage of total revenue	6.4%		2.5%

Developed and core technology amounted to $15,867,000 and $1,920,000, net of accumulated amortization, as of July 31, 2004 and 2003, respectively. We continue to amortize other intangible assets, review such assets for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” reassess their useful lives and make any necessary adjustments.

Amortization of purchased technology is computed over the estimated useful lives of the respective assets, generally four to seven years. The increase in the amortization of developed and core technology for fiscal 2004 was primarily due to the impact of recently developed and core technology from Starfish, Loudfire,

Spontaneous Technology, Synchrologic and SSA. Based on acquisitions completed as of July 31, 2004, we expect the future amortization expense of developed and core technology is as follows (in thousands):

Fiscal year ending July 31,
2005	$4,480
2006	4,257
2007	4,055
2008	1,866
2009	616
Thereafter	593
$15,867

We expect that we may acquire additional developed and core technology in connection with any acquisitions we may complete in the future. As a result, we may further increase our amortization expense of developed and core technology.

Research and Development

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
Research and development	$11,467	55.2%	$7,389
As percentage of total revenue	27.1%		29.7%

Research and development expenses consist primarily of salaries and other related costs for research and development personnel, quality assurance personnel, product localization, fees to outside contractors and the cost of facilities and depreciation of capital equipment. We invest in research and development both for new products and to provide continuing enhancements to existing products. Our engineering group is currently aiming their efforts at expanding focus from cabled synchronization to synchronization for wireless handhelds, smartphones, laptops and tablets, at extending our core synchronization technology to increase scalability and extensibility, and at supporting next generation wireless technology and device platforms. The increase in research and development spending in absolute dollars was due to acquired workforce of approximately 71 engineers from the acquisition of Spontaneous Technology, Synchrologic and SSA during the first three quarters of fiscal 2004. The decrease in research and development spending as a percentage of revenue for fiscal 2004 resulted from an increase in our total revenue.

Sales and Marketing

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
Sales and marketing	$16,540	44.2%	$11,468
As percentage of total revenue	39.1%		46.1%

Sales and marketing expenses consist primarily of salaries, commissions, promotional expenses and other costs relating to sales and marketing employees, as well as to technical support personnel associated with pre-sales activities such as building brand awareness, performing product and technical presentations and answering customers’ product and service inquiries. Sales and marketing expenses increased year-over-year in absolute dollars as a result of establishing strategic relationships with our existing and prospective enterprise customers, as well as increase in sales commissions and increase in marketing program spending to support increased revenue activities driven by our recent acquisitions. We have also acquired 22 new sales and marketing employees from Synchrologic during the second quarter of fiscal 2004 and 11 from SSA. Sales and marketing expenses decreased as a percentage of revenue due to an increase in our total revenue. We intend to increase awareness and market presence of our existing and new products, services or technology over time, which may require us to substantially increase the amount we spend on sales and marketing in future periods. We expect that these expenses will continue to increase as we grow.

General and Administrative

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
General and administrative	$7,639	31.9%	$5,793
As percentage of total revenue	18.0%		23.3%

General and administrative expenses consist primarily of salaries and other costs relating to administrative, executive and financial personnel and outside professional fees. The major factors for the increase in general and administrative spending in absolute dollars for fiscal 2004 include an increase of $1,040,000 in outside services brought about primarily by legal costs associated with our patent infringement lawsuits and an increase in accounting costs. Also a major factor for an increase in general and administrative expenses was personnel-related costs of $271,000 as a result primarily of recent acquisitions of Synchrologic and SSA. General and administrative expenses decreased as a percentage of revenue due to an increase in our total revenue.

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

In-Process Research and Development

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
In-process research and development	$3,667	803.2%	$406
As percentage of total revenue	8.7%		1.6%

The purchase price of each of our recent acquisitions (Spontaneous Technology, Synchrologic, and SSA) was assigned to the fair value of the assets acquired, including the in-process research and development. As of the respective acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use. Accordingly, we expensed the in-process research and development of $469,000, $2,423,000, and $775,000 at the date of the acquisition of Spontaneous Technology, Synchrologic and SSA, respectively.

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

The key assumptions underlying the valuation of acquired in-process research and development from are as follows (in thousands):

Spontaneous Technology

Project names: Version upgrade of Spontaneous Technology’s secure Virtual Private Network, or sVPN
Percent completed as of acquisition date: 60%
Estimated costs to complete technology at acquisition date: $125,000
Risk-adjusted discount rate: 22%
First period expected revenue: calendar year 2004

Synchrologic

Project names: Version upgrade of Data Sync, File Sync, E-mail accelerator and Systems Management products
Percent completed as of acquisition date: 60%–70%
Estimated costs to complete technology at acquisition date: $3,000,000
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

Subsequent to the acquisition of Spontaneous Technology, Synchrologic, and SSA, there have been no significant developments related to the current status of the acquired in-process research and development projects that would result in material changes to the assumptions.

In the third quarter of fiscal 2003 we recorded a charge of $406,000 for in-process research and development associated with the acquisition of Starfish. For details on Starfish in-process research and development charge, refer to the discussion under the caption “Fiscal Year Ended July 31, 2003 as Compared to Fiscal Year Ended July 31, 2002” set forth below.

If all the above in-process research and development projects are not successfully developed, our future revenues and profitability may be adversely affected. Failure to achieve the expected levels of revenue and net income from these products will negatively impact the return on investment expected at the time that the acquisitions were completed and may result in impairment charges. Additionally, the value of other intangible assets acquired may become impaired.

Amortization of Other Intangible Assets

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
Amortization of other intangible assets	$1,959	2318.5%	$81
As percentage of total revenue	4.6%		0.4%

Other intangible assets, excluding developed and core technology, amounted to $13,961,000 and $814,000, net of accumulated amortization, as of July 31, 2004 and 2003, respectively. We continue to amortize other intangible assets, review such assets for impairment under SFAS No. 144, reassess their useful lives and make any necessary adjustments.

Amortization of other intangible assets is computed over the estimated useful lives of the respective assets, generally nine months to seven years. The increase in the amortization of other intangible assets in fiscal 2004 was primarily due to the impact of recently acquired intangibles from Starfish, Loudfire, Spontaneous Technology, Synchrologic and SSA. Based on acquisitions completed as of July 31, 2004, we expect the future amortization expense of other intangible assets is as follows (in thousands):

Fiscal year ending July 31,
2005	$3,906
2006	3,463
2007	2,722
2008	1,488
2009	746
Thereafter	1,636
$13,961

We expect that we may acquire additional intangible assets associated with any acquisitions we may complete in the future. As a result, we may further increase our amortization expense of other intangible assets.

Restructuring and Other Charges

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
Restructuring charges:
Severance costs	$253		$257
Facilities costs	600		159
Restructuring charges	853		416
Other charges:
Costs relating to a ceased acquisition	76		379
Restructuring and other charges	$929	16.9%	$795
As percentage of total revenue	2.2%		3.2%

•	Restructuring Charges and Accrual. During fiscal 2004 and 2003, we implemented a number of cost-reduction plans aimed at reducing costs that were not integral to our overall strategy and better aligning our expense levels with current revenue levels. These initiatives included a reduction in workforce and facilities consolidation.

During the third quarter of fiscal 2004, we implemented a reduction in workforce affecting 17 employees in various business functions (nine in research and development and eight in sales and marketing). The program was completed by the end of April 2004, and the associated severance costs incurred were approximately $253,000, none of which remained unused as of July 31, 2004.

During the second quarter of fiscal 2004, as a result of vacating our remaining office space in Santa Cruz, California and the difficulties in subletting such facility because of the continuing deterioration of the real estate market in this location, we determined that additional charges were needed for adjustments in our expected future sublease rates and brokerage fees. We therefore recorded total facilities costs of $600,000, inclusive of the costs of $250,000 for vacating a floor of our office facility in San Jose, California.

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

The following table sets forth the activities in the restructuring accrual account for the periods presented (in thousands):

	Workforce Reduction	Consolidation of Excess Facilities	Total
Balance at July 31, 2002	$43	$3,076	$3,119
Restructuring provision	257	—	257
Adjustment	—	159	159
Cash payments	(300)	(1,469)	(1,769)
Balance at July 31, 2003	$—	$1,766	$1,766
Restructuring provision	253	250	503
Adjustment	—	350	350
Cash payments	(253)	(1,286)	(1,539)
Balance at July 31, 2004	$—	$1,080	$1,080

The remaining unpaid amount as of July 31, 2004 of $1,080,000 related to the net lease expense due to the consolidation of excess facilities, will be paid over the respective lease terms through June 2006 using cash from operations.

The current and long-term portions of the restructuring accrual of $820,000 and $260,000 are classified as “Accrued Liabilities” and “Other Liabilities,” respectively, in the consolidated balance sheet as of July 31, 2004.

We continually evaluate the balance of the restructuring reserve we recorded in prior periods based on the remaining estimated amounts to be paid. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

We believe that the above restructurings have contributed towards the improvement in our gross and operating income during fiscal 2003 and 2004. We expect the cost savings, particularly in facility-related costs, brought about by these restructurings to continue for fiscal 2005. Future savings are anticipated to include approximately $1,900,000, primarily in operating expenses each year for the next few years from our fiscal 2004 workforce reduction and $700,000 and $250,000 in fiscal 2005 and 2006, respectively, in facility-related expenditures.

•	Costs Relating To Ceased Acquisition. During fiscal 2004 and 2003, we incurred residual costs of approximately $76,000 and $379,000 for operating expenses, mainly legal and accounting, relating to an acquisition that we ceased pursuing.

Interest Income

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
Interest income	$620	(23.6)%	$811
As percentage of total revenue	1.5%		3.3%

Interest income represents interest earned on cash and short-term investments and realized gains on miscellaneous investments. The decrease in net interest income for fiscal 2004 was due to lower rate of interest on reduced balances of cash and investments, particularly during the first two quarters of fiscal 2004.

Interest Expense

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
Interest expense	$(249)	(3012.5)%	$(8)
As percentage of total revenue	(0.6)%		—%

Interest expense for fiscal 2004 reflects interest charge associated with the convertible senior notes we issued in March 2004.

Litigation Settlement Gain, Net

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
Litigation settlement gain, net	$1,576	N/A	$—
As percentage of total revenue	3.7%		—%

The gain of $1,576,000, net of $424,000 related expenses incurred, in the third quarter of fiscal 2004 resulted from the settlement of litigation against Extended Systems.

Other, Net

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
Other, net	$(327)	403.1%	$(65)
As percentage of total revenue	(0.8)%		(0.3)%

Other, net, represents miscellaneous bank fees and charges, realized gain or loss on foreign exchange and investments and amortization of debt issuance costs. Other, net, for fiscal 2004 reflects $242,000 of debt issuance costs amortization expense associated with the convertible senior notes we issued in March 2004 and $87,000 of bank charges and investment management fees, net realized gain on foreign exchange and other expenses. Other, net for fiscal 2003 reflects mainly bank charges and investment management fees.

Other-Than-Temporary Impairment of Investments

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
Other-than-temporary impairment of investments	$—	N/A	$(2,394)
As percentage of total revenue	—%		(9.6)%

During fiscal 2003, we disposed our limited partnership interest in Azure Venture Partners, LLP, a venture capital fund. The disposal of the interest allowed us to avoid commitments for further investments in equity instruments of various privately-held companies made through Azure, many of which had not generated adequate returns. In addition, the disposal was in line with our strategy of focusing resources and efforts more on our core operations. Consequently, we recorded an other-than-temporary impairment charge of $2,394,000. Total proceeds of $75,000 from the sale of the interest were received in May 2003, which approximated the carrying value of the investment after the writedown.

Provision for Income Taxes

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
Provision for income taxes	$(481)	68.2%	$(286)
As percentage of total revenue	(1.1)%		(1.2)%

The provision for income taxes primarily represents foreign withholding taxes on royalties earned from certain foreign customers and, to a lesser extent, state franchise and income taxes and estimated taxes for foreign subsidiaries. The increase in the provision for income taxes for fiscal 2004 was due to increase in royalty revenue received from international OEM customers, as well as accrued income and various taxes for our newly acquired foreign subsidiaries.

Fiscal Year Ended July 31, 2003 as Compared to Fiscal Year Ended July 31, 2002

Revenue

	Year Ended July 31,
	2003	Percent Change	2002
	(In thousands, except percentage)
Total revenue	$24,860	8.4%	$22,940

The revenue growth in fiscal 2003 was led by a 125% or approximately $1,891,000 increase in revenue from professional services. This increase in revenue from professional services represents approximately 33% of our services revenue for fiscal 2003.

•	License Revenue

	Year Ended July 31,
	2003	Percent Change	2002
	(In thousands, except percentage)
License revenue	$19,169	— %	$19,167
As percentage of total revenue	77.1%		83.6%

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

•	Services revenue

	Year Ended July 31,
	2003	Percent Change	2002
	(In thousands, except percentage)
Services revenue	$5,691	50.8%	$3,773
As percentage of total revenue	22.9%		16.4%

The 51% increase in services revenue in fiscal 2003 resulted from an increase in professional service revenue associated with our technology licensing partners of approximately $1,891,000, as well as an increase in amortization of our maintenance contract programs of $328,000 triggered by our increased effort to renew maintenance agreements within the existing customer base. Slightly over 50% of the increase in our services revenue was contributed by Starfish.

Enterprise and Retail Products

	Year Ended July 31,
	2003	Percent Change	2002
	(In thousands, except percentage)
Enterprise and retail products revenue	$12,897	5.7%	$12,202
As percentage of total revenue	51.9%		53.2%

The 6% growth in enterprise and retail products revenue in fiscal 2003 resulted from an increase in revenue from amortization of support and maintenance, as well as the increase in revenue brought about by the new version of our Intellisync software and Enterprise Intellisync Server™ launched during the year.

Technology Licensing Components

	Year Ended July 31,
	2003	Percent Change	2002
	(In thousands, except percentage)
Technology licensing components revenue	$11,963	11.4%	$10,738
As percentage of total revenue	48.1%		46.8%

The 11% increase in technology licensing revenue resulted from an increase in professional service of approximately $1,891,000 and Intellisync Software Development Platform (formerly Intellisync SDK) revenue of approximately $561,000, offset by a decrease in revenue from Intellisync for Notebooks royalties and the online hosting service offerings.

International Revenue

	Year Ended July 31,
	2003	Percent Change	2002
	(In thousands, except percentage)
International revenue	$8,883	24.7%	$7,123
As percentage of total revenue	35.7%		31.1%

The year-over-year increase in our international revenues accounted for 91% of our total revenue increase for fiscal 2003. The increase in our professional services revenue and the number of our international technology licensing partners, particularly in Japan, resulted in an increase in our international revenue in fiscal 2003.

Top Customers

Products sold through Ingram Micro US, a distributor, accounted for 10% and 17% of our total revenue for fiscal 2003 and 2002, respectively. No other customers accounted for more than 10% of total revenue during those periods.

Cost of Revenue

	Year Ended July 31,
	2003	Percent Change	2002
	(In thousands, except percentage)
Total cost of revenue	$4,722	(43.1)%	$8,297
As percentage of total revenue	19.0%		36.2%

•	Cost of License Revenue

	Year Ended July 31,
	2003	Percent Change	2002
	(In thousands, except percentage)
Cost of license revenue	$1,182	7.2%	$1,103
As percentage of license revenue	6.2%		5.8%

The moderate increase in cost of license revenue in absolute dollars in fiscal 2003 resulted from the increase in overall revenue from enterprise and retail products.

•	Cost of Services Revenue

	Year Ended July 31,
	2003	Percent Change	2002
	(In thousands, except percentage)
Cost of services revenue	$2,912	(47.0)%	$5,493
As percentage of services revenue	51.2%		145.6%

The decrease in cost of revenue in absolute dollars and as a percentage of revenue for fiscal 2003 reflected cost savings in professional services resulting from contracting certain software development activities to lower cost international development partners, as well as from the effect of workforce reductions we implemented in fiscal 2002 to our personnel-related costs, more particularly at the beginning of the fiscal year. The decrease was also partly due to reduced online service costs associated with the online service offerings discontinued in fiscal 2002. The decrease in cost of services revenue for fiscal 2003 was offset by the $86,000 noncash variable accounting charge associated with certain outstanding stock options as a result of an increase in our stock price.

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

•	Amortization of Developed and Core Technology

	Year Ended July 31,
	2003	Percent Change	2002
	(In thousands, except percentage)
Amortization of developed and core technology	$628	(63.1)%	$1,701
As percentage of total revenue	2.5%		7.4%

•	Developed and core technology amounted to $1,920,000 and $565,000, net of accumulated amortization, as of July 31, 2003 and 2002, respectively. The fully amortized purchased technology effected the decrease, net of the effect of those newly acquired, in the amortization of developed and core technology in fiscal 2003.

Research and Development

	Year Ended July 31,
	2003	Percent Change	2002
	(In thousands, except percentage)
Research and development	$7,389	(51.3)%	$15,179
As percentage of total revenue	29.7%		66.1%

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

Sales and Marketing

	Year Ended July 31,
	2003	Percent Change	2002
	(In thousands, except percentage)
Sales and marketing	$11,468	(24.4)%	$15,160
As percentage of total revenue	46.1%		66.1%

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

General and Administrative

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
General and administrative	$5,793	18.1%	$4,904
As percentage of total revenue	23.3%		21.4%

The major factors for the increase in general and administrative spending in fiscal 2003 include an increase in our stock price that resulted in a significant increase of $1,198,000 in noncash variable accounting charge for fiscal 2003 associated with certain outstanding stock options and an increase of $924,000 in outside services brought about primarily by legal costs associated with patent infringement lawsuits outstanding at the time. The increase was offset by a decrease of $620,000 in personnel-related costs, the absence of $330,000 special charge incurred in fiscal 2002, a substantial reduction in our past due accounts receivable balances effecting a favorable decrease of $168,000 on our bad debt expense provisions for the year and a decrease in other costs of $115,000 as a result of lower planned spending.

In-Process Research and Development

	Year Ended July 31,
	2003	Percent Change	2002
	(In thousands, except percentage)
In-process research and development	$406	—%	$—
As percentage of total revenue	1.6%		—%

The purchase price of Starfish was assigned to the fair value of the assets acquired, including the in-process research and development. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use. Accordingly, we expensed the in-process research and development of $406,000 associated with Starfish at the date of the acquisition.

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
Percent completed as of acquisition date: 70%
Estimated costs to complete technology at acquisition date: $375,000
Risk-adjusted discount rate: 30%
First period expected revenue: calendar year 2004

The development of the above technology remains highly dependent on the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for a new product, and significant competitive threats from several companies. The nature of the efforts to develop this technology into a commercially viable product consists primarily of planning, designing, experimenting, and testing activities necessary to determine that the technology can meet market expectations, including functionality and technical requirements. Failure to bring the product to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on our business and operating results.

Subsequent to the acquisition of Starfish, there have been no significant developments related to the current status of the acquired in-process research and development projects that would result in material changes to the assumptions.

Amortization of Goodwill

	Year Ended July 31,
	2003	Percent Change	2002
	(In thousands, except percentage)
Amortization of goodwill	$—	— %	$3,462
As percentage of total revenue	—%		15.1%

Total net value of goodwill at July 31, 2003 and 2002 was $2,731,000. SFAS No. 142 established new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets no longer be amortized and be tested for impairment at least annually and written down only when impaired. We adopted SFAS No. 142 effective August 1, 2002. Accordingly, upon adoption of the new standard, we ceased to amortize our existing goodwill. We also completed the impairment test required and the first annual impairment review in January and July 2003, respectively, and did not identify any impairment.

Amortization of Other Intangibles

	Year Ended July 31,
	2003	Percent Change	2002
	(In thousands, except percentage)
Amortization of other intangibles	$81	— %	$—
As percentage of total revenue	0.4%		—%

Other intangible assets, excluding developed and core technology, amounted to $814,000 and zero, net of accumulated amortization, as of July 31, 2003 and 2002, respectively. The amortization of other intangibles in fiscal 2003 was associated with the acquired intangibles from Starfish and Loudfire.

Restructuring and Other Charges.

	Year Ended July 31,
	2003	Percent Change	2002
	(In thousands, except percentage)
Restructuring charges:
Severance costs	$257		$1,228
Facilities costs	159		3,202
Assets held for disposal			850
Other charges			58
Restructuring charges	416		5,338
Other charges:
Separation costs	—		257
Costs relating to a ceased acquisition	379		—
Other charges	379		257
Restructuring and other charges	$795	(85.8)%	$5,595
As percentage of total revenue	3.2%		24.4%

•	Restructuring Charges and Accrual. During fiscal 2003 and 2002, we implemented a number of cost-reduction plans aimed at reducing costs that were not integral to our overall strategy, better aligning our expense levels with current revenue levels and ensuring conservative spending during periods of economic uncertainty. These initiatives included a reduction in workforce and facilities consolidation.

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

The following table sets forth the activities in the restructuring accrual account for the periods presented (in thousands):

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

The current and long-term portions of the restructuring accrual of $1,122,000 and $644,000 are classified as “Accrued Liabilities” and “Other Liabilities,” respectively, in the consolidated balance sheet as of July 31, 2003.

Refer to the discussion under the caption “Fiscal Year Ended July 31, 2004 as Compared to Fiscal Year Ended July 31, 2003” set forth above for the remaining unpaid amount as of July 31, 2004 and other details associated with the restructuring accrual.

•	Separation Costs

In fiscal 2002, we recorded accruals of approximately $257,000 related to separation agreements with our former president and chief executive officer and former executive vice president of sales and business development.

•	Costs Relating To Ceased Acquisition. During fiscal 2003, we incurred residual costs of approximately $379,000 for operating expenses, mainly legal and accounting, relating to an acquisition that we ceased pursuing.

Impairment of Assets

	Year Ended July 31,
	2003	Percent Change	2002
	(In thousands, except percentage)
Intangibles	$—		$4,359
Commitment	—		103
Assets held and used	—		102
Assets held for disposal			685
Impairment of assets	$—	—%	$5,249
As percentage of total revenue	—%		22.9%

During fiscal 2002, we determined that certain intangible assets we acquired, certain assets used exclusively for our online operations and Intellisync.com were impaired. Therefore, we recorded an impairment charge of $5,249,000 in fiscal 2002 to write down or write off goodwill and certain intangibles in connection with our previous years’ acquisitions of ProxiNet, Inc., Dry Creek Software, The Windward Group and SwiftTouch Corporation, and other assets, as well as a related commitment, we believe will not bring a viable business opportunity for us in the future.

•	ProxiNet

We purchased ProxiNet in the first quarter of fiscal 2000 in anticipation of broadening the appeal of Internet connected wireless devices and other Internet appliances through the use of ProxiNet’s core technology, ProxiWare and ProxiWeb, later branded as the Browse-itTM product. By combining our Intellisync platform with this highly scalable proxy-based transformation and delivery architecture, major Internet destinations such as portals, search engines and e-commerce companies would have the means to provide highly secure, real-time access to users of handheld devices, mobile phones and other devices and Internet appliances. We expected that users would be able to browse information online, while simultaneously retrieving and synchronizing critical information while offline.

At the time the ProxiNet’s acquisition was consummated, we planned to market Browse-it primarily to major Internet companies such as portals and e-commerce sites as well as cellular carriers and other wireless providers. Browse-it started generating revenue in the fourth quarter of fiscal 2000, but at a level substantially lower than what we originally expected — average quarterly revenue for fiscal 2001 was approximately $700,000. In addition, due to general economic slowdowns, several of our Browse-it customers, many of which are Internet companies, reduced their IT spending or ceased their investment in products, services and technologies such as those we provide. Consequently, revenue from Browse-it continued to deteriorate, decreasing as low as $20,000 by the fourth quarter of fiscal 2002. These factors demonstrated that Browse-it product would not bring sufficient revenue to absorb high related costs.

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

•	Other Impaired Assets

The plan to focus effort on our core business necessitated a thorough review of certain operations and related assets that we believed would not be viable to integrate into our new strategies. Our plan provided for no further support for online operations, as well as terminating the use and maintenance of excess related assets.

During fiscal 2002, in our review of our online operations and related assets, such as computers, servers, network- and other hosting-related equipment, we specifically identified those assets that would be held for use to finish preexisting contracts with certain customers for a short period of time, after which the assets would be disposed of or abandoned. We also identified the related assets that would be held for immediate disposal. Based on a recoverability analysis we performed of the assets carrying value, we anticipated no further cash flows from the online operations. We, therefore, recorded an impairment charge of $102,000 and $685,000 for assets held for use and assets held for disposal, respectively, based on the amount by which the carrying amount of assets exceeded the recovery value less disposal costs. We determined the recovery value of the assets using our best estimates on market prices of similar assets. In addition, we wrote off related hosting commitment with a third-party vendor, a related party, for its entire value, totaling $103,000.

Interest Income

	Year Ended July 31,
	2003	Percent Change	2002
	(In thousands, except percentage)
Interest income	$811	(43.5)%	$1,436
As percentage of total revenue	3.3%		6.3%

Interest income, representing interest earned on cash and short-term investments and realized gains on miscellaneous investments decreased in fiscal 2003 due to lower rate of interest on reduced balances of cash and investments.

Interest Expense

	Year Ended July 31,
	2003	Percent Change	2002
	(In thousands, except percentage)
Interest expense	$(8)	(90.2)%	$(82)
As percentage of total revenue	—%		(0.4)%

Interest expense for fiscal 2003 and 2002 reflects interest charge associated with a revolving credit line agreement that expired in September 2002. The line of credit was not renewed.

Other, Net

	Year Ended July 31,
	2003	Percent Change	2002
	(In thousands, except percentage)
Other, net	$(65)	(69.6)%	$(214)
As percentage of total revenue	(0.3)%		(0.9)%

Other, net for fiscal 2003 and 2002 reflects mainly bank charges and investment management fees.

Other-Than-Temporary Impairment of Investments

	Year Ended July 31,
	2003	Percent Change	2002
	(In thousands, except percentage)
Other-than-temporary impairment of investments	$(2,394)	530.5%	$(380)
As percentage of total revenue	(9.6)%		(1.7)%

During fiscal 2003, we disposed our limited partnership interest in Azure Venture Partners, LLP, a venture capital fund. The disposal of the interest allowed us to avoid commitments for further investments in equity instruments of various privately-held companies made through Azure, many of which had not generated adequate returns. In addition, the disposal was in line with our strategy of focusing resources and efforts more on our core operations. Consequently, we recorded an other-than-temporary impairment charge of $2,394,000. Total proceeds of $75,000 from the sale of the interest were received in May 2003, which approximated the carrying value of the investment after the writedown.

During fiscal 2002, we recorded a charge for an other-than-temporary impairment of investments of approximately $380,000 related to our pro-rata share of net loss realized by Azure on sale or liquidation of certain investments.

Provision for Income Taxes

	Year Ended July 31,
	2003	Percent Change	2002
	(In thousands, except percentage)
Provision for income taxes	$(286)	(23.1)%	$(372)
As percentage of total revenue	(1.2)%		(1.6)%

The provision for income taxes primarily represents foreign withholding taxes on royalties earned from certain foreign customers and, to a lesser extent, state franchise and income taxes and estimated taxes for foreign subsidiaries.

Recently Issued Accounting Pronouncements

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. In December 2003, the FASB released a revised version of FIN No. 46 (referred to as FIN 46R) clarifying certain aspects of FIN No. 46 and providing certain entities with exemptions from the requirements of FIN No. 46. FIN 46R requires the application of either FIN No. 46 or FIN 46R to all Special Purpose Entities, or SPEs created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. All entities created after January 31, 2003 were already required to be analyzed under FIN No. 46, and they must continue to do so, unless FIN 46R is adopted early. FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of FIN 46-R during the third quarter of fiscal 2004 did not have a material impact our consolidated financial position, results of operations and cash flows.

Other-Than-Temporary Impairment

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The disclosure requirements are effective for fiscal years ending after June 15, 2004. We have adopted the disclosure requirements in fiscal 2004 accordingly and incorporated such disclosures in note 3 to consolidated financials statements set forth in Part IV of this Annual Report on Form 10-K. The accounting guidance of EITF No. 03-01 is effective for fiscal years beginning after June 15, 2004, and we believe that the adoption will not have a material effect on our financial position or results of operations.

Earnings Per Share

In April 2004, the EITF issued Statement No. 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share.” EITF No. 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF No. 03-06 is effective for fiscal periods beginning after March 31, 2004. As of May 1, 2004, we have convertible debt that is subject to this pronouncement. However, due to net loss for fiscal 2004, the effect of the convertible debt under the EITF No. 03-06 is anti-dilutive, as such it has not been included in basic or diluted earnings per share.

Contingently Convertible Debt on Diluted Earnings per Share

In July 2004, the EITF issued a draft abstract for EITF No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-08 reflects the Task Force’s tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004, the adoption of which will not have an impact on our calculation of earnings per share.

Liquidity and Capital Resources

In March 2004, we completed our offering of $60,000,000 aggregate principal amount of convertible senior notes due March 2009, through an offering to qualified institutional buyers under Rule 144A of the Securities Act, as amended. Proceeds of approximately $57,100,000, net of the initial purchasers’ discounts and commissions and estimated offering costs, were received in March 2004. Refer to the discussion under the caption “Commitments” set forth below for more information on the convertible senior notes.

Working Capital

The following summarizes our cash and cash equivalents, short-term investments and working capital:

	Year Ended July 31,
	2004	Percent Change	2003	Percent Change	2002
	(In thousands, except percentages and ratios)
Cash and cash equivalents	$12,991	65.7%	$7,842	81.1%	$4,331
Short-term investments	$40,657	110.5%	$19,317	(35.8)%	$30,100

	Year Ended July 31,
	2004	Percent Change	2003	Percent Change	2002
	(In thousands, except percentages and ratios)
Working capital	$51,693	105.4%	$25,173	(10.4)%	$28,099
Current ratio	4.5	12.5%	4.0	(11.1)%	3.7

We invest excess cash in fixed income securities that are highly liquid, of high-quality investment grade. We intend to make such funds readily available for operating purposes, if needed. In addition to the above cash, cash equivalents and short-term investments at July 31, 2004, we have a total of $4,032,000 restricted cash that is pledged as collateral for certain stand-by letters of credit issued by certain financial institutions and collateral to match any unfavorable mark-to-market exposure on an interest swap agreement. Refer to the discussion under the caption “Restricted Cash” set forth below for more information.

The significant factors underlying the increase in cash, cash equivalents and investments during fiscal 2004 were net proceeds from issuance of convertible senior notes of $57,052,000, offset by acquisitions of $18,939,000 and net cash flow used in operations of $7,546,000. This increase in cash, cash equivalents and short-term investments resulted in an increase in working capital and current ratio.

The significant factor underlying the decrease in cash, cash equivalents and investments during fiscal 2003 was the net cash flow used in operations of $4,809,000. The decrease in working capital was primarily due to a decrease in short-term investments, and the slight increase in the current ratio was primarily due to a decrease in accrued liabilities and deferred revenue and the absence of borrowings at July 31, 2003.

Cash Flows

Operating Activities. Significant items included in cash flows from operating activities are as follows (in thousands):

	Year Ended July 31,
	2004	Change	2003	Change	2002
Net cash used in operating activities	$(7,546)	$(2,737)	$(4,809)	$11,636	$(16,445)

The majority of cash applied to cash working capital for the current fiscal year resulted from increases in accounts receivable of $2,847,000 (generally consistent with our revenue growth and effected by recent acquisitions) and other current assets of $1,372,000, offset by all other assets of $111,000. Accounts payable and accrued liabilities also decreased by approximately $5,274,000 due to timing of payments particularly of litigation costs and other expenses associated with recent acquisitions. Offsetting the net decrease in working capital was an increase in deferred revenue of $632,000.

Investing Activities. Significant items included in cash flows from investing activities are as follows (in thousands):

	Year Ended July 31,
	2004	Change	2003	Change	2002
Net sale/maturities (purchase) of short-term investments	$(21,466)	$(32,127)	$10,661	$10,666	$(5)
Acquisitions and other investments	(19,139)	(16,711)	(2,428)	(2,128)	(300)
Decrease (increase) in restricted cash	(3,679)	(3,679)	—	(278)	278
Capital expenditures	(759)	(308)	(451)	112	(563)
Net cash (used in) provided by investing activities	$(45,043)	$(52,825)	$7,782	$8,372	$(590)

The net cash flows used in investing activities during fiscal 2004 and 2003 were due primarily to cash movement between investments and cash and cash equivalents and, in fiscal 2004, acquisitions of Spontaneous Technology, Synchrologic and SSA and increase in restricted cash associated with a collateral under an interest rate swap agreement. For the prior fiscal year, uses included the acquisitions of Starfish and Loudfire.

Financing Activities. Significant items included in cash flows from financing activities are as follows (in thousands):

	Year Ended July 31,
	2004	Change	2003	Change	2002
Net proceeds from long term debt	$57,052	$57,052	$—	$(2,000)	$2,000
Proceeds from stock option exercises	2,132	(76)	2,208	1,070	1,138
Payments on borrowings	(1,764)	236	(2,000)	(1,698)	(302)
Other	274	(56)	330	640	(310)
Net cash provided by financing activities	$57,694	$57,156	$538	$(1,988)	$2,526

During fiscal 2004, cash flow generated from financing activities includes $57,052,000 in proceeds, net of debt issuance costs, from our recent senior notes offering. We repaid $1,764,000 of debt acquired from Synchrologic in fiscal 2004 and $2,000,000 of debt under a line of credit in fiscal 2003. Our future cash flows from stock options are difficult to project as such amounts are a function of our stock price, the number of options outstanding, and the decisions by employees to exercise stock options. In general, we expect proceeds from stock option exercises to increase during periods in which our stock price has increased relative to historical levels.

Acquisitions

In June 2004, we acquired (through a transfer) 91 employees from SoftVision SRL pursuant to an Employee Transfer Agreement dated as of February 5, 2004. Under the terms of the agreement, we paid cash of approximately $693,000 and assumed certain employee-related liabilities of approximately $31,000. The SoftVision’s workforce acquisition was accounted for as an asset purchase. The consolidated financial statements include the effect of additional employees the Company acquired from SoftVision since the date of acquisition.

In March 2004, we completed our acquisition of all of the issued and outstanding stock of SSA and paid cash of $19,986,000, net of $2,143,000 cash acquired, under the terms of the purchase agreement.

In December 2003, we completed our acquisition of all of the issued and outstanding stock of Synchrologic. In the merger, all outstanding shares of Synchrologic common stock and preferred stock were converted into the right to receive a total of 15,130,171 shares of our common stock valued at approximately $62,125,000. In addition, all outstanding options to purchase Synchrologic common stock were converted into options to purchase a total of 1,018,952 shares of our common stock and were valued at approximately $4,123,000.

In September 2003, we acquired Spontaneous Technology and issued a total of 869,259 shares of our common stock valued at approximately $2,999,000 under the terms of the acquisition agreement. There were 224,417 additional shares held in escrow that were contingently issuable upon satisfaction of a pre-acquisition clause. Later during fiscal 2004, the contingency was resolved and we paid cash of approximately $752,000. The contingent consideration shares in escrow were therefore returned to us accordingly. Additionally, depending upon our revenues associated with sales of our products including certain technology of Spontaneous Technology during the period ending September 30, 2004, we may be required to pay Spontaneous Technology additional consideration of up to $7,000,000 in shares of our common stock. The earnout period ended on September 30, 2004 with our aggregate revenue on products associated with Spontaneous Technology amounting to less than the given earnout threshold. Consequently, no additional consideration was or will be paid to Spontaneous Technology.

Over the next few quarters, we believe the acquisition of Spontaneous Technology, Synchrologic and SSA, may bring modest improvement in our cash flows from operating activities with the realization of synergistic benefits and revenue opportunities.

Effects of Inflation

We believe that our financial results have not been significantly impacted by inflation and price changes during fiscal 2004, 2003 and 2002.

Litigation Settlement with Extended Systems

On March 4, 2004, we announced our mutual agreement with Extended Systems, Inc. to settle our patent infringement lawsuit we initiated in April 2002 against Extended Systems. In the agreement, we agreed with Extended Systems to settle all claims and terminate litigation proceedings immediately in exchange for a one-time payment of $2,000,000.

Commitments

Capital Lease. During the first quarter of fiscal 2004, we entered into a capital lease agreement for a phone system, which expires in February 2008. Assets and future obligations related to the capital lease are included in the accompanying consolidated balance sheet as of July 31, 2004 in property and equipment and liabilities, respectively. Current and long-term portions of the capital lease amounted to $51,000 and $144,000, respectively, at July 31, 2004. Depreciation of assets held under the capital lease is included in depreciation and amortization expense.

Operating Leases. We lease our facilities under operating leases that expire at various dates through August 2008. The leases provide for escalating lease payments.

3% Convertible Senior Notes. During the third quarter of fiscal 2004, we completed the offering of $60,000,000 of convertible senior notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The notes are convertible into shares of our common stock at any time prior to the close of business on the final maturity date of the notes, subject to prior redemption of the notes. The initial conversion rate is 250.0000 shares per each $1,000 principal amount of notes which represents an initial conversion price of $4.00 per share. The conversion rate is subject to adjustment for certain events, including the payment of dividends, and other events specified in the indenture. The notes bear interest at a rate of 3% per annum. Interest on the notes will be paid on March 1 and on September 1 of each year. The first payment was made on September 1, 2004. All costs and expenses incurred with the issuance of the offering have been capitalized within “Other Assets” and amortized over five years, the life of the respective debt. Such costs amounted to approximately $2,707,000, net of accumulated amortization of $242,000, as of July 31, 2004.

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

Interest Rate Swaps. During the third quarter of fiscal 2004, we entered into two interest rate swap agreements with a financial institution on a total notional amount of $50,000,000 and $10,000,000, whereby we receive fixed-rate interest of 3% in exchange for variable interest payments. The interest rate swaps expire upon the maturity of our $60,000,000, 3% convertible senior notes in March 2009, and effectively converts those fixed-rate notes into variable-rate borrowings. The interest rate is reset semi-annually and is equal to the 6-month LIBOR rate less a rate spread. The total variable interest rate was approximately 0.94% at July 31, 2004, resulting in interest expense savings relative to fixed rates of approximately $516,000 for fiscal 2004. Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, this arrangement has been designated and qualifies as an effective fair value hedge of interest rate risk related to the $60,000,000 convertible senior notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying value of the hedged debt, and therefore does not impact our net earnings. As of July 31, 2004, the fair value of the interest rate swaps was approximately $1,557,000 and recorded in “Other Liabilities” with an equal adjustment recorded to the carrying value of the $60,000,000 convertible senior notes.

The following table summarizes our material obligations and commitments to make future payments, for which we anticipate using cash from operations, under certain contracts, including long-term debt obligations and operating leases as of July 31, 2004 (in thousands):

		Fiscal year ending July 31,
	Total	2005	2006	2007	2008	2009
3% convertible senior notes(1)	$58,443	$—	$—	$—	$—	$58,443
Interest rate swap(1)	1,557	—	—	—	—	1,557
Capital lease obligation(2)	202	54	59	59	30	—
Operating leases:
Operating leases	5,971	3,577	2,168	156	67	3
Proceeds from subleases	(579)	(533)	(46)	—	—	—
Net operating leases	5,392	3,044	2,122	156	67	3
Total	$65,594	$3,098	$2,181	$215	$97	$60,003

__________

(1)	Interest on the senior notes and interest rate swap is payable in cash on March 1 and September 1 of each year. The senior notes mature on March 1, 2009.

(2)  Includes interest payments due.

Other. In the event of early termination of a service agreement with e^deltacom, a managed service provider, we are required to pay e^deltacom a penalty fee of, based on the July 2004 monthly service rate, up to approximately $62,000.

Capital Expenditures

We expect total capital expenditures of approximately $1,800,000 for fiscal 2005 principally for support of the hosting operations and purchase of computers and other various system upgrades.

Restricted Cash

We have three letters of credit that collateralize certain operating lease obligations and total approximately $397,000 and $408,000 at July 31, 2004 and 2003, respectively. We collateralize these letters of credit with cash deposits made with three of our financial institutions and have classified the short-term and the long-term portions of approximately $101,000 and $296,000 at July 31, 2004, and $112,000 and $296,000 at July 31, 2003 as “Other Current Assets” and “Restricted Cash,” respectively, in the consolidated balance sheets. The long-term portion expires through June 2006. The holders of the letters of credit are able to draw on each respective letter of credit in the event that we are found to be in default of our obligations under each of our operating leases.

Under the terms of the interest rate swap agreement into which we entered during fiscal 2004, we must provide collateral to match any unfavorable mark-to-market exposure (fair value) on the swap. The amount of collateral required totals a minimum of $1,800,000 plus an amount equal to the unfavorable mark-to-market exposure on the swap. Generally, the required collateral will rise as interest rates rise. As of July 31, 2004, we have posted approximately $3,736,000 of collateral under this swap agreement which is included in “Restricted Cash” in our consolidated balance sheet.

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

We believe that the most strategic uses of our cash resources include strategic investments to gain access to new technologies, acquisitions, financing activities, and working capital. Therefore, from time-to-time, we may consider additional acquisitions and a wide range of other business opportunities. To the extent that our current cash, cash equivalents and short-term investment balances and cash flow from operations are insufficient to fund any new acquisition, business opportunity or venture, as well as to fund future operating requirements, we may seek to raise cash through further issuance of debt or equity securities. We cannot be certain that such financing would be available to us at all, or on terms favorable to us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including changes in interest rates and foreign currency fluctuations, which could impact our results of operations and financial condition.

Interest Rate Risk

At July 31, 2004, we had an investment portfolio of mostly fixed income securities, including those classified as cash equivalents and securities available-for-sale, of $47,704,000. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of July 31, 2004, the decline of the fair value of the portfolio would be immaterial. We attempt to mitigate risk by holding our fixed income investments until maturity to avoid recognizing an adverse impact in income or cash flows in the event of an increase in market interest rates, but an increase in our liquidity needs may require us to sell fixed-rate securities prior to maturity.

The table below presents the carrying value (which approximates fair value) and related weighted average coupon interest rates for our investment portfolio at July 31, 2004 (in thousands, except interest rates).

	Carrying Amount	Average Coupon Interest Rate
Cash equivalents	$7,047	1.1%
Securities with maturity:
Due within one year or less	9,952	2.5%
Due after one year through two years	3,059	2.9%
Annuities, auction rate preferred stock, auction rate receipts and other, with no maturity	27,646	1.9%
Total portfolio	$47,704	2.0%

Debt and Interest Expense. We recently incurred $60,000,000 of principal indebtedness from the issuance of convertible senior notes in March 2004. The fair market value of these 3% convertible senior notes is sensitive to changes in interest rates and to the prices of our common stock into which it can be converted as well as our financial stability. In order to manage interest costs and risk, we entered into an interest rate swap agreement during fiscal 2004 with a financial institution on a total notional amount of $50,000,000 and $10,000,000, whereby we receive fixed-rate interest of 3% in exchange for variable interest payments. The interest rate swaps expire upon the maturity of our $60,000,000, 3% convertible senior notes in March 2009, and effectively converts those fixed-rate notes into variable-rate borrowings. The interest rate is reset semi-annually and is equal to the 6-month LIBOR rate less a rate spread. The total variable interest rate was approximately 0.94% at July 31, 2004, resulting in interest expense savings relative to fixed rates of approximately $516,000 for the fiscal year. Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, this arrangement has been designated and qualifies as an effective fair value hedge of interest rate risk related to the $60,000,000 convertible senior notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying value of the hedged debt, and therefore does not impact our net earnings. As of July 31, 2004, the fair value of the interest rate swaps was approximately $1,557,000 with an equal adjustment recorded to the carrying value of the $60,000,000 convertible senior notes. Assuming a one percentage point increase in the prevailing LIBOR rate, holding other terms of the swap constant, the fair value of the interest rate swap and the underlying senior notes would change by approximately $2,521,000.

Foreign Currency Risk

To date, the effect of foreign exchange rate fluctuations on our financial statements has been immaterial. However, with our recent acquisitions of Synchrologic and SSA, more of our product and services revenue has been derived from international markets and denominated in the currency of the applicable market. As we increasingly pursue business opportunities in foreign countries, our foreign revenues and operating results may become subject to significant currency fluctuations based upon changes in exchange rates of certain currencies in relation to the United States dollar.

We are also exposed to foreign currency exchange rate fluctuations as the financial statements of foreign subsidiaries are translated into United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. Assets and liabilities of our subsidiaries are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet date and any resulting translation adjustments are included as an adjustment to stockholders’ equity. Revenues and expenses generated from these subsidiaries are translated at average monthly exchange rates during the quarter the transactions occur. Gains and losses from these currency transactions are included in net earnings. Recently, we have increasingly generated a portion of our revenues and incurred a portion of our expenses in euros, British pounds, the Japanese yen and Australian dollars.

We currently do not have any hedging or similar foreign currency contracts to mitigate our exposure to the risk of changes in foreign currency rates. Although we may begin to hedge in the future, we cannot be sure that any hedging techniques we may implement will be successful or that our business, results of operations, financial condition or cash flows will not be adversely affected by exchange rate fluctuations.

We may continue to expand internationally in the future and become increasingly subject to other risks of doing business internationally including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, and other regulations and restrictions. We will also be exposed to increased risk of non-payment by our customers in foreign countries, especially those of highly inflationary economies. Accordingly, our future results could be materially adversely impacted by changes in these and other factors. Furthermore, to the extent that we engage in international sales denominated in United States dollars, an increase in the value of the United States dollar relative to foreign currencies could make our products and services less competitive in international markets.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated October 13, 2004 are hereby incorporated by reference to Part IV of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the directors and executive officers of Intellisync is set forth in Part I, Item 1 of this Annual Report under the caption “Executive Officers and Directors of the Registrant.” Information relating to directors, audit committee, financial expert and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the definitive proxy statement for Intellisync’s 2004 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, or Proxy Statement, no later than 120 days after the end of the fiscal year covered by this form, or the Proxy Statement, under the captions “Board Meetings and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted the Code of Ethics for Principal Officers and Financial Professionals of Intellisync Corporation, a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other finance organization employees. The Code of Ethics for Principal Officers and Financial Professionals of Intellisync Corporation is publicly available on our Website at www.intellisync.com. If we make any substantive amendments to this code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver on that Website or in a report on Form 8-K.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. Financial Statements

The following consolidated financial statements of Intellisync Corporation are filed as part of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm (F-2)

•	Consolidated Balance Sheets at July 31, 2004 and 2003 (F-3)

•	Consolidated Statements of Operations for each of the three fiscal years in the period ended July 31, 2004 (F-4)

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for each of the three fiscal years in the period ended July 31, 2004 (F-5)

•	Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended July 31, 2004 (F-6)

•	Notes to Consolidated Financial Statements (F-7)

2.  Supplemental Schedule

The following financial statement schedule of Intellisync is filed as part of this Annual Report on Form 10-K and should be read in conjunction with Intellisync’s consolidated financial statements.

•	Schedule II — Valuation and Qualifying Accounts (F-46)

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

(b)  Reports on Form 8-K

Report on Form 8-K dated May 6, 2004 reporting our restructuring initiative and revised earnings guidance for the fiscal quarter ended April 30, 2004.

Report on Form 8-K dated May 20, 2004 reporting our financial results for the fiscal quarter ended April 30, 2004.**

**  This furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

(c)  Exhibits

Exhibit Number		Exhibit Title
2.1	1	Stock Purchase Agreement between Pumatech, Inc. and Motorola, Inc. dated March 27, 2003.
2.2	2	Asset Purchase Agreement by and among Pumatech, Inc., Loudfire, Inc. and Craig Johnson. dated July 2, 2003.
2.3	2	First Amendment to the Asset Purchase Agreement by and among Pumatech, Inc., Loudfire, Inc. and Craig Johnson dated July 22, 2003.
2.4	3	Asset Purchase Agreement between Pumatech, Inc. and Spontaneous Technology, Inc. dated July 30, 2003 and Amendment No. 1 thereto dated September 17, 2003.
2.5	4
Stock Purchase Agreement by and among Intellisync Corporation, Intellisync Australia Pty. Ltd., SPL WorldGroup, Inc., SPL WorldGroup B.V., SPL WorldGroup Holdings Pty. Ltd., SPL WorldGroup Software Inc., SPL WorldGroup Limited and Search Software America Pty. Ltd. dated February 24, 2004.

2.6	22	Agreement and Plan of Merger among Pumatech, Inc., Homerun Acquisition Corporation, and Synchrologic, Inc. dated September 14, 2003.
2.7	25	Employee Transfer Agreement by and between Intellisync Corporation, SoftVision SRL and Laurentiu Russo dated March 5, 2004.
3.1	5	Certificate of Incorporation of Puma Technology, Inc., a Delaware corporation.
3.2	6	Amended and Restated Bylaws of Pumatech, Inc., a Delaware corporation.
3.3	7	Certificate of Amendment of Restated Certificate of Incorporation dated December 19, 2000.
3.4	8	Certificate of Amendment of Restated Certificate of Incorporation filed on October 18, 2002.
3.5	9	Certificate of designations of rights, preferences and privileges of Series A Participating Preferred Stock of Pumatech, Inc. dated January 15, 2003.
3.6	10	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on February 3, 2004.
3.7	11	Certificate of Ownership and Merger merging a wholly-owned subsidiary into Pumatech, Inc., dated February 17, 2004, pursuant to Section 253 of the General Corporation Law of the State of Delaware.
4.1	9
Preferred Shares Rights Agreement between Pumatech, Inc. and Computershare Investor Services LLC as Rights Agent dated January 13, 2003 (includes Form of Certificate of Designations of Series A Participating Preferred Stock, Form of Rights Certificate and Summary of Rights).

4.2	10	Indenture dated as of March 3, 2004, between Intellisync Corporation and U.S. Bank National Association, as Trustee, and Form of Note
4.3	10	Registration Rights Agreement, dated March 3, 2004, among Intellisync Corporation, as issuer and Morgan Stanley & Co. Incorporated, CIBC World Markets and Needham & Company, Inc.
10.1 *	12	Puma Technology, Inc. 1998 Employee Stock Purchase Plan, as amended through April 23, 2002.
10.2 *	13	Form of notice of exercised used under Puma Technology, Inc. 1998 Employee Stock Purchase Plan.
10.3 *	5	Form of Indemnity Agreement for directors and officers.
10.4 *	14	ProxiNet 1997 Stock Plan.
10.5 *	15	NetMind Technologies, Inc. 1997 Stock Plan.
10.6 *	16	Puma Technology, Inc. 2000 Supplemental Stock Option Plan and Related Form of Non-statutory Stock Option Agreement initially established as of March 29, 2000 and as amended through August 22, 2000.

Exhibit Number		Exhibit Title
10.7 *	17	Pumatech, Inc. Amended and Restated 1993 Stock Option Plan dated December 6, 2000.
10.8	18	Loan and Security Agreement dated March 29, 2001, by and between Imperial Bank and Pumatech, Inc.
10.9	19	Sublease Agreement dated as of February 4, 2002, between the Company and AlphaSmart, Inc.
10.10 *	6	Separation Agreement dated as of June 21, 2002, between the Company and Bradley A. Rowe.
10.11 *	6	Employment Agreement dated as of June 14, 2002, between the Company and Woodson M. Hobbs.
10.12 *	6	Restricted Stock Option Agreement dated as of June 14, 2002, between the Company and Woodson M. Hobbs.
10.13 *	6	$309,750 Promissory Note dated as of June 14, 2002, payable by Woodson M. Hobbs to Pumatech, Inc.
10.14 *	6	Separation Agreement dated as of July 31, 2002, between the Company and Stephen Nicol.
10.15 *	8	Pumatech, Inc. 2002 Stock Option Plan
10.16 *	1	$235,000 Promissory Note and Pledge Arrangement dated as of April 16, 2001, payable by Kelly Hicks to Pumatech, Inc.; and Amendment No. 1 dated as of April 16, 2002.
10.17 †	20	Distribution Agreement by and between Ingram Micro, Inc. and Puma Technology, Inc. dated as of July 14, 1997 and Addendum thereto dated January 30, 2001.
10.18	21	Software Consulting Agreement by and between Pumatech, Inc. and SoftVision Consulting dated October 1, 2002.
10.19 *	22	Employment offer letter dated September 5, 2002, to Clyde Foster, Senior Vice President of Sales and Marketing.
10.20 *	22	Change of Control Agreement with Keith Kitchen dated October 20, 2003.
10.21 *	22	Change of Control Agreement with Clyde Foster, dated October 20, 2003.
10.22 *	22	Compensation for Board Service and Change of Control Agreement for Michael M. Clair, dated October 20, 2003.
10.23 *	22	Compensation for Board Service and Change of Control Agreement for Michael Praisner, dated October 20, 2003.
10.24 *	22	Compensation for Board Service and Change of Control Agreement for Kirsten Berg-Painter, dated October 20, 2003.
10.25 †	23
Intellisync Software Developers’ Kit and Bundling License Agreement by and between Puma Technology, Inc. and Research In Motion Limited as of April 29, 1998, and Amendments thereto dated September 14, 1999, April 29, 2000, August 15, 2000, April 30, 2002, and October 31, 2003.

10.26 *	24	Synchrologic, Inc. Amended and Restated 1995 Stock Option Plan.
10.27 *	24	Synchrologic, Inc. 2001 Stock Incentive Plan.
10.28	4	Settlement and License Agreement, dated March 4, 2004, by and between Intellisync Corporation and Extended Systems Incorporated.
10.29 †	25
Master Software License, Software Development Agreement, Maintenance and Services Agreement and Reseller Agreement dated July 2, 2004 by and between Intellisync Corporation and Cellco Partnership d/b/a Verizon Wireless.

10.30 *	25	Change of Control Agreement with Steven Goldberg dated February 10, 2004.
21.1	25	Subsidiaries of the Registrant.

Exhibit Number		Exhibit Title
23.1	25	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	25	Power of Attorney (reference page 73 of this Form 10-K).
31.1	25	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	25	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	25	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	25	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted or requested for portions of this exhibit.

1	Incorporated by reference to the Company’s Report on Form 8-K filed on April 11, 2003.

2	Incorporated by reference to the Company’s Report on Form 8-K filed on August 6, 2003.

3	Incorporated by reference to the Company’s Report on Form 8-K filed on October 2, 2003.

4	Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended April 30, 2004 filed on June 14, 2004.

5	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-011445).

6	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2002 filed on October 17, 2002.

7	Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended January 31, 2001 filed on March 19, 2001.

8	Incorporated by reference to the Company’s Definitive Proxy Statement filed on October 18, 2002 for 2002 Annual Meeting of Stockholders.

9	Incorporated by reference to the Company’s Report on Form 8-A12G filed on January 15, 2003.

10	Incorporated by reference to the Company’s Report on Form S-3 filed on June 3, 2004.

11	Incorporated by reference to the Company’s Report on Form 8-K filed on February 18, 2004.

12	Incorporated by reference to the Company’s Report on Form S-8 filed on August 27, 2002.

13	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1999 filed on October 29, 1999.

14	Incorporated by reference to the Company’s Report on Form S-8 filed on November 1, 1999.

15	Incorporated by reference to the Company’s Report on Form S-8 filed on February 24, 2000.

16	Incorporated by reference to the Company’s Report on Form S-8 filed on October 27, 2000.

17	Incorporated by reference to the Company’s Report on Form S-8 filed on February 6, 2001.

18	Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended April 30, 2001 filed on June 16, 2001.

19	Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended April 30, 2002 filed on June 13, 2002.

20	Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2002 filed on December 16, 2002.

21	Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended April 30, 2003 filed on June 13, 2003.

22	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2003 filed on October 21, 2003.

23	Incorporated by reference to the Company’s Report on Form 10-Q/A for the quarterly period ended October 31, 2003 filed on March 19, 2004.

24	Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended January 31, 2004 filed on March 15, 2004.

25	Filed herewith.

(c) Financial Statement Schedules.

Refer to Item 15 (a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, on this 13th day of October 2004.

Date: October 13, 2004	Intellisync Corporation By: /s/ J. KEITH KITCHEN J. Keith Kitchen Chief Financial Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ WOODSON HOBBS Woodson Hobbs	President, Chief Executive Officer and Director (Principal Executive Officer)	October 13, 2004
/s/ J. KEITH KITCHEN J. Keith Kitchen	Chief Financial Officer (Principal Financial and Accounting Officer)	October 13, 2004
/s/ SAID MOHAMMADIOUN Said Mohammadioun	Chief Technology Officer and Director	October 13, 2004
/s/ MICHAEL M. CLAIR Michael M. Clair	Chairman of the Board	October 13, 2004
/s/ RICHARD ARNOLD Richard Arnold	Director	October 13, 2004
/s/ KIRSTEN BERG-PAINTER Kirsten Berg-Painter	Director	October 13, 2004
/s/ MICHAEL PRAISNER Michael Praisner	Director	October 13, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Intellisync Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1) present fairly, in all material respects, the financial position of Intellisync Corporation and its subsidiaries at July 31, 2004 and July 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related statements and financial statement schedule based on our audits. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the financial statements, the Company changed its method of accounting for goodwill in fiscal 2003 pursuant to its adoption SFAS No. 142.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
October 13, 2004

INTELLISYNC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per common share data)

	July 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$12,991	$7,842
Short-term investments	40,657	19,317
Accounts receivable, net	10,380	5,469
Inventories	69	113
Other current assets	2,485	882
Total current assets	66,582	33,623
Property and equipment, net	1,540	1,153
Goodwill	65,288	2,731
Other intangible assets, net	29,828	2,734
Restricted cash	4,032	296
Other assets	3,084	630
Total assets	$170,354	$41,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,562	$2,619
Accrued liabilities	7,482	3,816
Current portion of obligations under capital lease	51	—
Deferred revenue	5,794	2,015
Total current liabilities	14,889	8,450
Obligations under capital lease	144	—
Convertible senior notes	58,443	—
Other liabilities	2,487	921
Total liabilities	75,963	9,371

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized and none issued and outstanding at July 31, 2004 and 2003	—	—
Common stock, $0.001 par value; 160,000 and 80,000 shares authorized; 65,592 and 47,753 shares issued and outstanding at July 31, 2004 and 2003	66	48
Additional paid-in capital	225,832	153,986
Receivable from stockholders	—	(112)
Deferred stock compensation	—	(459)
Accumulated deficit	(131,116)	(121,661)
Accumulated other comprehensive loss	(391)	(6)
Total stockholders’ equity	94,391	31,796
Total liabilities and stockholders’ equity	$170,354	$41,167

The accompanying notes are an integral part of these consolidated financial statements.

INTELLISYNC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per common share data)

	Year Ended July 31,
	2004	2003	2002
Revenue:
License	$28,292	$19,169	$19,167
Services	14,016	5,691	3,773
Total revenue	42,308	24,860	22,940

Cost of revenue:
Cost of license revenue	2,059	1,182	1,103
Cost of services revenue (includes non-cash stock compensation of $14, $86 and $5)	5,949	2,912	5,493
Amortization of developed and core technology	2,693	628	1,701
Total cost of revenue	10,701	4,722	8,297

Gross profit	31,607	20,138	14,643

Operating expenses:
Research and development (includes non-cash stock compensation of $38, $99 and $106)	11,467	7,389	15,179
Sales and marketing (includes non-cash stock compensation of $18, $138 and $35)	16,540	11,468	15,160
General and administrative (includes non-cash stock compensation of $675, $1,419 and $221)	7,639	5,793	4,904
In-process research and development	3,667	406	—
Amortization of goodwill	—	—	3,462
Amortization of other intangible assets	1,959	81	—
Restructuring and other charges	929	795	5,595
Impairment of assets	—	—	5,249
Total operating expenses	42,201	25,932	49,549

Operating loss	(10,594)	(5,794)	(34,906)
Other income (expense):
Interest income	620	811	1,436
Interest expense	(249)	(8)	(82)
Litigation settlement gain, net	1,576	—	—
Other, net	(327)	(65)	(214)
Other-than-temporary impairment of investments	—	(2,394)	(380)
Total other income (expense)	(1,620)	(1,656)	760
Loss before income taxes	(8,974)	(7,450)	(34,146)
Provision for income taxes	481	286	372
Net loss	$(9,455)	$(7,736)	$(34,518)

Basic and diluted net loss per common share	$(0.16)	$(0.17)	$(0.77)

Shares used in computing basic and diluted net loss per common share	57,732	46,222	44,712

The accompanying notes are an integral part of these consolidated financial statements.

INTELLISYNC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Receivable From Stockholders	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity	Comprehensive Loss
Balance at July 31, 2001	44,555	$45	$148,479	$(330)	$(706)	$(79,407)	$111	$68,192
Issuance of common stock upon exercise of options, net of repurchases	156	1	128	—	—	—	—	129	$—
Issuance of common stock under Restricted Stock Option Plan	525	—	—	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	615	—	699	—	—		—	699	—
Unrealized gain on securities available-for-sale	—	—	—	—	—	—	24	24	24
Currency translation adjustment	—	—	—	—	—	—	(9)	(9)	(9)
Reversal of stock-based compensation on termination of employees	—	—	(59)	—	59	—	—	—	—
Recovery of deferred compensation, net	—	—	(54)	—	54	—	—	—	—
Amortization of deferred compensation	—	—	—	—	367	—	—	367	—
Net loss	—	—	—	—	—	(34,518)	—	(34,518)	(34,518)
Balance at July 31, 2002	45,851	46	149,193	(330)	(226)	(113,925)	126	34,884	$(34,503)
Issuance of common stock upon exercise of options	1,374	1	2,042	—	—	—	—	2,043	$—
Issuance of common stock under Employee Stock Purchase Plan	522	1	164	—	—	—	—	165	—
Unrealized loss on securities available-for-sale	—	—	—	—	—	—	(159)	(159)	(159)
Realized loss on securities available- for-sale	—	—	—	—	—	—	43	43	43
Currency translation adjustment	—	—	—	—	—	—	(16)	(16)	(16)
Issuance of common stock in connection with acquisitions	134	—	500	—	—	—	—	500	—
Cancellation of common stock in connection with Windward acquisition	(128)	—	—	—	—	—	—	—	—
Repayments by stockholders	—	—	—	330	—	—	—	330	—
Reclassification of vested common stock under Restricted Stock Option Plan	—	—	112	(112)	—	—	—	—	—
Reversal of stock-based compensation on termination of employees	—	—	(69)	—	69	—	—	—	—
Deferred compensation, net	—	—	2,044	—	(2,044)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	1,742	—	—	1,742	—
Net loss	—	—	—	—	—	(7,736)	—	(7,736)	(7,736)
Balance at July 31, 2003	47,753	48	153,986	(112)	(459)	(121,661)	(6)	31,796	$(7,868)
Issuance of common stock upon exercise of options	1,561	2	1,793	—	—	—	—	1,795	$—
Issuance of common stock under Employee Stock Purchase Plan	279		337	—	—	—	—	337	—
Unrealized loss on securities available-for-sale	—	—	—	—	—	—	(126)	(126)	(126)
Currency translation adjustment	—	—	—	—	—	—	(259)	(259)	(259)
Issuance of common stock in connection with acquisitions	15,999	16	69,230	—	—	—	—	69,246	—
Reclassification of vested common stock under Restricted Stock Option Plan	—	—	198	(198)	—	—	—	—	—
Repayments by stockholders	—	—	—	310	—	—	—	310	—
Deferred compensation, net	—	—	288	—	(286)	—	—	2	—
Amortization of deferred compensation	—	—	—	—	745	—	—	745	—
Net loss	—	—	—	—	—	(9,455)	—	(9,455)	(9,455)
Balance at July 31, 2004	65,592	$66	$225,832	$—	$—	$(131,116)	$(391)	$94,391	$(9,840)

The accompanying notes are an integral part of these consolidated financial statements.

INTELLISYNC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended July 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(9,455)	$(7,736)	$(34,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Purchased in-process research and development	3,667	406	—
Restructuring and other charges	—	—	850
Impairment of assets	—	—	5,146
Other-than-temporary impairment of investments	—	2,394	380
Provision for (recovery) doubtful accounts	316	(273)	189
Write-off of excess research and development software and related assets	—	—	580
Uncollectible contractual payments	—	—	330
Depreciation and amortization	5,931	2,067	8,343
Non-cash stock compensation	745	1,742	367
Realized gain on sale of investment	—	(43)	—
Changes in assets and liabilities:
Accounts receivable	(2,847)	(1,556)	922
Inventories	44	(37)	157
Other current assets	(1,372)	302	869
Accounts payable	(2,253)	1,487	(1,546)
Accrued liabilities	(3,021)	(2,882)	1,795
Deferred revenue	632	(795)	(582)
Other assets and liabilities	67	115	273
Net cash used in operating activities	(7,546)	(4,809)	(16,445)
Cash flows from investing activities:
Purchase of property and equipment	(759)	(451)	(563)
Purchase of short term investments	(35,616)	(8,349)	(28,378)
Proceeds from the sales of short-term investments	7,650	9,625	9,175
Proceeds from the maturities of short-term investments	6,500	9,385	19,198
(Decrease) increase in restricted cash	(3,679)	—	278
Acquisitions, net of cash acquired	(18,939)	(2,428)	—
Other investments	(200)	—	(300)
Net cash (used in) provided by investing activities	(45,043)	7,782	(590)
Cash flows from financing activities:
Principal payments on borrowings	(1,764)	(2,000)	(302)
Principal payments on capital lease	(36)	—	—
Proceeds from long term debt	60,000	—	2,000
Debt issuance costs	(2,948)	—	—
Note repayments from (advances to) stockholders	310	330	(310)
Proceeds upon exercise of stock options	1,795	2,043	439
Proceeds from ESPP shares issued	337	165	699
Net cash provided by financing activities	57,694	538	2,526
Effect of exchange rate changes on cash and cash equivalents	44	—	3
Net increase (decrease) in cash and cash equivalents	5,149	3,511	(14,506)
Cash and cash equivalents at beginning of year	7,842	4,331	18,837
Cash and cash equivalents at end of year	$12,991	$7,842	$4,331
Supplemental disclosure of cash flow information:
Interest paid	$6	$10	$84
Income taxes paid	$322	$331	$358
Capital lease obligations	$231	$—	$—
Common stock issued in connection with business acquisition	$69,246	$500	$—
Net non-cash stock compensation (recovery)	$288	$2,044	$(54)
Reversal of stock-based compensation on termination of employees	$—	$(69)	$(59)

The accompanying notes are an integral part of these consolidated financial statements.

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    The Company and a Summary of its Significant Accounting Policies

The Company

Intellisync Corporation, Intellisync or the “Company,” was incorporated in California on August 27, 1993 as Puma Technology, Inc. and was subsequently reincorporated in Delaware on November 27, 1996. The Company changed its corporate name from Pumatech, Inc. to Intellisync Corporation effective February 17, 2004. The Company develops, markets and supports desktop, enterprise and carrier-class synchronization, that enable consumers, business professionals and information technology professionals to extend the capabilities of enterprise groupware and vertical applications, handheld organizers/computers, Web-enabled mobile phones, pagers and other wireless or wireline personal communications platforms.

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows since inception. The Company incurred a net loss of approximately $9,455,000 and negative cash flows from operations of approximately $7,546,000 for fiscal 2004. The Company’s cash balances may decline further, although the Company believes that the effects of its strategic actions implemented to improve revenue as well as control costs along with existing cash resources will be adequate to fund its operations for at least the next 12 months. Failure to generate sufficient revenues or control spending could adversely affect the Company’s ability to achieve its business objectives.

During fiscal 2004, the Company realized proceeds of approximately $57,100,000, net of the initial purchasers’ discounts and commissions and estimated offering costs, from a convertible senior notes offering. Refer to Note 7 — Long-Term Debt for more details on the convertible senior notes.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The consolidated financial statements include the results of operations of all companies or assets recently acquired since the date of pertinent acquisitions. These acquisitions include Starfish Software, Inc., Spontaneous Technology, Inc., Synchrologic, Inc. and Search Software America Pty. Ltd., the assets purchased from Loudfire, Inc., and the engineering employees transferred from SoftVision SRL in accordance with an employee transfer agreement. Refer to Note 4. All significant inter-company balances and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to the current presentation.

Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to provision for doubtful accounts, channel inventory and product returns, valuation of intangibles, investments and other long-lived assets, restructuring accruals, license and services revenue recognition and contingencies. The Company bases its estimates on various factors and information which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third party professionals that are believed to be reasonable under the circumstances, the results of which form the basis for taking judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1    The Company and a Summary of its Significant Accounting Policies — (Continued)

Translation of Financial Statements of Foreign Entities

The functional currency of the Company and its subsidiaries is the applicable local currency in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation,” while the Company’s reporting currency is the U.S. dollar. Assets and liabilities of the Company and its subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. Revenues and expenses are translated at the weighted average monthly exchange rates throughout the year. Translation gains or losses are recorded as a separate component of shareholders’ equity and transaction gains and losses are reflected in net income.

For fiscal 2004 and 2003, the Company recorded net translation losses of $259,000 and $16,000, respectively. For fiscal 2004, 2003 and 2002, the Company realized net transaction losses of $19,000, $4,000 and $4,000, respectively. The Company as of yet does not undertake any foreign currency hedging activities. Due to the number of currencies involved, the constant change in currency exposures and the substantial volatility of currency exchange rates, the effect of exchange rate fluctuations upon the Company’s future operating results could be significant.

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

Transactions involving the sale of software products are accounted for under the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9, “Modification of 97-2, Software Revenue Recognition with Respect to Certain Transactions.” For contracts with multiple elements, and for which vendor-specific objective evidence of fair value for the undelivered elements exists, revenue is recognized for the delivered elements based upon the residual contract value as prescribed by SOP No. 98-9. The Company has accumulated relevant information from contracts to use in determining the availability of vendor-specific objective evidence and believes that such information complies with the criteria established in SOP No. 97-2 as follows:

•	Customers pay separately for annual maintenance. Optional stated future renewal rates are included as a term of the contracts. The Company uses the renewal rate as vendor-specific objective evidence of fair value for maintenance.

•	The Company charges standard hourly rates for consulting services, when such services are sold separately, based upon the nature of the services and experience of the professionals performing the services.

•	For training, the Company charges standard rates for each course based upon the duration of the course, and such courses are separately priced in contracts. The Company has a history of selling such courses separately.

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

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1    The Company and a Summary of its Significant Accounting Policies — (Continued)

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

The Company currently sells its products directly to individuals, small businesses and corporations, to original equipment manufacturers, or OEMs, and to distributors and value-added resellers in North America, Europe, the Asia-Pacific region, South America and Africa. Revenue from products distributed indirectly through major distributors and resellers is recognized on a sell through basis. Agreements with the Company’s major distributors and resellers contain specific product return privileges for stock rotation and obsolete products that are generally limited to contractual amounts. Reserves for estimated future returns are provided for upon revenue recognition. Product returns are recorded as a reduction of revenues. Accordingly, the Company has established a product returns reserve composed of 100% of product inventories held at the Company’s distribution partners, as well as an estimated amount for returns from customers of the distributors and other resellers as a result of stock rotation and obsolete products. Such reserves are based on:

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

Short Term Investments

The Company considers cash invested in highly liquid financial instruments with original maturities greater than three months to be short-term investments, which are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 requires the Company to classify debt and equity securities into one of three categories: held to maturity, trading or available-for-sale. As of July 31, 2004 and 2003, the Company’s short-term investments include commercial paper, corporate notes, certificates of

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1    The Company and a Summary of its Significant Accounting Policies — (Continued)

deposit, auction rate preferred stock, auction rate receipts and fixed-income annuities which are valued using the amortized cost method which approximates market value due to short maturities of these instruments. Short-term investments also include United States government backed securities and equity securities, which carried at fair value, with the unrealized gains and losses reported as a separate component of stockholders’ equity. The Company intends to make such funds readily available for operating purposes. Realized gains and losses on sales of investment securities are included in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Refer to Note 3 for more details on short-term investments. The Company monitors its investments for impairment by considering current factors including the economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary.

Inventories

Inventories consist principally of cables, software and related documentation, which are stated at the lower of cost (first-in, first-out) or market. Market is “net realizable value”, which, for finished goods is the estimated selling price, less costs to complete and dispose of the inventory. For raw materials, it is replacement cost or the cost of acquiring similar products from the Company’s vendors.

The Company initially records its inventory at cost and each quarter evaluates the difference, if any, between cost and market. The determination of the market value of inventories is primarily dependent on estimates of future demand for the Company’s products, which in turn is based on other market estimates such as technological change, competitor actions and estimates of future selling prices.

The Company records write-downs for the amount that cost of inventory exceeds its estimated market value. No adjustment is required when market value exceeds cost.

Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. The Company defines establishment of technological feasibility at the point which product reaches beta (testing for errors and usability of interface). Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” During fiscal 2004, 2003 and 2002, all software development costs have been expensed as incurred due to the period of time between beta and making them generally available has been short.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Computer equipment and software are depreciated over three years; furniture and office equipment are depreciated over four years; and leasehold improvements are amortized over the estimated useful lives, or the term of the related leases, whichever is shorter. Repair and maintenance costs are charged to operations as incurred and major improvements are capitalized. The Company reviews the carrying amount of fixed assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company, therefore, evaluates the remaining life and recoverability of such equipment in light of current market conditions. Upon disposal, the assets and related accumulated depreciation are removed from the Company’s accounts and resulting gains and losses are recorded in other, net.

The Company follows the provisions of the AICPA’s SOP No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” in determining the amount of developed in-house software costs

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1    The Company and a Summary of its Significant Accounting Policies — (Continued)

to be capitalized. The Company applies the provisions of the Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue (EITF) No. 00-02 “Accounting for Website Development Costs” in determining the amount of Website development costs to be capitalized. These standards require capitalization of certain direct development costs associated with internal use software and Website development costs. Costs to be capitalized include internal and external direct project costs including, among others, payroll and labor, material, and services. These costs are being amortized over the estimated useful life. Costs incurred on new projects in a preliminary phase and projects that contract negotiations have not begun, as well as maintenance, and training costs are charged to expense as incurred.

Business Combinations and Asset Purchases

Business Combinations are accounted for in accordance with SFAS No. 141, “Business Combinations” which effectively requires that the purchase method of accounting for business combinations be followed. In accordance with SFAS 141, the Company determines the recognition of intangible assets based on the following criteria: (1) the intangible asset arises from contractual or other rights, or (2) the intangible is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. In conjunction with business combinations, the Company may record restructuring liabilities of the acquired company in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” These costs represent liabilities that are recorded as part of the purchase price allocation for the acquisition. Accordingly, the Company’s recent acquisitions of Synchrologic and SSA were accounted for using the guidance in SFAS No. 141 and EITF No. 95-3.

EITF No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of a Productive Asset or of a Business,” defines the elements necessary to evaluate whether a business has been received in a nonmonetary exchange transaction. EITF No. 98-3 defines a business as a self-sustaining integrated set of activities and assets conducted and managed for the purpose of providing a return to investors. A business consists of (a) inputs, (b) processing applied to those inputs, and (c) resulting outputs that are used to generate revenues. Pursuant to EITF No. 98-3, since the acquisitions of certain assets of SoftVision in fiscal 2004 and Loudfire in fiscal 2003 did not have all the required elements to be considered the purchase of a business, the Company recorded the transactions as an asset purchase.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price, including acquisition costs, of acquired businesses over the fair value of the identifiable net assets acquired and, through July 31, 2002, was amortized using the straight-line method over estimated useful lives ranging from three to five years. As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” amortization ceased on August 1, 2002. Goodwill is instead evaluated in terms of its fair value annually or more frequently if impairment indicators arise and any impairment recognized at that time. Refer to “Impairment of Long-Lived Assets” below.

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

Other intangible assets result from the application of the purchase method of accounting for the Company’s acquisitions and are composed of the unamortized identifiable assets including acquired developed and core technology, patents, trademarks, customer base, covenant not-to-compete, customer contracts and acquired workforce (not accounted as a business combination). Developed and core technology, patents and customer base are amortized over the period of benefit, generally four to ten years. Trademarks are amortized over the period of

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1    The Company and a Summary of its Significant Accounting Policies — (Continued)

benefit of three years. Covenant not-to-compete, customer contracts and acquired workforce are amortized over the period of benefit, ranging from nine months to two years.

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

During fiscal 2003, the Company disposed its limited partnership interest in Azure Venture Partners, LLP, a venture capital fund. The disposal of the interest allowed the Company to avoid commitments for further investments in equity instruments of various privately-held companies made through Azure, many of which had not generated adequate returns. In addition, the disposal is in line with the Company’s strategy of focusing resources and efforts more on its core operations. Consequently, the Company recorded an other-than-temporary impairment charge of $2,394,000. Total proceeds of $75,000 from the sale of the interest were received in May 2003, which approximated the carrying value of the investment after the writedown.

During fiscal 2002, the Company recorded a charge for an other-than-temporary impairment of investments of approximately $380,000 related to the Company’s pro-rata share of net loss realized by Azure on sale or liquidation of certain investments.

Long-Term Investments

Long-term investments that are not represented by marketable securities are carried at cost less write-downs for declines in value that are judged to be other-than-temporary. Declines in fair value are considered other-than-temporary when: (i) the carrying value of the investments exceeds the fair value of such investments using current assumptions and (ii) the timing and/or extent of cash flows expected to be received on the investments has adversely changed from the previous valuation date. Dividends are recorded in other, net, when received.

Restricted Cash

Cash and investments that are restricted for use, for legal or other contractual reasons, are segregated and classified as restricted cash. The Company’s restricted cash consists of cash held by a financial institution as collateral under the terms of the interest rate swap agreement, into which the Company entered during fiscal 2004, to match any unfavorable mark-to-market exposure (fair value) on the swap. The amount of collateral required totals a minimum of $1,800,000 plus an amount equal to the unfavorable mark-to-market exposure on the swap. Generally, the required collateral will rise as interest rates rise. As of July 31, 2004, the Company has posted approximately $3,736,000 of collateral under the swap agreement which is included in “Restricted Cash” in the consolidated balance sheet.

Restricted cash also includes cash held by financial institutions as collateral on letters of credit in connection with the Company’s certain operating lease obligations. This portion of the restricted cash was $296,000, net of current portion of $101,000 and $112,000, at July 31, 2004 and 2003, respectively. The short-term and the long-term portions are classified as “Other Current Assets” and “Restricted Cash,” respectively, in the consolidated balance sheets.

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1    The Company and a Summary of its Significant Accounting Policies — (Continued)

Contingencies

The Company evaluates contingent liabilities in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company assesses the likelihood of any adverse judgments or outcomes to a potential claim or legal proceeding, as well as potential ranges of probable losses, when the outcome of the claims or proceedings are probable and reasonably estimable. A determination of the amount of accrued liabilities required, if any, for these contingencies is made after analysis of each matter. Because of uncertainties related to these matters, the Company bases its estimates on the information available at the time. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and litigation and may revise its estimates. Any revisions in the estimates of potential liabilities could have a material impact on its results of operations and financial position.

Advertising Expense

In accordance with the EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer”, the Company carefully evaluates the substance of any co-op advertising support. To the extent that the co-op advertising support relates to the acquisition of advertising material which the Company could obtain independently, these costs are considered advertising or sales and marketing expense. To the extent that they relate to promotional support for the Company’s customers’ advertising activities, they are considered reductions of revenue, in accordance with the EITF 01-09. The Company evaluates co-op advertising commitments on a customer by customer basis considering actions taken throughout the course of the year, and the Company’s prior history in dealing with customer co-op advertising issues. Costs accounted for as reductions of revenue amounted to $152,000, $179,000 and $389,000 in fiscal 2004, 2003 and 2002, respectively.

Other advertising costs, approximately $1,072,000, $626,000 and $1,546,000 for fiscal 2004, 2003 and 2002, respectively, are charged to sales and marketing expense as incurred.

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

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1    The Company and a Summary of its Significant Accounting Policies — (Continued)

delay in availability of third party applications could negatively impact the Company’s ability and the ability of third party application developers to release and support the Company’s products or they could negatively and materially affect the acceptance and demand for the Company’s products, business and prospects.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, investments and trade accounts receivable. The Company places its cash, cash equivalents and short-term investments primarily in money market accounts, commercial paper, corporate notes, certificates of deposit, fixed-income annuities, government notes and bonds, auction rate preferred stock and auction rate receipts. At July 31, 2004, the Company held its depository accounts with five financial institutions in the United States, three financial institutions in Japan, and seven financial institutions in other parts of the world. Deposits with these institutions may exceed the amount of insurance provided on such deposits. The Company has not historically experienced any losses on deposits held at these institutions. The Company, by policy, limits the amount of credit exposure for cash equivalents and investments to any one issuer.

Accounts receivable are typically unsecured and are derived from revenues earned from customers located throughout the world, which minimizes the concentration of credit risk. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. Verizon Communications accounted for 10% of the total accounts receivable balance at July 31, 2004. Ingram Micro US, a major distributor of the Company, accounted for 11% and 18% of the total accounts receivable balance at July 31, 2003 and 2002, respectively. No other customers accounted for more than 10% of total of accounts receivable during the same periods. No customer accounted for more than 10% of the total revenue for fiscal 2004. Ingram Micro US accounted for 10% and 17% of the total revenue for fiscal 2003 and 2002, respectively. In accordance with the Company’s revenue recognition policy, such revenue from a major distributor represents revenue recognized at the time the Company’s products were sold to end-user customers. No end-user customers, direct or through distributors and resellers, accounted for more than 10% of total revenue during the same periods.

Historically, the Company’s sales are generally denominated in United States dollars. Recently, as a result primarily of its recent acquisitions, the Company has increasingly generated a portion of its revenues and incurred a portion of its expenses in Euros, British pounds, the Japanese Yen and Australian dollars.

Fair Value Of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate their respective fair values because of the short-term maturity of these items. The carrying value of long-term debt and capital lease obligations approximates fair value.

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

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1    The Company and a Summary of its Significant Accounting Policies — (Continued)

	Year Ended July 31,
	2004	2003	2002
Net loss as reported	$(9,455)	$(7,736)	$(34,518)
Add: Stock-based employee compensation expense included in reported net loss	745	1,742	367
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(3,978)	(1,058)	(255)
Pro forma net loss	$(12,688)	$(7,052)	$(34,406)
Basic and diluted net loss per common share as reported	$(0.16)	$(0.17)	$(0.77)
Basic and diluted pro forma net loss per common share	$(0.22)	$(0.15)	$(0.77)

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plans			Employee Stock Purchase Plan
	Year Ended July 31,			Year Ended July 31,
	2004	2003	2002	2004	2003	2002
Option life (in years)	2.2	3.4	3.9	1.0	0.5	0.5
Risk-free interest rate	2.02%	2.34%	3.27%	1.27%	1.22%	3.07%
Stock price volatility	126%	132%	120%	131%	131%	119%
Dividend yield	—	—	—	—	—	—

The following is a summary of weighted-average grant date fair values:

	Weighted-Average Grant Date Fair Value
	Year Ended July 31,
	2004	2003	2002
Options granted under Stock Option Plans	$2.24	$0.90	$0.56
Shares granted under the Stock Purchase Plan	$0.79	$0.30	$1.01

Derivative Instruments

The Company applies SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company designates its derivatives based upon criteria established by SFAS No. 133. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. Refer to Note 7 for details on the Company’s only derivative instruments.

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1    The Company and a Summary of its Significant Accounting Policies — (Continued)

Restructuring Costs

Effective prospectively for exit or disposal activities initiated after December 31, 2002, SFAS No. 146, “Cost Associated with Exit or Disposal Activities” applies to the Company. SFAS 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. There was no impact on the Company’s financial statements from the adoption of SFAS No. 146.

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

Note 2    Recently Issued Accounting Pronouncements

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. In December 2003, the FASB released a revised version of FIN No. 46 (referred to as FIN 46R) clarifying certain aspects of FIN No. 46 and providing certain entities with exemptions from the requirements of FIN No. 46. FIN 46R requires the application of either FIN No. 46 or FIN 46R to all Special Purpose Entities (SPEs) created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. All entities created after January 31, 2003 were already required to be analyzed under FIN No. 46, and they must continue to do so, unless FIN 46R is adopted early. FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of FIN 46-R during the third quarter of fiscal 2004 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

Other-Than-Temporary Impairment

In March 2004, the EITF reached consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The disclosure requirements are effective for fiscal years ending after

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2    Recently Issued Accounting Pronouncements — (Continued)

June 15, 2004. The Company have adopted the disclosure requirements in fiscal 2004 accordingly and incorporated such disclosures in Note 3 below. The accounting guidance of EITF No. 03-01 is effective for fiscal years beginning after June 15, 2004, and the Company does not believe that the adoption will have a material effect on its financial position or results of operations.

Earnings Per Share

In April 2004, the EITF issued Statement No. 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share.” EITF No. 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF No. 03-06 is effective for fiscal periods beginning after March 31, 2004. As of May 1, 2004, the Company has convertible debt that is subject to this pronouncement. However, due to net loss for fiscal 2004, the effect of the convertible debt under the EITF No. 03-06 is anti-dilutive, as such it has not been included in basic or diluted earnings per share.

Contingently Convertible Debt on Diluted Earnings per Share

In July 2004, the EITF issued a draft abstract for EITF No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-08 reflects the Task Force’s tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004, the adoption of which will not have an impact on the Company’s calculation of earnings per share.

Note 3    Balance Sheet Components

Cash equivalents and short-term investments consist of the following (in thousands):

	July 31, 2004
	Gross Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Cash equivalents
Certificate of deposit	$121	$—	$—	$121
Government notes and bonds	2,323	—	—	2,323
Money market funds	4,603	—	—	4,603
	$7,047	$—	$—	$7,047
Short term investments
Fixed income annuities	$4,368	$—	$—	$4,368
Government notes and bonds	17,042	5	(62)	16,985
Auction rate preferred stock	15,800	—	—	15,800
Auction rate receipts	3,500	—	—	3,500
Other	2	2	—	4
	$40,712	$7	$(62)	$40,657

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3    Balance Sheet Components — (Continued)

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

The Company invests excess cash in fixed income securities, consisting of both corporate and government securities, that are highly liquid, of high-quality investment grade. The Company intends to make such funds readily available for operating purposes, if needed. The Company expects to realize the full value of all these investments upon maturity or sale.

The following table summarizes the fair value and gross unrealized losses of the Company’s long-term investments, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at July 31, 2004 (in thousands):

	Estimated Fair Value	Gross Unrealized Loss
Government and agency securities	$13,963	$(62)

All unrealized losses are due to changes in interest rates and bond yields. At July 31, 2004, all of the Company’s investments with gross unrealized losses were in loss positions for less than 12 months.

The estimated fair value of cash equivalents and short-term investments classified by date of contractual maturity at July 31, 2004, are as follows (in thousands):

Due within one year or less	$16,999
Due after one year through two years	3,059
No maturity dates	27,646
$47,704

The realized gain on sales of securities was zero, $43,000 and zero for fiscal 2004, 2003 and 2002, respectively. During fiscal 2004, 2003 and 2002, the Company did not record any cash equivalents- or short-term investment-related impairment charges.

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3    Balance Sheet Components — (Continued)

Accounts receivable, net, consist of the following (in thousands):

	July 31,
	2004	2003
Accounts receivable	$10,850	$5,809
Less: Provision for doubtful accounts	(470)	(340)
Accounts receivable, net	$10,380	$5,469

Inventories consist of the following (in thousands):

	July 31,
	2004	2003
Raw materials	$54	$61
Finished goods and work-in-process	15	52
Inventories	$69	$113

Property and equipment, net, consist of the following (in thousands):

	July 31,
	2004	2003
Computer equipment and software	$5,972	$4,895
Furniture and office equipment	1,695	1,511
Leasehold improvements	909	792
	8,576	7,198
Less: Accumulated depreciation and amortization	(7,036)	(6,045)
Property and equipment, net	$1,540	$1,153

The Company had an equipment under capital lease totaling $231,000 and zero at July 31, 2004 and 2003, respectively. The depreciation expense for fiscal 2004, 2003 and 2002 was $1,037,000, $1,358,000 and $3,180,000, respectively.

Accrued liabilities consist of the following (in thousands):

	July 31,
	2004	2003
Payroll related accruals	$3,109	$1,174
Accrued interest	988	—
Restructuring accruals, current portion	820	1,122
Deferred rent	435	537
Other accrued liabilities	2,130	983
Accrued liabilities	$7,482	$3,816

Other liabilities consist of the following (in thousands):

	July 31,
	2004	2003
Interest rate swap	$1,557	$—
Deferred tax liability	597	—
Restructuring liabilities, long-term portion	260	644
Other long-term liabilities	73	277
Other liabilities	$2,487	$921

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4    Acquisitions

The Company acquired SoftVision SRL’s workforce through a transfer agreement and acquired Search Software America Pty. Ltd., Synchrologic, Inc., and Spontaneous Technology, Inc. during fiscal 2004 and substantially all of the assets of Loudfire, Inc. and the capital stock of Starfish Software, Inc. during fiscal 2003. The SSA, Synchrologic, Spontaneous Technology and Starfish transactions were accounted for as required by SFAS No. 141, “Business Combinations.” The SoftVision workforce transfer and Loudfire acquisition were accounted for as an asset purchase.

SoftVision SRL

On June 14, 2004, the Company completed the transfer of 91 employees from SoftVision SRL, an offshore software development company with headquarters in Cluj-Napoca, Romania., pursuant to an Employee Transfer Agreement dated as of February 5, 2004. Under the terms of the agreement, the Company paid cash of approximately $693,000 and assumed certain employee-related liabilities of approximately $31,000. The SoftVision’s workforce acquisition was accounted for as an asset purchase. The consolidated financial statements include the effect of additional employees the Company acquired from SoftVision since the date of acquisition.

The full amount of the preliminary purchase price of $724,000 was assigned to the fair value of the acquired workforce. The amortizable acquired workforce is being amortized using the straight-line method over its estimated useful life of two years. Refer to Note 5.

Search Software America

On March 16, 2004, the Company completed its acquisition of all of the issued and outstanding stock of Search Software America Pty. Ltd., or SSA, a privately held division of SPL WorldGroup and headquartered in Sydney, Australia, pursuant to a Stock Purchase Agreement dated as of February 24, 2004. SSA, with operations in the United States, United Kingdom, and Australia, is a developer of solutions that enhance the ability to find, match and group (synchronize) identity data within computer systems and network databases. Under the terms of the agreement, the Company paid cash of $22,129,000, reflective of a preliminary working capital adjustment.

The consolidated financial statements include the results of operations of SSA since the date of acquisition. Under the purchase method of accounting, the total preliminary purchase price was allocated to SSA’s net tangible and intangible assets based upon their estimated fair value as of the acquisition date. The preliminary purchase price of $22,179,000 (including estimated acquisition costs of $50,000) was assigned to the fair value of the assets acquired, including the following (in thousands):

Tangible assets acquired	$3,728
Liabilities assumed	(3,987)
Deferred tax liability assumed	(646)
In-process research and development	775
Developed and core technology	5,513
Customer base	8,777
Goodwill	8,019
$22,179

In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred tax liabilities of approximately $646,000 have been recorded for the tax effect of the amortizable intangible assets, which are not deductible for tax purposes.

The preliminary valuation of identifiable intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. This allocation was generally based on the fair value of these assets determined using the income approach.

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4    Acquisitions — (Continued)

A preliminary estimate of $8,019,000 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but will be tested for impairment at least annually.

During the fourth quarter of fiscal 2004, the Company recorded a number adjustments to the provisional purchase price allocation following the resolution of certain contingencies, which decreased the amount of cash paid by approximately $506,000 and acquisition costs by $160,000 and increased the fair value of the liabilities assumed by approximately $694,000. These adjustments, as a result, increased the fair value of goodwill accordingly by a net amount of approximately $28,000. The purchase price allocation for SSA is subject to further revision as more detailed analysis is completed and additional information on the fair values of SSA’s assets and liabilities becomes available. Any change in the fair value of the net assets of SSA will change the amount of the purchase price allocable to goodwill. Final purchase accounting may therefore differ materially from the information presented above.

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

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4    Acquisitions — (Continued)

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

Synchrologic, Inc.

On December 29, 2003, the Company completed its acquisition of all of the issued and outstanding stock of Synchrologic, Inc. headquartered in Atlanta, Georgia pursuant to an Agreement and Plan of Merger, dated as of September 14, 2003. The Agreement and Plan of Merger also provided for the dismissal of the Company’s outstanding litigation against Synchrologic with prejudice as of September 17, 2003, thereby permanently ending this specific suit. Synchrologic’s product line provides mobile access to enterprise applications, email and personal information management, or PIM, data, file content, intranet sites, and Web content, while giving IT groups the tools to manage mobile devices remotely.

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

The consolidated financial statements include the results of operations of Synchrologic since the date of acquisition. Under the purchase method of accounting, the total preliminary purchase price was allocated to Synchrologic’s net tangible and intangible assets based upon their estimated fair value as of the acquisition date. The preliminary purchase price of $67,037,000 (comprising the value of the shares and options described above and the estimated acquisition costs of $900,000 and net of a $111,000 adjustment for writing-off a certain liability due to Synchrologic) was assigned to the fair value of the assets acquired, including the following (in thousands):

Tangible assets acquired	$4,105
Deferred tax assets	6,094
Liabilities assumed	(5,552)
Deferred tax liability assumed	(6,094)
In-process research and development	2,423
Developed and core technology	10,493
Patents	1,321
Customer base	3,487
Goodwill	50,760
$67,037

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4    Acquisitions — (Continued)

In accordance with SFAS No. 109, deferred tax liabilities of approximately $6,094,000 have been recorded for the tax effect of the amortizable intangible assets. Deferred tax assets of $6,094,000 have also been recorded by the Company to account for the tax effect of Synchrologic’s net operating loss and credit carryforwards.

The preliminary valuation of identifiable intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. This allocation was generally based on the fair value of these assets determined using the income approach.

A preliminary estimate of $50,760,000, as adjusted, has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill associated with Synchrologic acquisition will not be amortized but will be tested for impairment at least annually.

During the third quarter of fiscal 2004, the Company recorded a number adjustments to the provisional purchase price allocation following the resolution of certain contingencies, which increased the fair value of the tangible assets acquired and liabilities assumed by approximately $261,000 and $29,000, reducing the fair value of goodwill accordingly by a net amount of approximately $232,000. The purchase price allocation for Synchrologic is subject to further revision as more detailed analysis is completed and additional information on the fair values of Synchrologic’s assets and liabilities becomes available. Any change in the fair value of the net assets of Synchrologic will change the amount of the purchase price allocable to goodwill. Final purchase accounting may therefore differ materially from the information presented above.

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

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4    Acquisitions — (Continued)

The key assumptions underlying the valuation of acquired in-process research and development from Synchrologic are as follows (in thousands):

Project names:  Version upgrade of Data Sync, File Sync, E-mail accelerator and Systems Management products
Percent completed as of acquisition date: 60%–70%
Estimated costs to complete technology at acquisition date: $3,000,000
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

Spontaneous Technology, Inc.

On September 17, 2003, the Company consummated the acquisition of Spontaneous Technology, Inc. of Salt Lake City, Utah, a provider of enterprise secure Virtual Private Network, or sVPNTM, software designed to extend existing corporate applications to most wireless devices. Under the terms of the agreement, the Company issued a total of 869,259 shares of Intellisync’s common stock valued at approximately $2,999,000 using the five-trading-day average price surrounding the date the acquisition was announced of $3.45 per share, less estimated registration costs. The number of shares were calculated using the average price of the Company’s common stock for ten consecutive trading days ended three business days prior the date of acquisition. There were 224,417 additional shares held in escrow that were contingently issuable upon satisfaction of a pre-acquisition clause. Later during fiscal 2004, the contingency was resolved and the Company paid cash of approximately $752,000. The contingent consideration shares in escrow were therefore returned to the Company accordingly. Additionally, depending upon the Company’s revenues associated with sales of its products including certain technology of Spontaneous Technology during the period ending September 30, 2004, the Company may be required to pay Spontaneous Technology additional consideration of up to $7,000,000 in shares of Intellisync’s common stock. As of July 31, 2004, however, the Company’s revenue on products associated with Spontaneous Technology amounted to less than the earnout threshold. Consequently, if the trend for such revenue continues, the Company does not anticipate paying additional consideration to Spontaneous Technology by the end of the earnout period. Refer to Note 17 for subsequent event.

The consolidated financial statements include the results of operations of Spontaneous Technology since the date of acquisition. Under the purchase method of accounting, the total preliminary purchase price was allocated to Spontaneous Technology’s net tangible and intangible assets based upon their estimated fair value as of the acquisition date. The preliminary purchase price of $4,071,000 (including estimated acquisition costs of $320,000 and the payment made for the resolution of the contingency of $752,000) was assigned to the fair value of the assets acquired, including the following (in thousands):

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4    Acquisitions — (Continued)

Tangible assets acquired	$18
Liabilities assumed	(1,726)
In-process research and development	469
Developed and core technology	889
Patents	168
Customer base	499
Goodwill	3,754
$4,071

The preliminary valuation of identifiable intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. This allocation was generally based on the fair value of these assets determined using the income approach.

A preliminary estimate of $3,754,000, as adjusted, has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but will be tested for impairment at least annually.

During fiscal 2004, the Company finalized the purchase price allocation following the resolution of a pre-acquisition contingency, mentioned above, which increased goodwill by the amount of the additional cash payment made of approximately $752,000. The purchase price allocation for Spontaneous Technology is subject to further revision as more detailed analysis is completed and additional information on the fair values of Spontaneous Technology’s assets and liabilities becomes available. Any change in the fair value of the net assets of Spontaneous Technology will change the amount of the purchase price allocable to goodwill. Final purchase accounting may therefore differ materially from the information presented above.

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

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4    Acquisitions — (Continued)

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

Loudfire, Inc.

In July 2003, the Company signed and closed an agreement to acquire substantially all of the assets of Loudfire, Inc. of Tulsa, Oklahoma, developer of LoudPCTM software. LoudPC software allows anyone with an Internet browser or Web-enabled phone to enjoy real-time access to email and PIM data located in either Microsoft Outlook or Outlook Express. The product also provides secure access to pre-specified files residing on a host PC. Under the terms of the asset purchase agreement, the Company paid $1,000,000 in cash and issued $500,000 worth of shares of the Company’s common stock. The 134,445 shares issued were calculated using the average price of the Company’s common stock for a ten-day period ended three business days prior the date of acquisition.

Additionally, the Company was required to pay Loudfire additional consideration of up to $3,500,000 in cash or, at the Company’s election, shares of its common stock depending upon the Company’s revenues associated with sales of its products including certain technology of Loudfire during the 12 months following the closing of the asset purchase. During such period, however, Company’s revenue on products associated with Loudfire amounted to less than the earnout threshold. Consequently, no additional consideration was paid to Loudfire.

The consolidated financial statements include the results of operations of Loudfire since the date of acquisition. The purchase price of $1,654,000 (including acquisition costs of $154,000) was assigned to the fair value of the assets acquired, including the following (in thousands):

Developed and core technology	$1,352
Customer base	158
Covenant not-to-compete	104
Customer contracts	40
$1,654

The intangible assets acquired are amortized using the straight-line method over the estimated useful life of the assets ranging from nine months to four years.

During the fourth quarter of fiscal 2004, the Company recorded an adjustment to the provisional purchase price allocation, which increased the amount of the acquisition costs by $54,000, thereby ratably increasing all the intangible assets acquired. The changes had no impact on goodwill as no goodwill resulted from the acquisition of Loudfire.

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4    Acquisitions — (Continued)

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

The Starfish acquisition has been accounted for as a purchase business combination. The consolidated financial statements include the results of operations of Starfish since the date of acquisition. The purchase price of $1,831,000 (including acquisition costs of $152,000) was assigned to the fair value of the assets acquired, including the following (in thousands):

Tangible assets acquired	$1,133
Liabilities assumed	(913)
In-process research and development	406
Developed and core technology	634
Patents	190
Trademarks	49
Customer base	261
Existing contracts	71
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

During the third quarter of fiscal 2004, the Company recorded a number of adjustments to the provisional purchase price allocation following the resolution of certain contingencies totaling approximately $73,000, which decreased the fair value of acquired developed and core technology, customer base, patents and trademarks by approximately $41,000, $17,000, $12,000 and $3,000, respectively. The changes had no impact on goodwill as no goodwill resulted from the acquisition of Starfish.

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

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4    Acquisitions — (Continued)

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

Pro Forma Results

The following unaudited pro-forma consolidated financial information reflects the results of operations for fiscal 2004 and 2003, as if SSA, Synchrologic, Spontaneous Technology and Starfish acquisitions had occurred on August 1, 2003 and August 1, 2002 and after giving effect to purchase accounting adjustments. SoftVision’s workforce and Loudfire’s results of operations have been excluded from the pro forma financial information as amounts are considered immaterial to the Company. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions in aggregate actually taken place on August 1, 2002. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operation (in thousands, except per share data):

	Year Ended July 31,
	2004	2003
Pro forma revenue	$53,617	$48,720
Pro forma net loss	$(9,148)	$(29,161)
Pro forma basic and diluted net loss per common share	$(0.14)	$(0.47)

Note 5    Goodwill, Developed and Core Technology and Other Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective August 1, 2002 which established new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets no longer be amortized and be tested for impairment at least annually and written down only when impaired. The Company performs the annual impairment tests on July 31st of each year. The Company currently operates in one reportable segment, which is also the only reporting unit for purposes of SFAS No. 142. Since the Company currently only has one reporting unit, all of the goodwill has been assigned to the enterprise as a whole. The Company measures impairment of goodwill and certain other intangible assets primarily using the present value of expected future cash flows. On July 31, 2004, the Company performed the required annual impairment test for goodwill and concluded that no impairment existed.

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5    Goodwill, Developed and Core Technology and Other Intangible Assets — (Continued)

The following table presents the impact of the goodwill non-amortization provision of SFAS No. 142 on net loss and net loss per common share had the standard been in effect since the beginning of fiscal 2002 (in thousands, except per-share amounts):

	Year Ended July 31,
	2004	2003	2002
Net loss as reported	$(9,455)	$(7,736)	$(34,518)

Adjustments:
Amortization of goodwill	—	—	2,727
Amortization of acquired workforce-in-place	—	—	735
Total adjustments	—	—	3,462
Net loss as adjusted	$(9,455)	$(7,736)	$(31,056)
Basic and diluted net loss per common share as reported	$(0.16)	$(0.17)	$(0.77)

Adjustments:
Amortization of goodwill	—	—	0.06
Amortization of acquired workforce-in-place	—	—	0.02
Total adjustments	—	—	0.08
Basic and diluted net loss per common share as adjusted	$(0.16)	$(0.17)	$(0.69)

The following table sets forth the changes in goodwill during fiscal 2004 (in thousands):

Goodwill
Balance at July 31, 2003	$2,731
Acquired from Spontaneous Technology	3,754
Acquired from Synchrologic	50,760
Acquired from Search Software America	8,019
Other(1)	24
Balance at July 31, 2004	$65,288

(1) Other represents foreign exchange effects on non-US dollar-denominated goodwill.

There were no changes in the carrying amount of goodwill during fiscal 2003.

Other intangible assets, net, consist of the following (in thousands, except weighted average useful life):

		July 31, 2004			July 31, 2003
	Weighted Average Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed and core technology	4.6 years	$21,237	$(5,370)	$15,867	$7,900	$(5,980)	$1,920
Patents	4.0 years	1,680	(298)	1,382	202	(17)	185
Trademarks	2.1 years	250	(75)	175	52	(6)	46
Customer base	7.0 years	13,129	(1,472)	11,657	431	(25)	406
Covenant not-to-compete	2.0 years	105	(54)	51	100	(1)	99
Existing contracts	9 months	313	(296)	17	310	(232)	78
Acquired workforce	24 months	724	(45)	679	—	—	—
		$37,438	$(7,610)	$29,828	$8,995	$(6,261)	$2,734

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5    Goodwill, Developed and Core Technology and Other Intangible Assets — (Continued)

Other intangibles as of July 31, 2004 include a total of approximately $14,290,000, $15,301,000 and $1,556,000 and $724,000 amortizable identifiable intangibles obtained from the Company’s acquisition of SSA, Synchrologic, Spontaneous Technology and SoftVision’s workforce, respectively, during fiscal 2004. Refer to Note 4 for more details on the acquisitions.

The additions to other intangibles during fiscal 2004 were offset by a write-off of $3,303,000 of fully amortized intangibles that were no longer in use and a net total of $125,000 of other intangible acquisitions, adjustments made to certain liabilities assumed from prior year acquisitions and foreign exchange effects on non-US dollar-denominated intangibles.

The amortization of developed and core technology amounted to $2,693,000, $628,000 and $1,701,000 for fiscal 2004, 2003 and 2002, respectively. The amortization of other intangible assets amounted to $1,959,000, $81,000 and zero for fiscal 2004, 2003 and 2002, respectively. The Company continues to amortize other intangible assets and is required to review such assets for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” reassess their useful lives and make any necessary adjustments. Based on management’s review of intangibles assets at July 31, 2004, the Company believes that no impairment existed. Based on acquisitions completed as of July 31, 2004, the estimated future amortization expense of other intangible assets is as follows (in thousands):

	Developed and Core Technology	Other Intangibles
Fiscal year ending July 31,
2005	$4,480	$3,906
2006	4,257	3,463
2007	4,055	2,722
2008	1,866	1,488
2009	616	746
Thereafter	593	1,636
	$15,867	$13,961

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

As a result, the Company determined that the approval of the change of control agreement would result in a new measurement date for the calculation of stock-based compensation expense under FIN No. 44 because the modification may allow the officers to vest in an option or award that would otherwise have been forfeited pursuant to the award’s original terms. As of July 31, 2004, no change of control had occurred and the Company is unable to determine the number of options that the officers will ultimately retain that would otherwise have been forfeited, absent the modification. As a result, no compensation expense has been recognized in relation to those awards during fiscal 2004.

The Company had a full-recourse promissory note used by its chief executive officer to purchase shares of the Company’s common stock with a principal amount of approximately $310,000. The loan carried an interest rate of 4.75% per annum and was payable on June 14, 2008. During the second quarter of fiscal 2004, the promissory note was fully paid, together with the accrued interest.

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6    Related Party Transactions — (Continued)

In April 2004, the Company underwent a reduction in workforce resulting in 17 individuals, including two executive officers, departing employment with the Company. Severance pay for affected officers was approximately $100,000 and recorded within “Restructuring and Other Charges” in the consolidated statements of operations for fiscal year ended July 31, 2004. Refer to Note 12 for more details on the recent reduction in force.

In July 2004, the Company entered into severance arrangement with its former chief technology officer. Under this arrangement, the Company paid out severance of approximately $52,000 during the fourth quarter of fiscal 2004.

Note 7    Long-Term Debt

The following table sets forth the Company’s long-term obligations, excluding capital lease obligations (in thousands):

July 31, 2004
3% convertible senior notes, interest due semi-annually, principal due in March 2009	$58,443
Interest rate swap fair value hedge on $60 million of 3% convertible senior notes	1,557
60,000
Less: current portion	—
Long-term portion	$60,000

The Company had no long-term debt as of July 31, 2003.

3% Convertible Senior Notes

During the third quarter of fiscal 2004, the Company completed the offering of $60,000,000 of convertible senior notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The notes are senior unsecured obligations of Intellisync and rank junior to any future secured debt, on a parity with all of the Company’s other existing and future senior unsecured debt and prior to any existing or future subordinated debt. As of July 31, 2004, the Company had no other senior or subordinated debt, except for ordinary course trade payables. The Company may not redeem any of the notes prior to their maturity. Holders, however, may require the Company to repurchase the notes upon some types of change in control transactions. The notes will mature on March 1, 2009 unless earlier converted or redeemed. Neither the Company nor any of its subsidiaries are subject to any financial covenants under the indenture. In addition, neither the Company nor any of its subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing its securities.

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

The notes bear interest at a rate of 3% per annum. Interest on the notes will be paid on March 1 and on September 1 of each year. The first payment was made on September 1, 2004.

All costs and expenses incurred with the issuance of the above offering have been capitalized within “Other Assets” and amortized over five years, the life of the respective debt. Such costs amounted to approximately $2,707,000, net of accumulated amortization of $242,000, as of July 31, 2004.

Interest Rate Swaps

During the third quarter of fiscal 2004, the Company entered into two interest rate swap agreements with a financial institution on a total notional amount of $50,000,000 and $10,000,000, whereby the Company receives fixed-rate interest of 3% in exchange for variable interest payments. The interest rate swaps expire upon the maturity

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7    Long-Term Debt — (Continued)

of the Company’s $60,000,000, 3% convertible senior notes in March 2009, and effectively convert fixed-rate notes into variable-rate borrowings. The interest rate is reset semi-annually and is equal to the 6-month LIBOR rate less a rate spread. The total variable interest rate was approximately 0.94% at July 31, 2004, resulting in interest expense savings relative to fixed rates of approximately $516,000 for fiscal 2004. Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, this arrangement has been designated and qualifies as an effective fair value hedge of interest rate risk related to the $60,000,000 convertible senior notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying value of the hedged debt, and therefore does not impact the Company’s net earnings. As of July 31, 2004, the fair value of the interest rate swaps was approximately $1,557,000 and recorded in “Other Liabilities” with an equal adjustment recorded to the carrying value of the $60,000,000 convertible senior notes.

Refer to Note 9 for the description of the collateral required on the interest rate swap.

Note 8    Employee 401(k) Plan

The Company has adopted a plan to provide retirement and incidental benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 70% of their annual compensation, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches 50% of employee contributions up to a maximum of $1,500 per year per person. Employee contributions vest immediately, whereas Company matching contributions vest at a rate of 25% per year after the first year of employment. At the direction of each employee participant, the trustee of the 401(k) plan invests the contributions to the 401(k) plan in selected investment options. The Company’s matching contributions to the 401(k) plan were approximately $152,000, $119,000 and $286,000 in fiscal 2004, 2003 and 2002, respectively.

Note 9    Commitments and Contingencies

Leases

During the first quarter of fiscal 2004, the Company entered into a capital lease agreement for a phone system, which expires in February 2008. Assets and future obligations related to the capital lease are included in the accompanying consolidated balance sheet as of July 31, 2004 in property and equipment and in the respective liability accounts, respectively. Current and long-term portions of the capital lease amounted to $51,000 and $144,000, respectively, at July 31, 2004. Depreciation of assets held under the capital lease is included in depreciation and amortization expense.

The Company leases its facilities under operating leases that expire at various dates through August 2008. The total amount of rental payments due over the lease term is being charged to rent on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “deferred rent ” which is included in current liabilities in the accompanying balance sheets. Deferred rent was approximately $435,000 at July 31, 2004. Total rent expense was approximately $1,771,000, $827,000 and $1,688,000 for fiscal 2004, 2003 and 2002, respectively.

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9    Commitments and Contingencies — (Continued)

Future minimum lease payments for all non-cancelable capital and operating lease agreements at July 31, 2004, were as follows (in thousands):

		Fiscal year ending July 31,
	Total	2005	2006	2007	2008	Thereafter
Capital lease obligation	$202	$54	$59	$59	$30	$—
Operating leases:
Operating leases	5,971	3,577	2,168	156	67	3
Proceeds from subleases	(579)	(533)	(46)	—	—	—
Net operating leases	5,392	3,044	2,122	156	67	3
Future minimum lease payments	$5,594	$3,098	$2,181	$215	$97	$3

Guarantees

The Company has three letters of credit that collateralize certain operating lease obligations and total approximately $397,000 and $408,000 at July 31, 2004 and 2003, respectively. The Company collateralizes these letters of credit with cash deposits made with three of its financial institutions and has classified the short-term and the long-term portions of approximately $101,000 and $296,000 at July 31, 2004, and $112,000 and $296,000 at July 31, 2003 as “Other Current Assets” and “Restricted Cash,” respectively, in the consolidated balance sheets. The long-term portion expires through June 2006. The holders of the letters of credit are able to draw on each respective letter of credit in the event that the Company is found to be in default of its obligations under each of its operating leases.

Under the terms of the interest rate swap agreement into which the Company entered during fiscal 2004, the Company must provide collateral to match any unfavorable mark-to-market exposure (fair value) on the swap. The amount of collateral required totals a minimum of $1,800,000 plus an amount equal to the unfavorable mark-to-market exposure on the swap. Generally, the required collateral will rise as interest rates rise. As of July 31, 2004, the Company has posted approximately $3,736,000 of collateral under this swap agreement which is included in “Restricted Cash” in its consolidated balance sheet.

In the event of early termination of the Company’s service agreement with eˆdeltacom, a managed service provider, the Company is required to pay eˆdeltacom a penalty fee of, based on the July 2004 monthly service rate, up to approximately $62,000.

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

The Company accrues for warranty expenses at the time revenue is recognized and maintains a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs. In other instances, additional amounts are recorded when such costs are probable and can be reasonably estimated. The warranty accrual is reviewed at least quarterly. As of July 31, 2004, the warranty accrual was $200,000, which approximates the balance as of July 31, 2003.

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9    Commitments and Contingencies — (Continued)

Indemnification Obligations

On certain occasions, the Company provides to its customers intellectual property indemnification, subject to certain limitations, in its arrangements for the Company’s software products or services. Typically these obligations provide that the Company will indemnify, defend and hold the customers harmless against claims by third parties that its software products or services infringe upon the copyrights, trademarks, patents or trade secret rights of such third parties. As of July 31, 2004, there has been no significant claim made by any third party with regard to the Company’s software products or services. The liability reserve for indemnification obligations is not significant.

Section 145 of the Delaware General Corporation Law, or the Delaware Law, permits the indemnification of officers, directors, and other corporate agents under certain circumstances and subject to certain limitations. The Company’s Certificate of Incorporation and Bylaws provide that the Company shall indemnify its directors, officers, employees, and agents to the full extent permitted by Delaware Law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. In addition, the Company has entered into separate indemnification agreements with its directors and officers which would require the Company, among other things, to indemnify them against certain liabilities which may arise by reason of their status or service (other than liabilities arising from willful misconduct of a culpable nature). These indemnification provisions may be sufficiently broad to permit indemnification of the Company’s officers and directors for liabilities (including reimbursement of expenses incurred) arising under the Securities Act, as amended. At present, there is no pending litigation or proceeding involving a director, officer, employee or other agent of the Company in which indemnification is being sought nor is the Company aware of any threatened litigation that may result in a claim for indemnification by any director, officer, employee or other agent of the Company.

The offering memorandum and registration statement associated with the 3% Convertible Senior Notes Due 2009 include indemnification provisions that obligate the Company to indemnify and hold harmless each initial purchaser of the notes against any and all losses, claims, damages and liabilities (including, without limitation, any legal or other expenses reasonably incurred in connection with defending or investigating any such action or claim) caused by any untrue statement or alleged untrue statement of a material fact contained in such memorandum or the registration statement. As of July 31, 2004, the Company does not believe it is probable that it will have to make any material payments for claims that could result from such provisions in the future. As such, no amounts have been recorded under these indemnifications as of July 31, 2004.

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

On April 19, 2002, the Company filed a patent infringement suit against Extended Systems, Inc. in the United States District Court for the Northern District of California, or the Court. The Company alleged that Extended Systems’ server and desktop products infringe on certain of its synchronization-related patents. On March 4, 2004, the Company announced its mutual agreement with Extended Systems, Inc. to settle the patent infringement lawsuit. In an agreement signed by both companies, the Company and Extended Systems agreed to settle all claims and terminate litigation proceedings immediately. Under the settlement agreement, Extended Systems made a one-time payment of $2,000,000 to the Company and received a license to certain Intellisync patents, which Extended Systems acknowledges are valid. During the third quarter of fiscal 2004, the Company recorded the settlement proceeds, net of $424,000 related legal costs incurred for the quarter as “Litigation Settlement Gain, Net” in the consolidated statements of operations. Both companies agreed there will be no further patent litigation actions

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9    Commitments and Contingencies — (Continued)

between the two companies for a period of five years and that the Company would release all Extended Systems customers from any claims of infringement relating to their purchase and future use of Extended Systems products.

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

Note 10    Stockholder Rights Plan

On January 10, 2003, the Company announced that its Board of Directors adopted a stockholder rights plan. The plan is designed to protect the long-term value of the Company for its stockholders during any future, unsolicited acquisition attempt. Key features of the rights plan include:

•	the rights become exercisable only upon the occurrence of certain events specified in the plan, including the acquisition of 15% of the Company’s outstanding common stock by a person or group;

•	each right entitles the registered holder, other than an “acquiring person,” under specified circumstances, to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.001 per share, or the Preferred Shares, of the Company, at a price of $10.00 per one one-thousandth of a Preferred Share, subject to adjustment. In addition, each right entitles the registered holder, other than an “acquiring person,” under specified circumstances, to purchase from the Company that number of shares of the Company’s Common Stock having a market value of two times the exercise price of the right;

•	subject to certain limitations, the terms of the rights may be amended by a resolution of the Board of Directors without the consent of the holders of the rights; and

•	the right may be redeemed at a price of $0.001 per right.

Note 11    Stockholders’ Equity

Preferred Stock

The Company has authorized 2,000,000 shares of preferred stock, par value $0.001 per common share. The Company’s Board of Directors has authority to provide for the issuance of the shares of preferred stock in series, to establish from time-to-time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof, without any further vote or action by the shareholders. As of July 31, 2004 and 2003, no shares of preferred stock have been issued.

Common Stock

The Company has authorized 160,000,000 shares of common stock, par value $.001 per common share. As of July 31, 2004 and 2003, 65,592,118 and 47,752,650, respectively, shares of common stock have been issued.

Stock Option Plans

In October 1993, the Board of Directors and stockholders adopted the 1993 Stock Option Plan, or the 93 Plan which provided for granting of incentive stock options, or ISOs and nonqualified stock options, or NSOs, to purchase shares of common stock to employees, directors, consultants and advisors of the Company. The 93 Plan expired as to future grants in October 2003 except as to options then outstanding. Accordingly, there were no options available for grant as of July 31, 2004.

In March 2000, the Board of Directors adopted the 2000 Supplemental Stock Option Plan, or the SSOP. The SSOP provides for granting of NSOs to purchase shares of common stock to non-executive officers, employees

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11    Stockholders’ Equity — (Continued)

and consultants of the Company. To date, the Company has not granted any significant options to consultants or advisors. In accordance with the SSOP, the stated exercise price shall not be less than 85% of the estimated fair market value of common stock on the date of grant as determined by the Board of Directors. The SSOP allows optionees to purchase stock on exercise of options using cash, through a tender of shares or through a same-day sale option exercise program. The SSOP provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest 25% one year after date of grant and 1/48th each month thereafter for the next 36 months. The SSOP provides that, in the event of certain change of control transactions involving the Company, outstanding options will be assumed by the acquiror or the acquiror would issue replacement options. If the acquiror did not assume or replace outstanding options, then these options would terminate upon the closing of the transactions. Options available for grant as of July 31, 2004 were approximately 73,000 shares.

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

In December 2002, the Company’s Board of Directors and stockholders adopted the 2002 Stock Option Plan, or the 2002 Plan, to replace the 93 Plan which expired in October 2003. The 2002 Plan provides for granting of ISOs and NSOs to purchase shares of common stock to employees, directors, consultants and advisors of the Company. In accordance with the 2002 Plan, the stated exercise price, (i) for an ISO, shall not be less than the fair market value, (ii) for an NSO, shall not be less than eighty-five percent (85%) of the fair market value, as determined by the Board of Directors, of a share of stock on the date of the granting of the option. The 2002 Plan allows optionees to purchase stock on exercise of options using cash, through a tender of shares or through a same-day sale option exercise program. The 2002 Plan provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest 25% one year after date of grant and 1/48th each month thereafter for the next 36 months. The 2002 Plan provides that, in the event of certain change of control transactions involving the Company, outstanding options will be assumed by the acquiror or the acquiror would issue replacement options. If the acquiror did not assume or replace outstanding options, then these options would terminate upon the closing of the transactions. Options available for grant as of July 31, 2004 were approximately 794,000 shares.

The Company assumed certain options granted to former employees of acquired companies, or the Acquired Options. All of the Acquired Options were adjusted to effectuate the conversion under the terms of the agreements between the Company and the companies acquired. The Acquired Options generally became exercisable over a four-year period and generally expire ten years from the date of grant. No additional options will be granted under any of these plans.

Restricted Stock Grant Agreement

In June 2002, the Company granted its new president and chief executive officer an option to purchase 1,500,000 restricted shares of common stock at $0.59 per share (the fair market value on July 14, 2002, the date of the grant). The options may be exercised prior to the options becoming vested, but such shares are subject to

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11    Stockholders’ Equity — (Continued)

repurchase over the option vesting period. If the officer’s employment is terminated for any reason, the Company has the right to repurchase any unvested shares. A total of 700,000 shares, conditional upon continued employment, vest 25% one year after date of grant and 1/48th each month thereafter for the next 36 months. The remaining 800,000 shares vest in full on June 14, 2009, but the vesting may be accelerated upon achievement of certain performance objectives. The grant provides for acceleration of vesting upon change of control. In June 2002, the officer exercised the option with respect to 525,000 shares in exchange for a full recourse, interest-bearing promissory note. The promissory note was fully paid, together with the accrued interest, in January 2004.

Stock option activity, both incentive and nonqualified, under all plans is presented as follows:

		Outstanding Options			Exercisable Options
	Options Available For Grant (In thousands)	Number of Shares (In thousands)	Range of Price Per Share	Weighted Average Exercise Price Per Share	Number of Shares (In thousands)	Weighted Average Exercise Price Per Share
Balance at July 31, 2001	2,265	6,607	$0.10–$27.06	$3.44	4,900	$2.39
Increase in shares authorized	1,500
Granted	(3,943)	3,943	$0.59–$ 3.26	$0.80
Exercised	—	(681)	$0.13–$ 1.91	$0.64
Canceled	3,483	(3,483)	$0.16–$27.06	$4.60
Acquired option shares expired	(24)
Balance at July 31, 2002	3,281	6,386	$0.10–$14.25	$1.48	5,704	$1.43
Increase in shares authorized	2,275
Granted	(3,161)	3,161	$0.22–$ 3.69	$1.19
Exercised	—	(1,374)	$0.10–$ 3.26	$1.49
Canceled	1,845	(1,845)	$0.26–$14.25	$1.59
Acquired option shares expired	(7)
Balance at July 31, 2003	4,233	6,328	$0.16–$14.25	$1.29	5,003	$1.39
Options assumed in Synchrologic acquisition		1,010	$0.09–$ 8.10	$0.37
Granted	(4,189)	4,189	$2.42–$ 7.51	$4.04
Exercised	—	(1,561)	$0.09–$ 2.94	$1.16
Canceled	1,764	(1,764)	$0.22–$14.25	$2.64
Plan shares and acquired option shares expired	(942)
Balance at July 31, 2004	866	8,202	$0.09–$14.25	$2.32	4,793	$1.49

All options were granted during fiscal 2004, 2003 and 2002 at the fair market value of the Company’s common stock. Proceeds received by the Company from exercises are credited to common stock and additional paid-in capital.

At July 31, 2004, there were no shares subject to repurchase, and options to purchase 866,263 shares were available for future grants.

Deferred Stock Compensation.

In conjunction with certain options granted by NetMind Technologies, Inc. prior to the Company’s acquisition of NetMind, the Company is recognizing over the options’ four-year vesting periods a net deferred compensation expense of approximately $3,518,000. The Company recorded no charges in fiscal 2004 and 2003 and $83,000 in fiscal 2002 in conjunction with remeasuring related variable stock options.

In conjunction with the cancellation and regrant program implemented in January 2001, the new options granted to executive officers and directors were priced at the fair market value on the date of the new grant and accounted for as fixed awards. Accordingly, no stock compensation charge was recorded for these new options. The new options granted to employees were priced at a discount and accounted for under the guidance in FIN No. 44. According to FIN No. 44, the associated compensation charge under variable accounting is based on any excess

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11    Stockholders’ Equity — (Continued)

of the common stock closing price at the end of the reporting period or date of exercise, forfeiture, cancellation without replacements, if earlier, over the exercise price. This cost is amortized on an accelerated basis over the remaining vesting period consistent with the method described in FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” The Company recorded approximately a charge of $79,000 and $400,000 in fiscal 2004 and 2003, respectively, and a recovery of $137,000 in fiscal 2002 for the underlying deferred compensation relating to the employees’ options.

As a result of the cancellation and regrant program implemented in September 2001 and in accordance with FIN No. 44, options to purchase 55,500 shares, net of the effect of recent terminations, that were granted between July and October 2001 became subject to variable plan accounting. FIN No. 44 holds that if a lower-priced option is granted within a six-month period before or after a higher priced option held by the same person is cancelled, the combined transactions are considered a repricing and result in variable plan accounting. The Company recorded for these options a recovery of approximately $21,000 in fiscal 2004 and a charge of $33,000 in fiscal 2003. In fiscal 2002, as a result of a lower closing price of the Company’s common stock at July 31, 2002, compared with the exercise price of the affected shares, no stock compensation charge was recorded.

The 525,000 unvested shares that were exercised in fiscal 2002 by the president and chief executive officer of the Company under the Restricted Stock Grant Agreement were paid with a full recourse, fixed interest-bearing promissory note (Refer to Note 6). The shares are accounted for by the Company under the provisions of EITF No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FIN No. 44.” EITF No. 00-23 holds that if unvested options were exercised with a full recourse note with a fixed interest rate, variable accounting would result until such time that the underlying options have vested and the repurchase provision for the options has lapsed. According to EITF No. 00-23, the associated compensation charge is based on any excess of the fair value of the stock at the end of the reporting period or date of vesting, if earlier, over the fair value of the note at that date. The Company recorded for the underlying options a recovery of approximately $346,000 in fiscal 2004 and a charge of $1,611,000 in fiscal 2003. In fiscal 2002, as a result of a lower fair value of the Company’s common stock at July 31, 2002, compared with the face value of the note, which approximates fair value, no stock compensation charge was recorded.

As a result of the employee terminations during fiscal 2003 and 2002, the Company recorded a reduction of unearned stock-based compensation of $69,000 and $59,000, respectively. For many of the terminated employees and executives, the Company incurred significant deferred stock-based charges on the original option grants over the previous years. The reversed amounts represent the additional paid in capital and stock-based compensation amounts associated with the unvested options and stock awards.

The Company recorded a total of $745,000, $1,742,000 and $367,000 of expense relating to the above deferred compensation charges in fiscal 2004, 2003 and 2002, respectively.

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11    Stockholders’ Equity — (Continued)

The following table summarizes information about stock options under all plans outstanding at July 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (In thousands)	Weighted-Average Remaining Contractual Life (In years)	Weighted-Average Exercise Price	Number Exercisable (In thousands)	Weighted-Average Exercise Price
$ 0.09	363	9.41	$0.09	363	$0.09
$ 0.16–$0.36	1,059	8.08	$0.34	756	$0.33
$ 0.44–$0.59	1,349	7.91	$0.57	1,350	$0.57
$ 0.61–$1.38	889	5.42	$1.11	823	$1.11
$ 1.49–$2.10	533	7.11	$1.97	507	$1.99
$ 2.42–$3.50	1,614	9.37	$2.97	321	$2.78
$ 3.69–$5.22	2,298	9.12	$4.47	647	$4.62
$ 5.67–$8.10	87	9.31	$6.68	17	$8.10
$14.25	10	6.19	$14.25	9	$14.25
	8,202	8.32	$2.32	4,793	$1.49

Employee Stock Purchase Plan

In December 1998, the Board of Directors adopted the Employee Stock Purchase Plan, or the ESPP. The purpose of the ESPP is to provide eligible employees of the Company with a means of acquiring common stock of the Company through payroll deductions. The ESPP consists of four six-month purchase periods in each two-year offering period. Shares may be purchased under the ESPP at 85% of the lesser of the fair market value of the common stock on the beginning of the offering period date or ending of the purchase period. During fiscal 2004, 2003 and 2002, 278,868, 522,003 and 614,803 shares were sold through the ESPP at a weighted average price of $1.21, $0.32 and $1.14, respectively.

A maximum of 500,000 shares of the Company’s common stock was initially made available for issuance under the ESPP, which amount is cumulatively increased on August 1 of each year by an amount equal to the lesser of (i) 500,000 shares, or (ii) a lesser amount of shares determined by the Board of Directors. In fiscal 2004, the board of the Company authorized an increase in the number of shares available for purchase under the ESPP pursuant to the evergreen provisions of the ESPP. As of July 31, 2004, the number of shares available for purchase under the ESPP is approximately 205,000, exclusive of 500,000 shares approved by the Board of Directors to be added on August 1, 2004.

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12    Restructuring and Other Charges

Restructuring and other charges in the consolidated statements of operations consist of the following:

	Year Ended July 31,
	2004	2003	2002
Restructuring charges:
Severance costs	$253	$257	$1,228
Facilities costs	600	159	3,202
Assets held for disposal	—	—	850
Other charges	—	—	58
Restructuring charges	853	416	5,338

Other charges:
Separation costs	—	—	257
Costs relating to a ceased acquisition	76	379	—
Restructuring and other charges	$929	$795	$5,595

Restructuring Charges

The Company implemented a number of cost-reduction plans aimed at reducing costs that were not integral to its overall strategy, better aligning its expense levels with current revenue levels and ensuring conservative spending during periods of economic uncertainty. These initiatives included a reduction in workforce and facilities consolidation.

Fiscal 2004. During fiscal 2004, the Company implemented reduction in workforce aimed at reducing excess capacity in its continued effort to streamline its operations, affecting 17 employees in various business functions (nine in research and development and eight in sales and marketing). The program was completed by the end of April 2004, and the associated severance costs incurred were approximately $253,000, none of which remained unused as of July 31, 2004.

The Company continually evaluates the balance of the restructuring reserve it recorded in prior years based on the remaining estimated amounts to be paid. As a result of vacating the remaining office space in Santa Cruz, California and the difficulties in subletting such facility because of the continuing deterioration of the real estate market in this location, the Company determined that additional charges were needed for adjustments in expected future sublease rates and brokerage fees. As a result, total facilities costs of $600,000, inclusive of the costs of $250,000 for vacating a floor of the Company’s office facility in San Jose, California, were recorded during fiscal 2004.

Fiscal 2003. During fiscal 2003, the Company implemented a reduction in workforce, affecting 19 employees in engineering and product management. As a result, the Company incurred severance and other fringe benefit costs of $257,000.

The continuing deterioration of the real estate market in Santa Cruz, California resulted in the difficulties for the Company to sublet the sections of its facility in such location, which the Company vacated in previous years. As a result, the Company determined that additional charges were needed for adjustments in expected future sublease rates and brokerage fees. A restructuring charge adjustment of $159,000 was therefore recorded in fiscal 2003.

Fiscal 2002. During fiscal 2002, as part of its restructuring programs, the Company implemented a reduction in engineering workforce of approximately 72 employees. This reduction in the Company’s engineering workforce, as well as the additional 29 positions eliminated in other business functions, was completed by the end of July 2002, and the associated severance costs incurred were approximately $1,228,000.

The Company also further consolidated its business facilities located in Los Gatos, California and Nashua, New Hampshire with its corporate headquarters located in San Jose, California. The costs of consolidating facilities includes

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12    Restructuring and Other Charges — (Continued)

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

A summary of the severance and facilities costs and assets held for disposal relating to the cost reduction plans implemented is outlined as follows (in thousands):

	Workforce Reduction	Consolidation of Excess Facilities	Other	Total
Balance at July 31, 2001	$20	$741	$—	$761
Restructuring provision	1,228	2,442	58	3,728
Adjustment	—	1,610	—	1,610
Non-cash charges	—	(877)	—	(877)
Cash payments	(1,205)	(840)	(58)	(2,103)
Balance at July 31, 2002	$43	$3,076	$—	$3,119
Restructuring provision	257	—	—	257
Adjustment	—	159	—	159
Cash payments	(300)	(1,469)	—	(1,769)
Balance at July 31, 2003	$—	$1,766	$—	$1,766
Restructuring provision	253	250	—	503
Adjustment	—	350	—	350
Cash payments	(253)	(1,286)	—	(1,539)
Balance at July 31, 2004	$—	$1,080	$—	$1,080

The remaining unpaid amount as of July 31, 2004 of $1,080,000 related to the net lease expense due to the consolidation of excess facilities, will be paid over the respective lease terms through June 2006 using cash from operations. The current and long-term portions of the restructuring accrual of $820,000 and $260,000 are classified as “Accrued Liabilities” and “Other Liabilities,” respectively, in the consolidated balance sheet as of July 31, 2004.

The Company expects the cost savings, particularly in facility-related costs, brought about by these restructurings to continue for fiscal 2005. Future savings are anticipated to include approximately $1,900,000, primarily in operating expenses each year for the next few years from the fiscal 2004 workforce reduction and $700,000 and $250,000 in fiscal 2005 and 2006, respectively, in facility-related expenditures.

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

Separation Costs

In fiscal 2002, the Company recorded accruals of approximately $257,000 related to separation agreements with its former president and chief executive officer and former executive vice president of sales and business development. No amount remained unpaid as of July 31, 2004.

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12    Restructuring and Other Charges — (Continued)

Costs Relating To Ceased Acquisition

During fiscal 2004 and 2003, the Company incurred a charge of approximately $76,000 and $379,000, respectively, for operating expenses, mainly legal and accounting, relating to an acquisition that the Company subsequently ceased pursuing.

Note 13    Impairment of Assets

Impairment of assets in the consolidated statements of operations for the year ended July 31, 2002 consists of the following (in thousands):

Year Ended July 31, 2002
Intangibles	$4,359
Commitment	103
Assets held and used	102
Assets held for disposal	685
Impairment of assets	$5,249

The Company did not incur any impairment charges during fiscal 2004 and 2003.

Goodwill and Identifiable Intangibles

ProxiNet. During the fourth quarter of fiscal 2002, based on the significant decline in revenue from Browse-itTM products, the base technology of which was obtained with the acquisition of ProxiNet, Inc., the Company, decided to abandon sales and development efforts related to Browse-it. The Company determined that Browse-it technology has no alternative uses and has not been incorporated into other products or services and, accordingly, recorded an impairment charge for the full carrying values of goodwill and core technology of $4,101,000 and $258,000, respectively, as of July 31, 2002.

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

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14    Income Taxes

The income tax provision (benefit) is summarized as follows (in thousands):

	Year Ended July 31,
	2004	2003	2002
Current
Federal	$—	$—	$—
State	15	47	50
Foreign withholding and other tax	466	239	322
	$481	$286	$372

Net deferred tax assets/liabilities are summarized as follows (in thousands):

	July 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$50,441	$39,368
Alternative minimum tax credit carryforwards	107	107
Research and development and other credit carryforwards	6,732	6,141
Foreign tax credit carryforwards	1,952	1,665
Reserves and accruals	6,231	1,558
Depreciation and amortization	5,747	9,055
Deferred revenue	—	335
Total deferred tax assets	71,210	58,229
Deferred tax asset valuation allowance	(65,546)	(57,720)
	5,664	509
Deferred tax liabilities — acquired intangible assets	(6,261)	(509)
Net deferred tax assets/liabilities	$(597)	$—

In accordance with SFAS No. 109, deferred tax liabilities of approximately $5,205,000 and $597,000, net of amortization, were recorded during fiscal 2004 for the tax effect of the non-deductible amortizable intangible assets associated with the Synchrologic and SSA acquisitions respectively. Deferred tax assets of approximately $6,094,000 were also recorded as part of the Synchrologic acquisition. As the Company amortizes the intangible assets acquired in the SSA transaction the deferred tax liability associated with those assets will decrease resulting in a smaller net deferred tax liability for the Company.

Except for fiscal 1997, the Company has incurred losses from inception through fiscal 2004. The Company believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it is more likely than not that the Company will not be able to realize its deferred tax assets and thus a full valuation reserve has been recorded at July 31, 2004 and 2003. The change in valuation allowance for deferred tax assets was an increase of $6,937,000 and $1,134,000 during fiscal 2004 and 2003, respectively.

Deferred tax assets of approximately $16,570,000 as of July 31, 2004 pertain to certain net operating losses carryforwards and credit carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these loss and credit carryforwards are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14    Income Taxes — (Continued)

A reconciliation of the income tax provision to the amount computed by applying the statutory federal income tax rate to income (loss) before income tax provision is summarized as follows (in thousands):

	Year Ended July 31,
	2004	2003	2002
Amounts computed at statutory federal rate	$(3,051)	$(2,533)	$(11,610)
Foreign withholding and other tax	106	218	296
Future benefits not currently recognized	2,138	1,805	9,997
Deferred stock compensation	253	592	124
Goodwill impairment	—	—	1,482
In-process research and development	983	138	—
Other	52	66	83
	$481	$286	$372

At July 31, 2004, the Company has federal and state net operating loss carryforwards of $141,962,000 and $37,255,000, respectively, and federal and state credit carryforwards of $6,476,000 and $2,314,000, respectively, available to offset future taxable income. The Company’s carryforwards expire in 2005 through 2024 if not utilized.

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

Basic and diluted net loss per common share were calculated as follows (in thousands, except per common share amounts):

	Year Ended July 31,
	2004	2003	2002
Numerator:
Net loss attributable to common stockholders	$(9,455)	$(7,736)	$(34,518)

Denominator:
Weighted average shares outstanding used to compute basic and diluted net loss per common share	57,732	46,222	44,712
Basic and diluted net loss per common share	$(0.16)	$(0.17)	$(0.77)

All common shares that were held in escrow or that were subject to repurchase by the Company, totaling approximately 1,584,000, 335,000 and 653,000 as of July 31, 2004, 2003 and 2002, respectively, were excluded from basic and diluted net loss per common share calculations.

Potential common shares attributable to stock options, convertible senior notes, warrants, shares held in escrow and shares subject to repurchase by the Company of 24,786,384, 6,563,822 and 7,122,180 were outstanding at July 31, 2004, 2003 and 2002, respectively. However, as a result of a net loss incurred by the Company in the years ended July 31, 2004, 2003 and 2002, none of the in-the-money potential common shares were included in the weighted average outstanding shares (using the treasury stock method) used to calculate net loss per common share because the effect would have been antidilutive.

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company operates in a single industry segment encompassing the development, marketing and support of synchronization software and services. The Company’s customer base consists primarily of corporate organizations, business development organizations, industry associations, wireless carriers, resellers, international system integrators, large OEMs in the PC market and selected distributors, which primarily market to the retail channel, in North America, Europe, the Asia-Pacific region, South America, and Africa.

Revenue is attributed to regions based on the location of customers. Revenue information by geographic region is as follows (in thousands):

	Year Ended July 31,
	2004	2003	2002
United States	$28,315	$15,978	$15,817
Japan	5,346	4,412	3,223
Other International	8,647	4,470	3,900
Total revenue	$42,308	$24,860	$22,940

Revenue information by product group is as follows (in thousands):

	Year Ended July 31,
	2004	2003	2002
Enterprise and retail products	$22,764	$12,897	$12,202
Technology licensing components	19,544	11,963	10,738
Total revenue	$42,308	$24,860	$22,940

The Company’s enterprise and retail products include Intellisync® Handheld Edition, Intellisync Handheld Edition for Enterprise (formerly Enterprise Intellisync®), Intellisync Phone Edition, Intellisync Mobile Suite® (formerly Synchrologic Mobile Suite) and SSA’s Identity Systems, as well as related support and maintenance. Technology licensing components include various licensed technology platforms, including Intellisync Mobile Suite for Wireless Operators, Intellisync Software Development Platform, Intellisync SyncML Server (formerly TrueSync®), Intellisync Server-to-Server, professional services, non-recurring engineering services and related maintenance contract programs.

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16    Business Segments — (Continued)

Goodwill information by geographic region is as follows (in thousands):

July 31, 2004
United States	$58,780
United Kingdom	4,828
Other International	1,680
Total long-lived assets	$65,288

Other long-lived asset information by geographic region is as follows (in thousands):

July 31, 2004
United States	$29,829
United Kingdom	2,030
Australia	6,209
Other International	416
Total long-lived assets	$38,484

At July 31, 2003, substantially all of the Company’s goodwill and other long-lived assets were in the United States.

Note 17    Subsequent Event

NCR Patent — Infringement Claim

In August 2004, a patent-infringement claim was filed against the Company by NCR Corporation in the U.S. District Court for the Southern District of Ohio Western Division. In the complaint, NCR alleged certain of the Company’s products infringe three of its patents which cover technology for synchronizing databases between personal digital assistants and host computers. Based on a lengthy review, the Company believes that NCR’s claims against it are without merit and the Company does not infringe on any of the asserted NCR patents. The Company has certain indemnification obligations to Garmin for claims related to intellectual property infringement. The Company does not believe that the outcome of this patent infringement claim, even if adverse to the Company, would have a material adverse effect on its results of operations and financial condition. Separately, on September 9, 2004, the Company filed a petition complaint for declaratory judgment against NCR requesting, among other things, that a judgment be entered finding that we do not infringe an NCR patent asserted against one of the Company’s licensees, Garmin Ltd.

Spontaneous Technology’s Contingent Consideration

In conjunction with the Company’s acquisition of Spontaneous Technology, the Company was required to pay Spontaneous Technology additional consideration of up to $7,000,000 in shares of Intellisync’s common stock. The additional consideration was contingent upon the amount of the Company’s revenues associated with sales of its products including certain technology of Spontaneous Technology during the period ending September 30, 2004. The earnout period ended with the Company’s aggregate revenue on products associated with Spontaneous Technology amounting to less than the given earnout threshold. Consequently, no additional consideration was or will be paid to Spontaneous Technology.

SCHEDULE II

INTELLISYNC CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Classification	Balance at beginning of period	Charged to costs and expenses	Deductions/ Writeoffs	Balance at end of period
Provision for doubtful accounts for the year ended:
July 31, 2002	$1,176	$189	$640	$725
July 31, 2003	$725	$(273)	$112	$340
July 31, 2004	$340	$316	$186	$470