Form 10-Q
period 2004-10-31
INTELLISYNC CORP
filed 2004-12-09
CIK 1020716

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 6, 2004: 66,217,675

INTELLISYNC CORPORATION

10-Q REPORT

INTELLISYNC CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	October 31, 2004	July 31, 2004
Assets
Current assets:
Cash and cash equivalents	$12,479	$12,991
Short-term investments	40,204	40,657
Accounts receivable, net of allowance for doubtful accounts of $525 and $470	10,859	10,380
Inventories	53	69
Other current assets	2,182	2,485

Total current assets	65,777	66,582

Property and equipment, net	2,313	1,540
Goodwill	65,310	65,288
Other intangible assets, net	28,073	29,828
Restricted cash	3,616	4,032
Other assets	2,856	3,084

Total assets	$167,945	$170,354

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,453	$1,562
Accrued liabilities	6,487	7,482
Current portion of obligations under capital lease	142	51
Deferred revenue	5,548	5,794

Total current liabilities	14,630	14,889

Obligations under capital lease	325	144
Convertible senior notes	59,396	58,443
Other liabilities	1,350	2,487

Total liabilities	75,701	75,963

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; none issued and outstanding at October 31, 2004 and July 31, 2004	—	—
Common stock, $0.001 par value; 160,000 shares authorized; 66,198 and 65,592 shares issued and outstanding at October 31, 2004 and July 31, 2004	66	66
Additional paid-in capital	226,543	225,832
Accumulated deficit	(134,622)	(131,116)
Accumulated other comprehensive loss	257	(391)

Total stockholders’ equity	92,244	94,391

Total liabilities and stockholders’ equity	$167,945	$170,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTELLISYNC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,
	2004	2003
Revenue
License	$7,825	$5,270
Services	4,477	2,746

Total revenue	12,302	8,016

Cost and operating expenses:
Cost of revenue (includes non-cash stock compensation of $(16) and $121)	2,341	1,634
Amortization of developed and core technology	1,156	153
Research and development (includes non-cash stock compensation of $(3) and $46)	3,329	2,193
Sales and marketing (includes non-cash stock compensation of $(34) and $291)	5,589	3,280
General and administrative (includes non-cash stock compensation of $(12) and $798)	2,049	2,385
Amortization of other intangibles	1,046	106
In-process research and development	—	469
Other charges	—	76

Total cost and operating expenses	15,510	10,296

Operating loss	(3,208)	(2,280)
Other income (expense):
Interest income	236	131
Interest expense	(240)	—
Other, net	(179)	(5)

Total other income (expense)	(183)	126

Loss before income taxes	(3,391)	(2,154)
Provision for income taxes	(115)	(107)

Net loss	$(3,506)	$(2,261)

Basic and diluted net loss per common share	$(0.05)	$(0.05)

Shares used in computing basic and diluted net loss per common share	64,418	48,266

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTELLISYNC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended October 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,506)	$(2,261)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development	—	469
Allowance for doubtful accounts	61	40
Depreciation	278	238
Amortization	2,202	259
Amortization of debt issuance costs	159	—
Non-cash stock compensation	(65)	1,256
Changes in operating assets and liabilities:
Accounts receivable	(540)	(750)
Inventories	16	(140)
Other current assets	791	215
Other assets	40	(323)
Accounts payable	891	(206)
Accrued liabilities	(1,179)	(2,148)
Deferred revenue	(246)	63

Net cash used in operating activities	(1,098)	(3,282)

Cash flows from investing activities:
Purchase of property and equipment	(755)	(147)
Purchase of short term investments	(1,028)	(4,073)
Proceeds from the sales of short-term investments	500	2,175
Proceeds from the maturities of short-term investments	1,000	1,000
Decrease in restricted cash	416	—

Net cash provided by (used in) investing activities	133	(1,045)

Cash flows from financing activities:
Debt issuance cost	(89)	—
Principal payments on capital lease	(24)	—
Proceeds upon exercise of stock options	161	1,307
Proceeds from ESPP shares issued	300	147

Net cash provided by financing activities	348	1,454

Effect of exchange rate changes on cash and cash equivalents	105	6

Net decrease in cash and cash equivalents	(512)	(2,873)
Cash and cash equivalents at beginning of period	12,991	7,842

Cash and cash equivalents at end of period	$12,479	$4,969

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTELLISYNC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 The Company and a Summary of its Significant Accounting Policies

The Company

Intellisync Corporation, Intellisync or the “Company,” develops, markets and supports desktop, enterprise and mobile carrier-class push-email, synchronization and systems management software that enables consumers, business professionals and information technology professionals to extend the capabilities of enterprise groupware and vertical applications, handheld organizers/computers, Web-enabled mobile phones, pagers and other wireless or wireline personal communications platforms. The Company’s Identity Systems (formerly Search Software America) subsidiary develops, markets and supports global solutions that enhance an organization’s ability to search, find, match, screen and group identity data within their computer systems and network databases.

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows since inception. The Company incurred a net loss of approximately $3,506,000 and negative cash flows from operations of approximately $1,151,000 for the three months ended October 31, 2004. The Company’s cash balances may decline further, although the Company believes that its existing cash resources, combined with revenues from continuing operations, will be adequate to fund its operations for at least the next 12 months. Failure to generate sufficient revenues or control spending could adversely affect the Company’s ability to achieve its business objectives.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of Intellisync as of October 31, 2004 and for the three months ended October 31, 2004 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004. The condensed consolidated balance sheet as of July 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim period ended October 31, 2004 are not necessarily indicative of results to be expected for the full year.

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

Transactions involving the sale of software products are accounted for under the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9, “Modification of 97-2, Software Revenue Recognition with Respect to Certain Transactions.” For contracts with multiple elements, and for which vendor-specific objective evidence of fair value for the undelivered elements exists, revenue is recognized for the delivered elements based upon the residual contract value as prescribed by SOP No. 98-9. The Company has accumulated relevant information from contracts to use in determining the availability of vendor-specific objective evidence and believes that such information complies with the criteria established in SOP No. 97-2 as follows:

•	Customers are required to pay separately for maintenance. Optional stated future renewal rates are included as a term of the contracts. The Company uses the renewal rate as vendor-specific objective evidence of fair value for maintenance.

•	The Company charges standard hourly rates for consulting services, when such services are sold separately, based upon the nature of the services and experience of the professionals performing the services.

•	For training, the Company charges standard rates for each course based upon the duration of the course, and such courses are separately priced in contracts. The Company has a history of selling such courses separately.

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

Services revenue primarily comprises revenue from consulting fees, maintenance contracts, training and hosting fees. Services revenue from consulting, hosting and training is recognized as the service is performed. Maintenance contracts include the right to unspecified upgrades and ongoing support. Maintenance revenue is deferred and recognized ratably as services are provided over the maintenance period.

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

The Company currently licenses its products directly to individuals, small businesses and corporations, to original equipment manufacturers, or OEMs, and to distributors and value-added resellers in North America, Europe, the Asia-Pacific region, South America and Africa. Revenue from products distributed indirectly through major distributors and resellers is recognized on a sell through basis. Agreements with the Company’s major distributors and resellers contain specific product return privileges for stock rotation and obsolete products that are generally limited to contractual amounts. Reserves for estimated future returns are provided for upon revenue recognition. Product returns are recorded as a reduction of revenues. Accordingly, the Company has established a product returns reserve composed of 100% of product inventories held at the Company’s distribution partners, as well as an estimated amount for returns from customers of the distributors and other resellers as a result of stock rotation and obsolete products. Such reserves are based on:

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

The Company licenses rights to use its technology portfolio, whereby licensees, particularly OEMs, typically pay a non-refundable license fee in one or more installments and on-going royalties based on their sales of products incorporating the Company’s technology. Revenue from OEMs under minimum guaranteed royalty arrangements, which are not subject to future obligations, is recognized when such royalties are earned and become payable. Royalty revenue is recognized as earned when reasonable estimates of such amounts can be made. Royalty revenue that is subject to future obligations is recognized when such obligations are fulfilled. Royalty revenue that exceeds minimum guarantees is recognized in the period earned.

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

If compensation cost for the Company’s stock plans had been determined consistent with SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company’s net loss and loss per common share would have been adjusted to the pro-forma amounts indicated below (in thousands, except per common share data):

	Three Months Ended October 31,
	2004	2003
Net loss as reported	$(3,506)	$(2,261)
Add: Stock-based employee compensation expense (recovery) included in reported net loss	(65)	1,256
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(1,207)	(558)

Pro forma net loss	$(4,778)	$(1,563)

Basic and diluted net loss per common share as reported	$(0.05)	$(0.05)

Basic and diluted pro forma net loss per common share	$(0.07)	$(0.03)

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

Note 2 Recently Issued Accounting Pronouncement

Other-Than-Temporary Impairment

In March 2004, the EITF reached consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The disclosure requirements are effective for fiscal years ending after June 15, 2004. The Company has adopted the disclosure requirements in fiscal 2004 accordingly and incorporated such disclosures in note 3 to consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended July 31, 2004. The accounting guidance of EITF No. 03-01 is applicable for reporting periods after June 15, 2004. However, the effective date of such guidance has been delayed until the FASB issues a Staff Interpretation on this matter. The delay does not have a specified date. Until an effective date is determined, existing guidance continues to apply in determining if an impairment is other than temporary. The Company will evaluate the impact of EITF No. 03-01 once final guidance is issued.

Contingently Convertible Debt on Diluted Earnings per Share

In July 2004, the EITF issued a draft abstract for EITF No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-08 reflects the Task Force’s tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004. The Company expects that EITF No. 04-08 will not have an impact on its calculation of earnings per share.

Note 3 Balance Sheets Components

Inventories consist of the following (in thousands):

	October 31, 2004	July 31, 2004
Raw materials	$42	$54
Finished goods and work-in-process	11	15

Inventories	$53	$69

Note 4 Acquisitions

The Company acquired SoftVision SRL’s workforce through a transfer agreement; SPL Worldgroup Software, Inc., SPL Worldgroup Ltd. and Search Software America Pty. Ltd., or collectively SSA and now called as Identity Systems; Synchrologic, Inc.; and Spontaneous Technology, Inc. during fiscal 2004. The Identity Systems, Synchrologic and Spontaneous Technology transactions were accounted for as required by SFAS No. 141, “Business Combinations.” The SoftVision workforce transfer was accounted for as an asset purchase.

SoftVision SRL

On June 14, 2004, the Company completed the transfer of 91 employees from SoftVision SRL, an offshore software development company with headquarters in Cluj-Napoca, Romania, pursuant to an Employee Transfer Agreement dated as of February 5, 2004. Under the terms of the agreement, the Company paid cash of approximately $693,000 and assumed certain employee-related liabilities of approximately $31,000. The SoftVision’s workforce acquisition was accounted for as an asset purchase. The condensed consolidated financial statements include the effect of additional employees the Company acquired from SoftVision since the date of acquisition.

The full amount of the preliminary purchase price of $724,000 was assigned to the fair value of the acquired workforce. The amortizable acquired workforce is being amortized using the straight-line method over its estimated useful life of two years. Refer to Note 5.

Identity Systems (formerly Search Software America)

On March 16, 2004, the Company completed its acquisition of all of the issued and outstanding stock of SPL Worldgroup Software, Inc., SPL Worldgroup Ltd. and Search Software America Pty. Ltd., or collectively SSA, privately held divisions of SPL WorldGroup and headquartered in Sydney, Australia, pursuant to a Stock Purchase Agreement dated as of February 24, 2004. SSA, now called Identity Systems with operations in the United States, United Kingdom, and Australia, is a developer of solutions that enhance the ability to find, match and group (synchronize) identity data within computer systems and network databases. Under the terms of the agreement, the Company paid cash of $22,129,000.

The condensed consolidated financial statements include the results of operations of Identity Systems since the date of acquisition. Under the purchase method of accounting, the total preliminary purchase price was allocated to Identity System’s net tangible and intangible assets based upon their estimated fair value as of the acquisition date. The preliminary purchase price of $22,179,000 (including estimated acquisition costs of $50,000) was assigned to the fair value of the assets acquired, including the following (in thousands):

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

The purchase price allocation for Identity Systems is subject to further revision as more detailed analysis is completed and additional information on the fair values of Identity System’s assets and liabilities becomes available. Any change in the fair value of the net assets of Identity Systems will change the amount of the purchase price allocable to goodwill. Final purchase accounting may therefore differ materially from the information presented above.

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

The key assumptions underlying the valuation of acquired in-process research and development from Identity Systems are as follows (in thousands):

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

Subsequent to the acquisition of Identity Systems, there have been no significant developments related to the current status of the acquired in-process research and development project that would result in material changes to the assumptions.

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

The liabilities assumed by the Company included Synchrologic’s outstanding balance of approximately $1,764,000 under a credit facility agreement with a bank. The Company fully paid the outstanding balance during fiscal 2004. The bank credit facility agreement was automatically terminated upon the Company’s acquisition of Synchrologic.

Spontaneous Technology, Inc.

On September 17, 2003, the Company consummated the acquisition of Spontaneous Technology, Inc. of Salt Lake City, Utah, a provider of enterprise secure Virtual Private Network, or sVPN™, software designed to extend existing corporate applications to most wireless devices. Under the terms of the agreement, the Company issued a total of 869,259 shares of Intellisync’s common stock valued at approximately $2,999,000 using the five-trading-day average price surrounding the date the acquisition was announced of $3.45 per share, less registration costs. The number of shares were calculated using the average price of the Company’s common stock for ten consecutive trading days ended three business days prior the date of acquisition. There were 224,417 additional shares held in escrow that were contingently issuable upon satisfaction of a pre-acquisition clause. Later during fiscal 2004, Intellisync paid cash of approximately $752,000 for the satisfaction of another pre-acquisition clause related to an acquired customer contract. Additionally, Intellisync was required to pay Spontaneous Technology additional consideration of up to $7,000,000 in shares of Intellisync’s common stock. The additional consideration was contingent upon the amount of Intellisync’s revenues associated with sales of its products including certain technology of Spontaneous Technology during the period ended September 30, 2004. The earnout period ended with Intellisync’s aggregate revenue on products associated with Spontaneous Technology amounting to less than the given earnout threshold. Consequently, no additional consideration was paid to Spontaneous Technology.

The condensed consolidated financial statements include the results of operations of Spontaneous Technology since the date of acquisition. Under the purchase method of accounting, the total purchase price was allocated to

Spontaneous Technology’s net tangible and intangible assets based upon their fair value as of the acquisition date. The purchase price of $4,071,000 (including acquisition costs of $320,000 and the payment made for the resolution of the contingency of $752,000) was assigned to the fair value of the assets acquired, including the following (in thousands):

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

Approximately $3,754,000, as adjusted, was allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but will be tested for impairment (a tax deductible charge) at least annually.

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

Unaudited Pro Forma Consolidated Combined Results

The following unaudited pro-forma consolidated financial information reflects the results of operations for the three months ended October 31, 2003, as if Identity Systems, Synchrologic and Spontaneous Technology acquisitions had occurred on August 1, 2003 and after giving effect to purchase accounting adjustments. The effect of SoftVision’s transfer of workforce has been excluded from the pro forma financial information as amounts are considered immaterial to the Company. Since all of the acquisitions took place in fiscal 2004, the results of operations of the acquired companies are included in the Company’s condensed consolidated results of operations for the three months ended October 31, 2004.

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions in aggregate actually taken place on August 1, 2003. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operation (in thousands, except per share data):

Three Months Ended October 31, 2003
Pro forma revenue	$13,763

Pro forma net loss	$(455)

Pro forma basic and diluted net loss per common share	$(0.01)

The effect of the in-process research and development charges has been excluded in the above unaudited pro forma consolidated financial information as they represent non-recurring charges directly related to the acquisitions.

Note 5 Goodwill, Developed and Core Technology and Other Intangible Assets

The following table sets forth the changes in goodwill during the first quarter of fiscal 2005 (in thousands):

Goodwill
Balance at July 31, 2004	$65,288
Foreign exchange effects on non-US dollar-denominated goodwill	22

Balance at October 31, 2004	$65,310

Other intangible assets, net, consist of the following (in thousands, except weighted average useful life):

	Weighted Average Useful Life	October 31, 2004			July 31, 2004
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed and core technology	4.6 years	$21,611	$(6,571)	$15,040	$21,237	$(5,370)	$15,867
Patents	4.0 years	1,680	(402)	1,278	1,680	(298)	1,382
Trademarks	2.1 years	250	(103)	147	250	(75)	175
Customer base	7.0 years	13,258	(2,244)	11,014	13,129	(1,472)	11,657
Covenant not-to-compete	2.0 years	105	(68)	37	105	(54)	51
Existing contracts	9 months	313	(299)	14	313	(296)	17
Acquired workforce	24 months	724	(181)	543	724	(45)	679

		$37,941	$(9,868)	$28,073	$37,438	$(7,610)	$29,828

The foreign exchange effects on non-US dollar-denominated intangibles were $447,000 for the first quarter of fiscal 2005.

The amortization of developed and core technology amounted to $1,156,000 and $153,000 for the three months ended October 31, 2004 and 2003, respectively. The amortization of other intangible assets amounted to $1,046,000 and $106,000 for the three months ended October 31, 2004 and 2003, respectively.

Based on acquisitions completed as of October 31, 2004, the estimated future amortization expense of other intangible assets is as follows (in thousands):

	Developed and Core Technology	Other Intangibles
Nine months ending July 31, 2005	$3,398	$2,922
Fiscal year ending July 31,
2006	4,323	3,486
2007	4,110	2,740
2008	1,917	1,502
2009	659	757
2010	439	578
Thereafter	194	1,048

	$15,040	$13,033

Note 6 Restructuring Accrual

The Company implemented a number of cost-reduction plans aimed at reducing costs that were not integral to its overall strategy, better aligning its expense levels with current revenue levels and ensuring conservative spending during periods of economic uncertainty. These initiatives included a reduction in workforce and facilities consolidation.

The following table sets forth the activities in the restructuring accrual account during the first quarter of fiscal 2005 (in thousands):

Consolidation of Excess Facilities
Balance at July 31, 2004	$1,080
Cash payments	(330)

Balance at October 31, 2004	$750

The remaining unpaid amount as of October 31, 2004 of $750,000 related to the net lease expense due to the consolidation of excess facilities, will be paid over the respective lease terms through June 2006 using cash from operations.

The current and long-term portions of the restructuring accrual of $574,000 and $176,000 are classified as “Accrued Liabilities” and “Other Liabilities,” respectively, in the condensed consolidated balance sheet as of October 31, 2004.

The Company continually evaluates the balance of the restructuring reserve it records in prior periods based on the remaining estimated amounts to be paid. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

Note 7 Long-Term Debt

The following table sets forth the Company’s long-term obligations, excluding capital lease obligations (in thousands):

	October 31, 2004	July 31, 2004
3% convertible senior notes, interest due semi-annually, principal due in March 2009	$59,396	$58,443
Interest rate swap fair value hedge adjustment on $60 million of 3% convertible senior notes	604	1,557

	60,000	60,000

Less: current portion	—	—

Long-term portion	$60,000	$60,000

3% Convertible Senior Notes

During the third quarter of fiscal 2004, the Company completed the offering of $60,000,000 of convertible senior notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The notes are senior unsecured obligations of Intellisync and rank junior to any future secured debt, on a parity with all of the Company’s other existing and future senior unsecured debt and prior to any existing or future subordinated debt. As of October 31, 2004, the Company had no other senior or subordinated debt, except for ordinary course trade payables. The Company may not redeem any of the notes prior to their maturity. Holders, however, may require the

Company to repurchase the notes upon some types of change in control transactions. The notes will mature on March 1, 2009 unless earlier converted or redeemed. Neither the Company nor any of its subsidiaries are subject to any financial covenants under the indenture. In addition, neither the Company nor any of its subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing its securities.

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

Interest Rate Swap

During fiscal 2004, the Company entered into two interest rate swap agreements with a financial institution on a total notional amount of $60,000,000, whereby the Company receives fixed-rate interest of 3% in exchange for variable interest payments. The interest rate swaps expire upon the maturity of the Company’s $60,000,000, 3% convertible senior notes in March 2009, and effectively convert fixed-rate notes into variable-rate borrowings. The interest rate is reset semi-annually and is equal to the 6-month LIBOR rate less a rate spread. The total variable interest rate was approximately 1.7% at October 31, 2004, resulting in interest expense savings relative to fixed rates of approximately $228,000 for the first quarter of fiscal 2004. Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, this arrangement has been designated and qualifies as an effective fair value hedge of interest rate risk related to the $60,000,000 convertible senior notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying value of the hedged debt, and therefore does not impact the Company’s net earnings. As of October 31, 2004, the fair value of the interest rate swaps was approximately $604,000 and recorded in “Other Liabilities” with an equal adjustment recorded to the carrying value of the $60,000,000 convertible senior notes.

Refer to Note 8 for the description of the collateral required on the interest rate swap.

Note 8 Commitments and Contingencies

Leases

During the first quarter of fiscal 2005, the Company entered into a capital lease agreement for computer peripherals, which expires in September 2007. In addition, during fiscal 2004, the Company entered into a capital lease agreement for a phone system, which expires in February 2008. Assets and future obligations related to the capital leases are included in the accompanying condensed consolidated balance sheet as of October 31, 2004 in property and equipment and in the respective liability accounts, respectively. Current and long-term portions of the capital lease amounted to $142,000 and $325,000, respectively, at October 31, 2004. Depreciation of assets held under the capital lease is included in depreciation and amortization expense.

The Company leases its facilities under operating leases that expire at various dates through August 2008. The total amount of rental payments due over the lease term is being charged to rent on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “deferred rent “ which is included in current liabilities in the accompanying balance sheets. Deferred rent was approximately $385,000 at October 31, 2004. Total rent expense was approximately $582,000 and $328,000 for the three months ended October 31, 2004 and 2003, respectively.

Future minimum lease payments for all non-cancelable capital and operating lease agreements at October 31, 2004, were as follows (in thousands):

	Total	Nine months ending July 31, 2005	Fiscal year ending July 31,
			2006	2007	2008	2009
Capital lease obligation	$536	$133	$177	$177	$49	$—

Operating leases:
Operating leases	5,141	2,581	2,255	232	70	3
Proceeds from subleases	(417)	(370)	(47)	—	—	—

Net operating leases	4,724	2,211	2,208	232	70	3

Future minimum lease payments	$5,260	$2,344	$2,385	$409	$119	$3

Guarantees

The Company has three letters of credit that collateralize certain operating lease obligations and total approximately $407,000 and $397,000 at October 31, 2004 and July 31, 2004, respectively. The Company collateralizes these letters of credit with cash deposits made with three of its financial institutions and has classified the short-term and the long-term portions of approximately $187,000 and $220,000 at October 31, 2004, and $101,000 and $296,000 at July 31, 2004 as “Other Current Assets” and “Restricted Cash,” respectively, in the condensed consolidated balance sheets. The long-term portion expires through June 2006. The holders of the letters of credit are able to draw on each respective letter of credit in the event that the Company is found to be in default of its obligations under each of its operating leases.

Under the terms of the interest rate swap agreement into which the Company entered during fiscal 2004, the Company must provide collateral to match any unfavorable mark-to-market exposure (fair value) on the swap. The amount of collateral required totals a minimum of $1,800,000 plus an amount equal to the unfavorable mark-to-market exposure on the swap. Generally, the required collateral will rise as interest rates rise. As of October 31, 2004, and July 31, 2004, the Company has posted approximately $3,293,000 and $3,736,000, respectively, of collateral under this swap agreement which is included in “Restricted Cash” in its condensed consolidated balance sheet.

In the event of early termination of the Company’s service agreement with e^deltacom, a division of ITC^DeltaCom, Inc. and a managed service provider, the Company may be required to pay e^deltacom a penalty fee of up to approximately $62,000.

Litigation

In August 2004, a patent-infringement claim was filed against the Company by NCR Corporation in the U.S. District Court for the Southern District of Ohio. In the complaint, NCR alleged certain of the Company’s products infringe three of its patents which allegedly cover technology for synchronizing databases between personal digital assistants and host computers. Based on a lengthy review, the Company believes that NCR’s claims against it are without merit and the Company does not infringe on any of the asserted NCR patents. The Company does not believe that the outcome of this patent infringement claim, even if adverse to the Company, would have a material adverse effect on its results of operations and financial condition. Separately, on September 9, 2004, the Company filed a complaint in the U.S. District Court for the Northern District of California against NCR requesting, among other things, that a declaratory judgment be entered finding that the Company does not infringe an NCR patent (6,473,765) that was asserted against one of the Company’s licensees, Garmin Ltd. The Company has certain indemnification obligations to Garmin for claims related to intellectual property infringement. In response, NCR amended its suit against Garmin to withdraw its allegation of infringement of the ‘765 patent and stated that the Company has no liability to NCR for infringement of the ‘765 patent. NCR then moved to dismiss the California case on the basis that, because the Company could not be sued for infringement, the Court lacked jurisdiction to adjudicate the Company’s declaratory judgment action. Subsequently, the motion was granted and the California case was dismissed. The Company has appealed this decision.

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

Basic and diluted net loss per common share were calculated as follows (in thousands, except per common share amounts):

	Three Months Ended October 31,
	2004	2003
Numerator:
Net loss	$(3,506)	$(2,261)

Denominator:
Weighted average shares outstanding used to compute basic and diluted net loss per common share	64,418	48,266

Basic and diluted net loss per common share	$(0.05)	$(0.05)

All common shares that were held in escrow or that were subject to repurchase by the Company, totaling approximately 1,360,000 and 517,000 as of October 31, 2004 and 2003, respectively, were excluded from basic and diluted net loss per common share calculations.

Potential common shares attributable to stock options, convertible senior notes, shares held in escrow and shares subject to repurchase by the Company of 24,492,427 and 7,734,729 were outstanding at October 31, 2004 and 2003, respectively. However, as a result of a net loss incurred by the Company in the three months ended October 31, 2004 and 2003, none of the in-the-money potential common shares were included in the weighted average outstanding shares (using the treasury stock method) used to calculate net loss per common share because the effect would have been antidilutive.

Note 10 Comprehensive Loss

Accumulated other comprehensive loss consists of net unrealized gain/loss on available for sale investments and foreign currency translation adjustments. Total comprehensive loss for the three months ended October 31, 2004 and 2003, respectively, is presented in the following table (in thousands):

	Three Months Ended October 31,
	2004	2003
Net loss	$(3,506)	$(2,261)
Other comprehensive income:
Change in net unrealized gain (loss) on investments	19	(29)
Change in currency translation adjustments	629	54

Total other comprehensive income	648	25

Total comprehensive loss	$(2,858)	$(2,236)

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

The Company operates in a single industry segment encompassing the development, marketing and support of software and services that provide synchronization, wireless email, mobile application development, application/device management, real-time remote information access, secure VPN and identity searching/matching/screening capabilities. The Company’s customer base consists primarily of corporate organizations, business development organizations, industry associations, mobile carriers, resellers, international system integrators, large OEMs in the personal computer, or PC, market and selected distributors, which primarily market to the retail channel, in North America, Europe, the Asia-Pacific region, South America, and Africa.

Revenue is attributed to regions based on the location of customers. Revenue information by geographic region is as follows (in thousands):

	Three Months Ended October 31,
	2004	2003
United States	$8,131	$4,640
Japan	1,060	1,920
Other International	3,111	1,456

Total revenue	$12,302	$8,016

Revenue information by product group is as follows (in thousands):

	Three Months Ended October 31,
	2004	2003
Enterprise and retail products	$7,640	$2,877
Technology licensing components	4,662	5,139

Total revenue	$12,302	$8,016

The Company’s enterprise and retail products include Intellisync® Handheld Edition, Intellisync Handheld Edition for Enterprise, Intellisync Phone Edition, Intellisync Mobile Suite® and Identity Search Server, as well as related support and maintenance. Technology licensing components include various licensed technology platforms, including Intellisync Mobile Suite, Intellisync goAnywhere, Intellisync Software Development Platform, Intellisync Server-to-Server, professional services, non-recurring engineering services and related maintenance contract programs.

No customers accounted for more than 10% of the Company’s total revenue for the three months ended October 31, 2004. Revenue from Research In Motion Limited accounted for 10% of the Company’s total revenue for the three months ended October 31, 2003. No other customers accounted for more than 10% of total revenue during these periods.

Goodwill information by geographic region is as follows (in thousands):

	October 31, 2004	July 31, 2004
United States	$58,780	$58,780
United Kingdom	4,845	4,828
Other International	1,685	1,680

Total revenue	$65,310	$65,288

Other long-lived asset information by geographic region is as follows (in thousands):

	October 31, 2004	July 31, 2004
United States	$28,223	$29,829
United Kingdom	1,925	2,030
Australia	6,225	6,209
Other International	485	416

Total long-lived assets	$36,858	$38,484

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

Management’s discussion and analysis includes:

•	A business overview.

•	Estimates, assumptions and critical accounting policies.

•	A comparison of our results of operations in the three months ended October 31, 2004 with the results in the corresponding period in fiscal 2004.

•	Recently issued accounting pronouncements.

•	A discussion of our operating liquidity and capital resources.

•	A discussion of factors that may affect our future operating results.

Business Overview

We develop, market and support desktop, enterprise and mobile carrier-class push-email, synchronization and systems management software that enables consumers, business professionals and information technology professionals to extend the capabilities of enterprise groupware and vertical applications, handheld organizers/computers, Web-enabled mobile phones, pagers and other wireless or wireline personal communications platforms. Our Identity Systems (formerly Search Software America, or SSA) subsidiary develops, markets and supports global solutions that enhance an organization’s ability to search, find, match, screen and group identity data within their computer systems and network databases.

We have organized our operations into a single operating segment encompassing the development, marketing and support of software and services that provide synchronization, wireless email, mobile application development, application/device management, real-time remote information access, secure VPN and identity searching/matching/screening capabilities.

We license our software products directly to corporations, mobile carriers, original equipment manufacturers, or OEMs, and business development organizations worldwide. In addition, we sell our retail products through several distribution channels both in the United States and internationally, including major distributors, resellers, computer dealers, retailers and mail-order companies. Internationally, we are represented by distributors, resellers and retailers in North America, Europe, the Asia-Pacific region, South America and Africa.

Estimates, Assumptions and Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies include license and service revenue recognition, channel inventory and product returns, valuation of goodwill, other intangibles, investments and other long-lived assets, restructuring accruals, loss contingencies and provision for doubtful accounts which are discussed in more detail under the caption “Estimates, Assumptions and Critical Accounting Policies” in our 2004 Annual Report on Form 10-K.

Results of Operations

The following table sets forth items included in the condensed consolidated statements of operations as a percentage of revenue for the periods indicated. Certain prior period amounts were reclassified to conform to the current period’s presentation.

	Three Months Ended October 31,
	2004	2003
Revenue
License	63.6%	65.7%
Services	36.4	34.3

Total revenue	100.0%	100.0%

Cost and operating expenses:
Cost of revenue	19.0	20.4
Amortization of developed and core technology	9.4	1.9
Research and development	27.1	27.4
Sales and marketing	45.4	40.9
General and administrative	16.7	29.8
Amortization of intangibles	8.5	1.3
In-process research and development	—	5.8
Other charges	—	1.0

Total cost and operating expenses	126.1	128.5

Operating loss	(26.1)	(28.5)
Other income (expense):
Interest income	1.9	1.6
Interest expense	(1.9)	—
Other, net	(1.5)	—

Total other income (expense)	(1.5)	1.6

Loss before income taxes	(27.6)	(26.9)
Provision for income taxes	(0.9)	(1.3)

Net loss	(28.5)%	(28.2)%

Revenue

	Three Months Ended October 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
Total revenue	$12,302	53.5%	$8,016

We derive revenue from two primary sources: software licenses and fees for services. The increase in our first fiscal quarter revenue was primarily due from revenue contributions of legacy Synchrologic, Inc. and Identity Systems (formerly Search Software America, or SSA) product sales, both of which we acquired during fiscal 2004. The increase was also brought about by a fundamental shift in our customer base and revenue streams as we launched new wireless products and ramped up our wireless email solution with the global wireless market.

While the market for smartphones and other wireless mobile devices has been growing recently, the market for wired or traditional personal digital assistants, or PDAs, has continued to face challenges. The overall decline in traditional PDA sales has had a direct impact on sales of our Intellisync products through the consumer and online channels, where sales of our synchronization software typically occur at the same time a PDA is purchased, or shortly thereafter. Due to this decline, our retail revenue decreased during the first quarter of fiscal 2005.

•	License Revenue.

	Three Months Ended October 31,
	2004	Percent Change	2003
	(In thousands, except percentages)
License revenue	$7,825	48.5%	$5,270
As percentage of total revenue	63.6%		65.7%

License revenue is earned from the sale and use of software products (including our technology licensing components) and royalty agreements with OEMs. The increase in absolute license revenue for the first quarter of fiscal 2005 as compared with that for the first quarter of fiscal 2004 reflected an increase of $2,041,000 in revenue from enterprise products and an increase of $514,000 in revenue from technology licensing components. A significant portion of the increase in our license revenue for the first quarter of fiscal 2005 was contributed by legacy Synchrologic, Inc., particularly Intellisync Mobile Suite, and Identity Systems product sales. The increase in license revenue was also due to greater demand, as compared with the prior quarter, for certain of our customers’ products in which our technology is embedded. The increase in our customers’ sales provided us with increased royalty proceeds.

•	Service Revenue.

	Three Months Ended October 31,
	2004	Percent Change	2003
	(In thousands, except percentages)
Service revenue	$4,477	63.0%	$2,746
As percentage of total revenue	36.4%		34.3%

Services revenue is derived from fees for services, including fixed-price and time-and-materials professional services arrangements and amortization of maintenance contract programs. The increase in services revenue for the first quarter of fiscal 2005 as compared with that for the first quarter of fiscal 2004 resulted from a total increase of $2,168,000 brought about by an increase in amortization of our maintenance contract programs relating to increase in license revenue and a greater focus on renewals, as well as the revenue from our carrier hosting services. This increase was offset by $437,000 decrease in professional service revenue associated with our technology licensing partners. In any period, services revenue from time and materials contracts is dependent, among other things, on license transactions closed during the current and preceding quarters and customer decisions regarding implementations of licensed software.

Enterprise and Retail Products

	Three Months Ended October 31,
	2004	Percent Change	2003
	(In thousands, except percentages)
Enterprise and retail products	$7,640	165.6%	$2,877
As percentage of total revenue	62.1%		35.9%

Our enterprise and retail products revenue includes sales to retail distribution channels, as well as direct sales of our personal and server products licensed to corporations for internal use. Enterprise and retail products include Intellisync Handheld Edition, Intellisync Handheld Edition for Enterprise, Intellisync Phone Edition, Intellisync Mobile Suite and Identity Search Server (formerly Identity Systems), as well as related support and maintenance. Enterprise sales frequently involve large up-front license fees, which can result in lengthy sales cycles and uncertainties as to the timing of sales driven by customers’ budgetary processes. As a result, we generally have less visibility into future enterprise sales than is typically the case in our royalty-based technology licensing business. In addition, while enterprise sales generally result in ongoing maintenance revenues and may lead to follow-on purchases or upgrades, we are typically dependent on sales to new customers for the significant portion of our enterprise revenues in a given quarter.

The increase in enterprise and retail products revenue for the first quarter of fiscal 2005 resulted from contributions of $3,532,000 from Identity Systems and Synchrologic products and an increase of $1,869,000 in revenue from amortization of support and maintenance. This increase for fiscal 2004 was slightly offset by a $638,000 decrease in revenue from Intellisync Handheld Edition for Enterprise and in retail sales of our Intellisync software. Less emphasis on marketing of Intellisync Handheld Edition for Enterprise and Intellisync MobileApp Designer, and more on the transition of our enterprise server offering to Intellisync Mobile Suite, during the most recent quarters contributed to the decrease in revenue from Intellisync Handheld Edition for Enterprise and Intellisync MobileApp Designer. We expect revenue in absolute dollars from enterprise and retail products, particularly enterprise, to further improve in the following few quarters which we believe will occur as a result of contributions from Intellisync Mobile Suite acquired from Synchrologic and Identity Search Server acquired from Identity Systems. In addition, we expect revenue from this support for wireless devices to offset the impact of the lower wired or traditional PDA sales on our retail revenue which would otherwise decline.

Technology Licensing Components

	Three Months Ended October 31,
	2004	Percent Change	2003
	(In thousands, except percentages)
Technology licensing components	$4,662	(9.3)%	$5,139
As percentage of total revenue	37.9%		64.1%

Technology licensing components include various licensed technology platforms, including Intellisync Mobile Suite, Intellisync goAnywhere, Intellisync Software Development Platform, Intellisync for the Web, Intellisync Server-to-Server, professional services, non-recurring engineering services and related maintenance contract programs. The decrease in technology licensing revenue for the first quarter of fiscal 2005 as compared with that for the first quarter of fiscal 2004 resulted from a decrease of $1,283,000 in professional services, offset by a slight increase of approximately $806,000 in Intellisync Software Development Platform and hosting services revenue.

International Revenue

	Three Months Ended October 31,
	2004	Percent Change	2003
	(In thousands, except percentages)
International revenue	$4,171	23.5%	$3,376
As percentage of total revenue	33.9%		42.1%

The year-over-year increase in our international revenues represented 19% of our total revenue increase for the first quarter of fiscal 2005. The increase in our professional services revenue and the number of our international technology licensing partners, particularly in Japan, resulted in an increase in our international revenue in absolute dollars during this period. The decrease in international revenue as a percentage of total revenue for the first quarter of fiscal 2005, on the other hand, is primarily due to increased revenue from our newer offerings in the United States. We expect our recent acquisitions of Synchrologic and Identity Systems will further strengthen our presence in Asia-Pacific, as well as Europe. We believe, however, that international revenue will fluctuate on a quarter to quarter basis as we periodically enter into new agreements for professional services and new international partner contracts for technology licensing. International revenue may be subject to certain risks not normally encountered in operations in the United States, including exposure to tariffs, various trade regulations, fluctuations in currency exchange rates, as well as international software piracy as described more fully in “Factors That May Affect Future Operating Results” set forth below. We believe that continued growth will require further expansion in international markets. We have utilized, and will likely continue to utilize substantial resources both to expand and establish international operations in the future.

Top Customers

No customers accounted for more than 10% of our total revenue for the first quarter of fiscal 2005. Revenue from Research In Motion Limited accounted for 10% of our total revenue for the first quarter of fiscal 2004. No other customers accounted for more than 10% of total revenue during these periods.

Cost of Revenue

	Three Months Ended October 31,
	2004	Percent Change	2003
	(In thousands, except percentages)
Cost of revenue	$2,341	43.3%	$1,634
As percentage of total revenue	19.0%		20.4%

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

The increase in cost of revenue in absolute dollars reflected the effect of planned increases in mobile carrier hosting and post-sales support infrastructure. In future periods, cost of revenue may further fluctuate from quarter to quarter due to potential changes in the infrastructure and other requirements of our hosting operations to meet carriers demand. These changes, which may be costly, are difficult to forecast. In addition, our cost of revenue is primarily driven by our expectation for different margin characteristics within and between license and services revenues as well as the expected mix between products and channels.

Amortization of Developed and Core Technology

	Three Months Ended October 31,
	2004	Percent Change	2003
	(In thousands, except percentages)
Amortization of developed and core technology	$1,156	655.6%	$153
As percentage of total revenue	9.4%		1.9%

The increase in the amortization of developed and core technology was primarily due to the impact of recently purchased technology from Synchrologic and Identity Systems. Based on acquisitions completed as of October 31, 2004, we expect the future amortization expense of developed and core technology is as follows (in thousands):

Nine months ending July 31, 2005	$3,398
Fiscal year ending July 31,
2006	4,323
2007	4,110
2008	1,917
2009	659
2010	439
Thereafter	194

$15,040

We expect that we may acquire additional developed and core technology associated with any acquisitions we may complete in the future. As a result, we may further increase our amortization expense of developed and core technology.

Research and Development

	Three Months Ended October 31,
	2004	Percent Change	2003
	(In thousands, except percentages)
Research and development	$3,329	51.8%	$2,193
As percentage of total revenue	27.1%		27.4%

Research and development expenses consist primarily of salaries and other related costs for research and development personnel, quality assurance personnel, product localization, fees to outside contractors and the cost of facilities and depreciation of capital equipment. We invest in research and development both for new products and to provide continuing enhancements to existing products. Our engineering group is currently focused on developing new functionality for wireless handhelds, smartphones, laptops and tablets, at extending our core synchronization technology to increase scalability and extensibility, and at supporting next generation wireless technology and device platforms. The increase in research and development spending in absolute dollars was due to acquired workforce of approximately 71 engineers from the acquisition of Spontaneous Technology, Inc., Synchrologic and Identity Systems during the first three quarters of fiscal 2004.

Sales and Marketing

	Three Months Ended October 31,
	2004	Percent Change	2003
	(In thousands, except percentages)
Sales and marketing	$5,589	70.4%	$3,280
As percentage of total revenue	45.4%		40.9%

Sales and marketing expenses consist primarily of salaries, commissions, promotional expenses and other costs relating to sales and marketing employees, as well as to technical support personnel associated with pre-sales activities such as building brand awareness, performing product and technical presentations and answering customers’ product and service inquiries. Sales and marketing expenses increased year-over-year as a result of establishing strategic relationships with our existing and prospective enterprise customers, as well as increase in sales commissions and increase in marketing program spending to support increased revenue activities driven by our recent acquisitions. We have also acquired 22 new sales and marketing employees from Synchrologic and 11 from Identity Systems during fiscal 2004. We intend to increase awareness and market presence of our existing and new products, services or technology over time, which may require us to substantially increase the amount we spend on sales and marketing in future periods. We expect that these expenses will continue to increase as we grow.

General and Administrative

	Three Months Ended October 31,
	2004	Percent Change	2003
	(In thousands, except percentages)
General and administrative	$2,049	(14.1)%	$2,385
As percentage of total revenue	16.7%		29.8%

General and administrative expenses consist primarily of salaries and other costs relating to administrative, executive and financial personnel and outside professional fees. The decrease in general and administrative spending was due to certain costs incurred in fiscal 2004 that were diminished in the first quarter of fiscal 2005. Such costs include a significant non-cash variable accounting charge associated with certain outstanding stock options and outside services costs brought about primarily by legal costs associated with certain patent infringement lawsuits that have been resolved.

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

Amortization of Other Intangibles

	Three Months Ended October 31,
	2004	Percent Change	2003
	(In thousands, except percentages)
Amortization of other intangibles	$1,046	886.8%	$106
As percentage of total revenue	8.5%		1.3%

The increase in the amortization of other intangibles was primarily due to the impact of recently acquired intangibles from Spontaneous Technology, Synchrologic and Identity Systems. Based on acquisitions completed as of October 31, 2004, we expect the future amortization expense of other intangible assets is as follows (in thousands):

Nine months ending July 31, 2005	$2,922
Fiscal year ending July 31,
2006	3,486
2007	2,740
2008	1,502
2009	757
2010	578
Thereafter	1,048

$13,033

We expect that we may acquire additional intangibles associated with any acquisitions we may complete in the future. As a result, we may further increase our amortization expense of other intangibles.

In-Process Research and Development

	Three Months Ended October 31,
	2004	Percent Change	2003
	(In thousands, except percentages)
In-process research and development	$—	N/A	$469
As percentage of total revenue	—		5.8%

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

Other Charges

	Three Months Ended October 31,
	2004	Percent Change	2003
	(In thousands, except percentages)
Other charges	$—	N/A	$76
As percentage of total revenue	—%		1.0%

During the first quarter of fiscal 2004, we incurred residual costs of approximately $76,000 for operating expenses, mainly legal and accounting, relating to an acquisition that we ceased pursuing.

Restructuring Accrual

We implemented a number of cost-reduction plans over the past few years aimed at reducing costs that were not integral to our overall strategy, better aligning our expense levels with current revenue levels and ensuring conservative spending during periods of economic uncertainty. These initiatives included a reduction in workforce and facilities consolidation.

The following table sets forth the activity in the restructuring accrual account for the three months ended October 31, 2004 (in thousands):

Consolidation of Excess Facilities
Balance at July 31, 2004	$1,080
Cash payments	(330)

Balance at October 31, 2004	$750

The remaining unpaid amount as of October 31, 2004 of $750,000, related to the net lease expense due to the consolidation of excess facilities, will be paid over the respective lease terms through June 2006 using cash from operations. The current and long-term portions of the underlying accrual of $574,000 and $176,000 are classified as “Accrued Liabilities” and “Other Liabilities,” respectively, in the condensed consolidated balance sheet as of October 31, 2004.

We continually evaluate the balance of the restructuring reserve it records in prior periods based on the remaining estimated amounts to be paid. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

Interest Income

	Three Months Ended October 31,
	2004	Percent Change	2003
	(In thousands, except percentages)
Interest income	$236	80.2%	$131
As percentage of total revenue	1.9%		1.6%

Interest income represents interest earned on cash and short-term investments and realized gains on miscellaneous investments. The increase in net interest income for the first quarter of fiscal 2005 was due to an increase in balances of cash and investments mainly from the realized proceeds from issuance of convertible senior notes during fiscal 2004.

Interest Expense

	Three Months Ended October 31,
	2004	Percent Change	2003
	(In thousands, except percentages)
Interest expense	$(240)	N/A	$—
As percentage of total revenue	(1.9)%		—%

Interest expense for the first quarter of fiscal 2005 reflects interest charge associated with the convertible senior notes we issued in March 2004.

Other, Net

	Three Months Ended October 31,
	2004	Percent Change	2003
	(In thousands, except percentages)
Other, net	$(179)	N/A	$(5)
As percentage of total revenue	(1.5)%		—%

Other, net, represents miscellaneous bank fees and charges, realized gain or loss on foreign exchange and investments and amortization of debt issuance costs. Other, net, for the first quarter of fiscal 2005 reflects $159,000 of debt issuance costs amortization expense associated with the convertible senior notes we issued in March 2004 and $20,000 of bank charges and investment management fees, net realized gain on foreign exchange and other expenses.

Provision for Income Taxes

	Three Months Ended October 31,
	2004	Percent Change	2003
	(In thousands, except percentages)
Provision for income taxes	$(115)	160.0%	$(107)

The provision for income taxes primarily represents foreign withholding taxes on royalties earned from certain foreign customers and state franchise and income taxes and estimated taxes for foreign subsidiaries.

Recently Issued Accounting Pronouncement

Other-Than-Temporary Impairment

In March 2004, the Emerging Issues Task Force Issue (EITF) reached consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The disclosure requirements are effective for fiscal years ending after June 15, 2004. We have adopted the disclosure requirements in fiscal 2004 accordingly and incorporated such disclosures in note 3 to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2004. The accounting guidance of EITF No. 03-01 is applicable for reporting periods after June 15, 2004. However, the effective date of such guidance has been delayed until the Financial Accounting Standards Board (FASB) issues a Staff Interpretation on this matter. The delay does not have a specified date. Until an effective date is determined, existing guidance continues to apply in determining if an impairment is other than temporary. We will evaluate the impact of EITF No. 03-01 once final guidance is issued.

Contingently Convertible Debt on Diluted Earnings per Share

In July 2004, the EITF issued a draft abstract for EITF No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-08 reflects the Task Force’s tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004. We expect that EITF No. 04-08 will not have an impact on our calculation of earnings per share.

Liquidity and Capital Resources

Working Capital

The following summarizes our cash and cash equivalents, short-term investments and working capital:

	October 31, 2004	Percent Change	July 31, 2004
	(In thousands, except percentages and ratios)
Cash and cash equivalents	$12,479	(3.9)%	$12,991
Short-term investments	$40,204	(1.1)%	$40,657
Working capital	$51,147	(1.1)%	$51,693
Current ratio	4.5	—	4.5

We invest excess cash in fixed income securities that are highly liquid, of high-quality investment grade. We intend to make such funds readily available for operating purposes, if needed. In addition to the above cash, cash equivalents and short-term investments at October 31, 2004, we have a total of $3,616,000 restricted cash that is pledged as collateral for certain stand-by letters of credit issued by certain financial institutions and collateral to match any unfavorable mark-to-market exposure on an interest swap agreement. Refer to the discussion under the caption “Restricted Cash” set forth below for more information.

The significant factors underlying the decrease in cash, cash equivalents and investments during the first quarter of fiscal 2005 were net cash flow used in operations of $1,098,000 and capital acquisitions of $755,000, offset by the proceeds from stock issuance of $461,000 and decrease in restricted cash of $416,000. This decrease in cash, cash equivalents and short-term investments resulted in a decrease in working capital.

Cash Flows

Operating Activities. Significant items included in cash flows from operating activities are as follows (in thousands):

	Three Months Ended October 31,
	2004	Change	2003
Net cash used in operating activities	$(1,098)	$2,190	$(3,288)

The majority of cash applied to cash working capital for the current fiscal year resulted from a decrease in accrued liabilities of $1,179,000 due to timing of payments particularly of the interest associated with our senior notes.

Investing Activities. Significant items included in cash flows from investing activities are as follows (in thousands):

	Three Months Ended October 31,
	2004	Change	2003
Net sale/maturities (purchase) of short-term investments	$472	$1370	$(898)
Decrease in restricted cash	416	416	—
Capital expenditures	(755)	(608)	(147)

Net cash (used in) provided by investing activities	$133	$1,178	$(1,045)

The net cash flows provided in investing activities during first quarter of fiscal 2005 were due primarily to cash movement between investments and cash and cash equivalents and the decrease in restricted cash associated with a collateral under an interest rate swap agreement.

Financing Activities. Significant items included in cash flows from financing activities are as follows (in thousands):

	Three Months Ended October 31,
	2004	Change	2003
Proceeds from stock option exercises	$461	$(993)	$1,454
Debt issuance costs and repayment of capital lease	(113)	(113)	—

Net cash provided by financing activities	$348	$(1,106)	$1,454

During the first quarter of fiscal 2005, cash flow generated from financing activities was primarily from stock option exercises. Our future cash flows from stock options are difficult to project as such amounts are a function of our stock price, the number of options outstanding, and the decisions by employees to exercise stock options. In general, we expect proceeds from stock option exercises to increase during periods in which our stock price has increased relative to historical levels.

Commitments

Capital Leases. During the first quarter of fiscal 2005, we entered into a capital lease agreement for computer peripherals, which expires in September 2007. In addition, during fiscal 2004, we entered into a capital lease agreement for a phone system, which expires in February 2008. Current and long-term portions of the capital lease amounted to $142,000 and $325,000, respectively, at October 31, 2004.

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

Interest Rate Swap. During fiscal 2004, we entered into two interest rate swap agreements with a financial institution on a total notional amount of $60,000,000, whereby we receive fixed-rate interest of 3% in exchange for variable interest payments. The interest rate swaps expire upon the maturity of the $60,000,000, 3% convertible senior notes in March 2009, and effectively convert fixed-rate notes into variable-rate borrowings. The interest rate is reset semi-annually and is equal to the 6-month LIBOR rate less a rate spread. The total variable interest rate was approximately 1.7% at October 31, 2004, resulting in interest expense savings relative to fixed rates of approximately $228,000 for the first quarter of fiscal 2004. Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, this arrangement has been designated and qualifies as an effective fair value hedge of interest rate risk related to the $60,000,000 convertible senior notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying value of the hedged debt, and therefore does not impact our net earnings. As of October 31, 2004, the fair value of the interest rate swaps was approximately $604,000 and recorded in “Other Liabilities” with an equal adjustment recorded to the carrying value of the $60,000,000 convertible senior notes.

The following table summarizes our material obligations and commitments to make future payments, for which we anticipate using cash from operations, under certain contracts, including long-term debt obligations and operating leases as of October 31, 2004 (in thousands):

		Fiscal year ending July 31,
	Total	2005	2006	2007	2008	2009
3% convertible senior notes(1)	$59,396	$—	$—	$—	$—	$59,396

Interest rate swap(1)	604	—	—	—	—	604

Capital lease obligation(2)	536	133	177	177	49	—

Operating leases:
Operating leases	5,141	2,581	2,255	232	70	3
Proceeds from subleases	(417)	(370)	(47)	—	—	—

Net operating leases	4,724	2,211	2,208	232	70	3

Total	$65,260	$2,344	$2,385	$409	$119	$60,003

(1)	Interest on the senior notes and interest rate swap is payable in cash on March 1 and September 1 of each year. The senior notes mature on March 1, 2009.
(2)	Includes interest payments due.

In the event of early termination of our service agreement with e^deltacom, a division of ITC^DeltaCom, Inc. and a managed service provider, we may be required to pay e^deltacom a penalty fee of up to approximately $62,000.

Capital Expenditures

We expect total capital expenditures of approximately $2,000,000 for the nine months ending July 31, 2005 principally for support of the hosting operations and purchase of computers and other various system upgrades.

Restricted Cash

We have three letters of credit that collateralize certain operating lease obligations and total approximately $407,000 and $397,000 at October 31, 2004 and July 31, 2004, respectively. We collateralize these letters of credit with cash deposits made with three of its financial institutions and has classified the short-term and the long-term portions of approximately $187,000 and $220,000 at October 31, 2004, and $101,000 and $296,000 at July 31, 2004 as “Other Current Assets” and “Restricted Cash,” respectively, in the condensed consolidated balance sheets. The long-term portion expires through June 2006. The holders of the letters of credit are able to draw on each respective letter of credit in the event that we are found to be in default of its obligations under each of its operating leases.

Under the terms of the interest rate swap agreement into which we entered during fiscal 2004, we must provide collateral to match any unfavorable mark-to-market exposure (fair value) on the swap. The amount of collateral required totals a minimum of $1,800,000 plus an amount equal to the unfavorable mark-to-market exposure on the swap. Generally, the required collateral will rise as interest rates rise. As of October 31, 2004, and July 31, 2004, we have posted approximately $3,293,000 and $3,736,000, respectively, of collateral under this swap agreement which is included in “Restricted Cash” in its condensed consolidated balance sheet.

Litigation

In August 2004, a patent-infringement claim was filed against us by NCR Corporation in the U.S. District Court for the Southern District of Ohio. In the complaint, NCR alleged certain of our products infringe three of its patents which cover technology for synchronizing databases between personal digital assistants and host computers. Based on a lengthy review, we believe that NCR’s claims against it are without merit and we do not infringe on any of the asserted NCR patents. We do not believe that the outcome of this patent infringement claim, even if adverse to us, would have a material adverse effect on our results of operations and financial condition. Separately, on

September 9, 2004, we filed a complaint in the U.S. District Court for the Northern District of California against NCR requesting, among other things, that a declaratory judgment be entered finding that we do not infringe an NCR patent (6,473,765) that was asserted against one of our licensees, Garmin Ltd. We have certain indemnification obligations to Garmin for claims related to intellectual property infringement. In response, NCR amended its suit against Garmin to withdraw its allegation of infringement of the ‘765 patent and stated that we have no liability to NCR for infringement of the ‘765 patent. NCR then moved to dismiss the California case on the basis that, because we could not be sued for infringement, the Court lacked jurisdiction to adjudicate our declaratory judgment action. The motion was granted and the California case was dismissed on November 22, 2004. We are in the process of appealing this decision.

We are also involved in various litigation and claims arising in the normal course of business. In management’s opinion, these matters are not expected to have a material impact on our consolidated results of operations or financial condition.

We believe that our current cash, cash equivalents and short-term investment balances, including cash generated from operations, if any, will be sufficient to meet our working capital and other cash requirements for at least the next 12 months. Beyond the next 12 months, we expect our cash flow from operations and the remaining proceeds from the convertible senior notes we issued in fiscal 2004 to remain sufficient to fund any ongoing investments in capital equipment and interest payments on our notes. There are no arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital.

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

We have not been profitable since fiscal 1998. Although we have reported revenue growth year over year for the three months ended October 31, 2004, we cannot be certain that this growth will continue at the same rate, or that our revenues will not decline in the future. We have experienced losses of $3,506,000 and $2,261,000 for the three months ended October 31, 2004 and 2003, respectively. At October 31, 2004, we had an accumulated deficit of $134.6 million. To become profitable and sustain profitability, we will need to generate additional revenues to offset our expenses. We may not achieve or sustain revenue growth and our losses may continue or increase in the future. The synchronization market is new and evolving, and as a result we cannot accurately predict either the future growth rate, if any, or the ultimate size of the market for our products and services. Because our operating expenses are relatively fixed in the short term, any shortfalls in revenues would materially affect our results of operations.

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

Our quarterly revenues and operating results are difficult to predict and have and may in the future fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control. These factors include, but are not limited to:

•	the recent decline in the market for traditional personal digital assistants;

•	our ability to realize our goals with respect to recent and potential future acquisitions;

•	our need and ability to generate and manage growth;

•	market acceptance of products in which our software is integrated by original equipment manufacturers, or OEMs;

•	growth in the market for enterprise synchronization applications and our ability to successfully address this market;

•	rapid evolution of technology;

•	our evolving business model;

•	litigation-related expenses;

•	our reliance on international sales and growth;

•	our ability to penetrate the international market;

•	fluctuations in gross margins;

•	the seasonal nature of the market for some of our products;

•	changes in the market for mobility and identity search/screening software;

•	introduction of new products and services by us or our competitors;

•	changes in our mix of sources of revenues;

•	entrenched and substantial competition; and

•	continued difficult political and economic conditions.

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

If we fail to develop and sell products designed for OEMs, enterprises and mobile carriers, our revenues and operating results will be adversely affected.

We have recently made substantial investments to develop and offer an expanded range of enterprise synchronization applications, including our acquisition of Synchrologic and Identity Systems. Our operating plans assume revenue growth from the enterprise market. Enterprise sales present a variety of challenges that are different from those inherent in our historical licensing and consumer business model, and we have limited experience addressing these challenges. For example, enterprise sales typically involve large up-front license fees, which can result in lengthy sales cycles and uncertainties as to the timing of sales driven by customers’ budgetary processes. As a result, we generally have less visibility into future enterprise sales than is typically the case in our royalty-based technology licensing business. In addition, while enterprise sales generally result in ongoing maintenance revenues and may lead to follow-on purchases or upgrades, we are typically dependent on sales to new customers for a significant portion of our enterprise revenues in a given quarter. If our product and service offerings fail to achieve market acceptance, or if enterprise sales fail to meet our expectations in a particular quarter, our revenues and operating results may be materially and adversely affected.

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

The use of wireless and other mobile computing devices for retrieving, sharing and transferring information among businesses, consumers, suppliers and partners has begun to develop only in recent years. Our success will depend in large part on continued growth in the use of wireless and other mobile computing devices including handheld computers, smart phones, pagers and other mobile devices. In addition, our markets face critical unresolved issues concerning the commercial use of wireless and other mobile computing devices, including security, reliability, cost, ease of access and use, quality of service, regulatory initiatives and necessary increases in bandwidth availability. Demand for, and market acceptance of, wireless and other mobile computing devices which require our products and services are subject to a high level of uncertainty and are dependent on a number of factors, including:

•	growth in sales of handheld devices, smart phones and other mobile computing devices supported by our software and growth in wireless network capabilities to match end-user demand and requirements;

•	emergence of a viable and sustainable market for wireless and mobile computing services;

•	our product and service differentiation and quality;

•	the development of technologies that facilitate interactive communication between organizations;

•	our distribution and pricing strategies as compared with those of our competitors;

•	the growth in access to, and market acceptance of, new interactive technologies;

•	increases in bandwidth for data transmission;

•	the effectiveness of our marketing strategy and efforts;

•	our industry reputation; and

•	general industry and economic conditions such as slowdowns in the computer or software markets or the economy in general.

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

We are placing increasing emphasis on our carrier hosting services, of which potential rapid growth may be difficult to manage effectively, and, as a result, our results of operations could be adversely affected.

We are increasingly focusing our sales and marketing and engineering efforts on carrier hosting services, of which we expect a high rate of growth. This focus may cause increased business risks associated specifically with our ability to manage the level of complexity involved in executing successfully our strategies to provide superior services for mobile carriers. The rapid growth of our carrier hosting business may place a significant strain on our management, operations and resources. Our future performance and profitability will depend on our ability to:

•	increase our capital investments and further build our infrastructure to meet the demands of our carrier customers;

•	maintain technical capabilities to compete effectively in the hosting business; and

•	effectively oversee and manage our outsourced hosting center.

There can be no assurance that our systems, procedures and controls will be adequate to support expansion of our rapid growth. If we are unable to manage our growth successfully, our business and results of operations could be harmed.

We expect that we may become increasingly dependent on mobile carriers for the success of our wireless handheld and smartphone products.

The success of our wireless business strategy is increasingly becoming dependent on our ability to establish new relationships and build on our existing relationships with domestic and international mobile carriers. We cannot assure you that we will be successful in establishing new relationships or advancing existing relationships with mobile carriers or that these mobile carriers will act in a manner that will promote the success of our wireless products. Factors that are largely within the control of mobile carriers but which are important to our success, include:

•	the degree to which mobile carriers facilitate the introduction of and actively promote, distribute and resell our products;

•	testing of our products on mobile carriers’ networks;

•	quality and coverage area of wireless services offered by the mobile carriers;

•	the extent to which mobile carriers require specific hardware and software features on our products to be used on their networks;

•	contractual terms and conditions imposed on us by mobile carriers that, in some circumstances, could limit our ability to make similar products available through competitive carriers in some market segments; and

•	mobile carriers’ pricing requirements and subsidy programs.

Mobile carriers have significant bargaining power as we negotiate agreements with them. They could require contract terms that are difficult for us to meet and could result in higher costs to complete certification requirements and negatively impact our results of operations and financial condition. Mobile carriers also place significant conditions on our ability to develop and launch products for use on their wireless networks. If we fail to address the needs of mobile carriers, identify new product and service opportunities or modify or improve our products in response to changes in technology, industry standards or mobile carrier requirements, our products could rapidly become less competitive or obsolete. If we fail to timely develop products that meet carrier product planning cycles or fail to deliver sufficient quantities of products in a timely manner to mobile carriers, those carriers may choose to offer similar products from our competitors and thereby reduce their focus on our products which would have a negative impact on our business, results of operations and financial condition.

In addition, the potential rapid growth of our business, as we become more dependent on mobile carriers, may place a strain on our management, operations, employees, or resources. We may not be able to maintain a rapid growth rate, effectively manage our expanding operations, or achieve planned growth on a timely or profitable basis. If we are unable to manage our growth effectively, we may experience operating inefficiencies, and our net income may be materially adversely affected.

Most sales with mobile carriers and enterprise have a long sales cycle process, which increases the cost of completing sales and renders completion of sales less predictable.

The sales cycle process with mobile carriers could be long, making it difficult to predict the quarter in which we may recognize revenue from a sale, if at all. The general length of the sales cycle increases our costs and may cause license revenue and other operating results to vary significantly from period to period. Our products or technology often are part of significant strategic decisions by our customers regarding their information systems. Accordingly, the decision to license our products typically requires significant pre-purchase evaluation. We spend substantial time providing information to prospective customers regarding the use and benefits of our products. During this evaluation period, we may expend significant funds in sales and marketing efforts. If anticipated sales from a specific customer for a particular quarter are not realized in that quarter, our operating results may be adversely affected.

Revenues from hosting services may carry lower gross margins and an overall increase in such revenues as a percentage of total revenues could have an adverse impact on our business.

Our commitment to providing quality services to our enterprise and mobile carrier customers may result in our hosting services revenue to have a lower gross margin than other services and license revenues. Due to the lower margin, an increase in the hosting services revenue as a percentage of total revenues could have a detrimental impact on our overall gross margins and could adversely affect operating results. In addition, a change in the mix between services that are provided by our employees and services provided by third-party vendors may negatively affect our gross margins.

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

Our market contains few substantial barriers to entry. We believe we will face additional competition from existing competitors and new market entrants in the future. We are subject to current and potential competition with respect to our Intellisync Handheld Edition, Intellisync Handheld Edition for Enterprise, Intellisync Mobile Suite, Intellisync Phone Edition, Intellisync goAnywhere and Identity Search Servers.

•	Intellisync Mobile Suite enterprise server software —CommonTime, Extended Systems, Good Technology, Inc., JP Mobile, Inc., Research In Motion Limited, Sybase Inc.’s iAnywhere, Wireless Knowledge, Inc., and others.

•	Intellisync Mobile Suite and Intellisync goAnywhere software for mobile carriers — Good Technology, Inc., Research In Motion Limited, Seven Networks, Inc., Smartner Information Systems Ltd, Visto Corporation, and others.

•	Intellisync consumer and enterprise desktop sync products — Chapura, Inc.’s Pocket Mirror, CommonTime’s Cadenza mNotes, Extended Systems, Inc., IBM Corporation, Microsoft Corporation ActiveSync, Palm Desktop from PalmSource, Inc., Sybase Inc.’s iAnywhere, and others.

•	Intellisync Phone Edition software — FutureDial, Inc.’s SnapSync, Susteen, Inc.’s DataPilot and others.

•	Identity Search Server — Ascential, Dataflux, Firstlogic, Group1, Intelligent Search Technology, Language Analysis Systems, Trillium Software, and others.

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

The market for our products and services is characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions. The traditional personal digital assistant market, appears to be declining and may continue to do so, just as sales in competing markets, such as smartphones and other multi-function mobile phones may be increasing. Our future success will depend to a substantial degree on our ability to offer products and services that adapt to these changing markets, incorporate leading technology, address the increasingly sophisticated and varied needs of our current and prospective customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. Our rapidly evolving market makes it more likely that:

•	our technology or products may become obsolete upon the introduction of alternative technologies;

•	we may not have sufficient resources to develop or acquire new technologies or to introduce new products or services capable of competing with future technologies or service offerings of other companies; and

•	we may not have sufficient resources to develop or acquire new technologies or to introduce new products or services capable of competing with future technologies or service offerings of other companies.

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

The Sarbanes-Oxley Act of 2002 has introduced many new requirements applicable to us regarding corporate governance and financial reporting. Among many other requirements is the requirement under Section 404 of the Act for management to report on our internal controls over financial reporting and for our independent registered public accountant to attest to this report. We are required to comply with Section 404 effective the current fiscal year. Our management has begun the necessary processes and procedures for issuing its report on our internal controls

Our recent acquisitions of companies, some of which have operations outside the United States, provided us with challenges in implementing the required processes and procedures in our acquired operations. Acquired companies may not have disclosure controls and procedures or internal controls over financial reporting that are as thorough or effective as those required by securities law in the United States. We, therefore, intend to devote substantial time and have incurred and will continue to incur substantial costs during fiscal 2005 to ensure ongoing compliance. We cannot, however, be certain that we will be successful in complying with Section 404.

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

Third parties may assert infringement or other intellectual property claims against us. From time to time, we receive notices from third parties alleging that our products or services infringe proprietary rights held by them. For example, as we announced in August 2004, NCR Corporation has filed a complaint alleging patent infringement in the U.S. District Court for the Southern District of Ohio Western Division (Dayton). In the complaint, NCR alleges that certain of our products infringe upon three of NCR’s patents. Our customers may receive notices of product infringement from third parties and ask for indemnification in the future. We cannot predict whether third parties will assert claims of infringement against us, or whether any past, present or future claims will prevent us from offering products or operating our business as planned.

Separately, on September 9, 2004, we filed a complaint in the U.S. District Court for the Northern District of California against NCR requesting, among other things, that a declaratory judgment be entered finding that we do not infringe an NCR patent (6,473,765) asserted against one of our licensees, Garmin Ltd., and finding that patent to be invalid. In response, NCR amended its suit against Garmin to withdraw its allegation of infringement of the ‘765 patent and stated that the Company has no liability to NCR for infringement of the ‘765 patent. NCR then moved to dismiss the California case on the basis that, because the Company could not be sued for infringement, the Court lacked jurisdiction to adjudicate the Company’s declaratory judgment action. The motion was granted and the California case was dismissed on November 22, 2004. The Company is appealing this decision.

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

International revenue, primarily from customers based in Japan and Europe, accounted for 34% and 42% of our revenue for the three months ended October 31, 2004 and 2003, respectively. In the future, we may further expand our international presence. As we continue to expand internationally, we are increasingly subject to risks of doing business internationally, including:

•	longer payment cycles and problems in collecting accounts receivable;

•	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

•	unexpected changes in regulatory requirements and tariffs;

•	export controls relating to encryption technology and other export restrictions;

•	reduced protection for intellectual property rights in some countries;

•	fluctuations in currency exchange rates, against which we do not currently hedge;

•	difficulties in staffing and managing international operations;

•	potentially adverse tax consequences; and

•	an adverse effect on our provision for income taxes based on the amount and mix of income from international customers.

Our international sales growth will be limited if we, in the future, are unable to expand international sales channel management and support, customize products for local markets, and develop relationships with international service providers, distributors and device manufacturers. For example, in recent quarters we have invested substantially in expanding sales operations, and these investments may not generate offsetting increases in revenues. Even if we are able to expand international operations successfully, we cannot be certain that we will succeed in maintaining or expanding international market demand for our products.

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

As part of our strategy, we intend to continue to make investments in complementary companies, products or technologies. We recently acquired SoftVision SRL’s workforce (through a transfer in June 2004), Search Software America (in March 2004), Synchrologic, Inc. (in December 2003) and Spontaneous Technology, Inc. (in September 2003). We may not realize future benefits from any of these acquisitions, or from any acquisition we may make in the future. If we fail to integrate successfully our past and future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. If our customers are uncertain about our ability to operate on a combined basis, they could delay or cancel orders for our products. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.

Acquisitions involve a number of additional difficulties and risks to our business, including, but not limited to, the following:

•	Failure to integrate management information systems, personnel, research and development and marketing, sales and support operations;

•	potential loss of key employees from Intellisync or the acquired company;

•	disruption of our ongoing business;

•	potential loss of the acquired company’s customers;

•	Failure to develop further the acquired company’s technology successfully, resulting in the potential impairment of amounts capitalized as intangible assets;

•	unanticipated costs and liabilities;

•	amortization expenses related to intangible assets (other than goodwill); and

•	impairment charges under SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

As of October 31, 2004, our goodwill, developed and core technology and other intangibles amounted to $93,383,000, net of accumulated amortization. We ceased to amortize our existing goodwill upon our adoption of SFAS No. 142 in the beginning of fiscal 2003. We will amortize approximately $6,320,000 for the nine months ended July 31, 2005, and $7,809,000, $6,850,000, $3,419,000, $1,416,000 and $2,259,000 for fiscal 2005, 2006, 2007, 2008 and thereafter, respectively, of developed and core technology and other intangibles. We expect, however, that amortization expense may increase significantly as a result of any future acquisitions. To the extent we do not generate sufficient cash flows to recover the net amount of any investment in goodwill and other intangibles recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other intangible assets as a result of any future acquisitions we may complete. Future amortization of such other intangible assets or impairments, if any, of goodwill would adversely affect our results of operations in any given period.

Future sales of our common stock, including the shares underlying the convertible senior notes we recently issued, may depress our stock price.

If our current stockholders sell substantial amounts of common stock in the public market, the market price of our common stock could fall. In addition, these sales of common stock could adversely affect the trading price of our recently issued convertible senior notes and impede our ability to raise funds in the future at an advantageous price, or at all, through another sales of securities. We have recently issued shares of our common stock in connection with our acquisitions of Synchrologic and Spontaneous Technology.

As of October 31, 2004, we had approximately 66,197,675 shares of common stock outstanding. The total number of outstanding shares includes a total of approximately 1,435,890 shares of common stock issued in connection with our acquisitions that are subject to certain contractual restrictions. These restrictions expire, and the shares will become freely tradable, as follows:

•	up to 1,211,000 shares that may be released from escrow on December 31, 2004, issued in connection with our acquisition of Synchrologic; and

•	up to 224,417 shares that may be released from escrow on or before March 31, 2005, issued in connection with our acquisition of Spontaneous Technology.

Assuming that the maximum number of shares and options are issued and registered by us in connection with all of our recent acquisitions and assuming that all shares subject to vested options to purchase common stock under our stock plans are issued, additional shares of our common stock could become issued or issuable and freely tradeable in the public market through approximately October 31, 2005, as follows:

•	approximately 340,000 shares of our common stock that may be issued in February and August 2005 under our employee stock purchase plan; and

•	4,779,804 shares issuable upon exercise of outstanding options that will be vested by July 31, 2005.

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

Based on accounting standards involving stock compensation, we have incurred and will continue to incur non-cash accounting charges related to stock options, including those associated with our cancellation/regrant programs. Those standards require us to remeasure compensation costs for such options each reporting period based on changes in the market value of the underlying common stock. Depending upon movements in the market value of our common stock, the variable accounting treatment of those stock options may result in significant additional non-cash compensation costs in future periods.

In addition, the FASB recently issued a proposed statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting treatment for employee stock options and other share-based payment transactions. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses. If passed, the proposed statement and the change in accounting treatment could result in our reporting increased operating expenses, which would decrease any reported net income or increase any reported net loss, and could adversely affect the market price of our common stock.

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

We may have to spend substantial funds on sales and marketing in the future.

To increase awareness for our new and existing products, technology and services, we may have to spend significantly more on sales and marketing in the future. We also plan to continue to leverage our relationships with industry leaders and to expand and diversify our sales and marketing initiatives to increase our sales to mobile carriers and enterprises. If our marketing strategy is unsuccessful, we may not be able to recover these expenses or even generate any revenues. We will be required to develop a marketing and sales campaign that will effectively demonstrate the advantages of our products, technology and services. We may also elect to enter into agreements or relationships with third parties regarding the promotion or marketing of our products, technology and services. We cannot be certain that we will be able to establish adequate sales and marketing capabilities, that we will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms, or that any third parties with whom we enter into such arrangements will be successful in marketing and promoting the products, technology and services offered by us.

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

Interest Rate Risk

At October 31, 2004, we had an investment portfolio of mostly fixed income securities, including those classified as cash equivalents and securities available-for-sale, of $46,182,000. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of October 31, 2004, the decline of the fair value of the portfolio would be immaterial. We attempt to mitigate risk by holding our fixed income investments until maturity to avoid recognizing an adverse impact in income or cash flows in the event of an increase in market interest rates, but an increase in our liquidity needs may require us to sell fixed-rate securities prior to maturity.

The table below presents the carrying value (which approximates fair value) and related weighted average coupon interest rates for our investment portfolio at October 31, 2004 (in thousands, except interest rates).

	Carrying Amount	Average Coupon Interest Rate
Cash equivalents	$5,978	1.7%
Securities with maturity:
Due within one year or less	10,951	2.4%
Due after one year through two years	3,066	3.2%
Annuities, auction rate preferred stock, auction rate receipts and other, with no maturity	26,187	2.0%

Total portfolio	$46,182	2.2%

Debt and Interest Expense. We incurred $60,000,000 of principal indebtedness from the issuance of convertible senior notes in March 2004. The fair market value of these 3% convertible senior notes is sensitive to changes in interest rates and to the prices of our common stock into which it can be converted as well as our financial stability. In order to manage interest costs and risk, we entered into an interest rate swap agreement during fiscal 2004 with a financial institution on a total notional amount of $50,000,000 and $10,000,000, whereby we receive fixed-rate interest of 3% in exchange for variable interest payments. The interest rate swaps expire upon the maturity of our $60,000,000, 3% convertible senior notes in March 2009, and effectively converts those fixed-rate notes into variable-rate borrowings. The interest rate is reset semi-annually and is equal to the 6-month LIBOR rate less a rate spread. The total variable interest rate was approximately 1.7% at October 31, 2004, resulting in interest expense savings relative to fixed rates of approximately $228,000 for the first quarter of fiscal 2005. Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, this arrangement has been designated and qualifies as an effective fair value hedge of interest rate risk related to the $60,000,000 convertible senior notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying value of the hedged debt, and therefore does not impact our net earnings. As of October 31, 2004, the fair value of the interest rate swaps was approximately $604,000 with an equal adjustment recorded to the carrying value of the $60,000,000 convertible senior notes. Assuming a one percentage point increase in the prevailing LIBOR rate, holding other terms of the swap constant, the fair value of the interest rate swap and the underlying senior notes would change by approximately $2,422,000.

Foreign Currency Risk

To date, the effect of foreign exchange rate fluctuations on our financial statements has been immaterial. However, with our acquisitions of Synchrologic and Identity Systems in fiscal 2004, more of our product and services revenue has been derived from international markets and denominated in the currency of the applicable market. As we increasingly pursue business opportunities in foreign countries, our foreign revenues and operating results may become subject to significant currency fluctuations based upon changes in exchange rates of certain currencies in relation to the United States dollar.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during our first quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INTELLISYNC CORPORATION

PART II - OTHER INFORMATION

Item 1. Legal proceedings

In August 2004, a patent-infringement claim was filed against us by NCR Corporation in the U.S. District Court for the Southern District of Ohio. In the complaint, NCR alleged certain of our products infringe three of its patents which cover technology for synchronizing databases between personal digital assistants and host computers. Based on a lengthy review, we believe that NCR’s claims against it are without merit and we do not infringe on any of the asserted NCR patents. We do not believe that the outcome of this patent infringement claim, even if adverse to us, would have a material adverse effect on our results of operations and financial condition. Separately, on September 9, 2004, we filed a complaint in the U.S. District Court for the Northern District of California against NCR requesting, among other things, that a declaratory judgment be entered finding that we do not infringe an NCR patent (6,473,765) that was asserted against one of our licensees, Garmin Ltd. We have certain indemnification obligations to Garmin for claims related to intellectual property infringement. In response, NCR amended its suit against Garmin to withdraw its allegation of infringement of the ‘765 patent and stated that we have no liability to NCR for infringement of the ‘765 patent. NCR then moved to dismiss the California case on the basis that, because we could not be sued for infringement, the Court lacked jurisdiction to adjudicate our declaratory judgment action. The motion was granted and the California case was dismissed on November 22, 2004. We are appealing this decision.

Refer to the discussion set forth in Item 2 above under the caption “Factors That May Affect Future Operating Results — We may be unable to adequately protect our proprietary rights; “— We may be subject to intellectual property infringement claims, which are costly to defend and could limit our ability to use certain technologies in the future” and “— We have been, are, and may be in the future be involved in litigation that could result in significant costs to us.”

Item 2. Changes in securities and use of proceeds – Not Applicable.

Item 3. Defaults upon senior securities – Not Applicable.

Item 4. Submission of matters to a vote of security holders – Not Applicable.

Item 5. Other information – Not Applicable.

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

We filed or furnished the following reports on Form 8-K during our first fiscal quarter ended October 31, 2004:

Report on Form 8-K dated August 13, 2004 reporting that we had learnt that a complaint alleging patent infringement had been filed in the US District Court for the Southern District of Ohio Western Division (Dayton) by NCR Corporation.

Report on Form 8-K dated August 26, 2004 reporting our financial results for the fiscal quarter ended July 31, 2004. **

**	This furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTELLISYNC CORPORATION
Date: December 9, 2004	(Registrant)

	By:	/s/ J. KEITH KITCHEN
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