Form 10-Q
period 2005-01-31
INTELLISYNC CORP
filed 2005-03-11
CIK 1020716

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 7, 2005: 66,551,656

INTELLISYNC CORPORATION

10-Q REPORT

INTELLISYNC CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	January 31, 2005	July 31, 2004
Assets
Current assets:
Cash and cash equivalents	$24,488	$12,991
Short-term investments	27,988	40,657
Accounts receivable, net of allowance for doubtful accounts of $530 and $470	12,518	10,380
Inventories	32	69
Other current assets	3,255	2,485

Total current assets	68,281	66,582
Property and equipment, net	2,261	1,540
Goodwill	65,366	65,288
Other intangible assets, net	26,066	29,828
Restricted cash	3,381	4,032
Other assets	2,895	3,084

Total assets	$168,250	$170,354

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,327	$1,562
Accrued liabilities	6,941	7,482
Current portion of obligations under capital lease	152	51
Deferred revenue	6,196	5,794

Total current liabilities	15,616	14,889
Obligations under capital lease	284	144
Convertible senior notes	58,671	58,443
Other liabilities	1,975	2,487

Total liabilities	76,546	75,963

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; none issued and outstanding at January 31, 2005 and July 31, 2004	—	—
Common stock, $0.001 par value; 160,000 shares authorized; 66,368 and 65,592 shares issued and outstanding at January 31, 2005 and July 31, 2004	66	66
Additional paid-in capital	226,593	225,832
Accumulated deficit	(135,595)	(131,116)
Accumulated other comprehensive income (loss)	640	(391)

Total stockholders’ equity	91,704	94,391

Total liabilities and stockholders’ equity	$168,250	$170,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTELLISYNC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
Revenue
License	$11,201	$7,555	$19,019	$12,824
Services	5,055	2,448	9,539	5,195

Total revenue	16,256	10,003	28,558	18,019

Cost and operating expenses:
Cost of revenue (includes non-cash stock compensation of $(4), $(18), $(21) and $103)	2,520	1,797	4,860	3,431
Amortization of developed and core technology	1,173	400	2,328	553
Research and development (includes non-cash stock compensation of $(1), $21, $(4) and $67)	3,679	2,410	7,008	4,603
Sales and marketing (includes non-cash stock compensation of $(5), $(75), $(39) and $216)	6,256	3,570	11,846	6,850
General and administrative (includes non-cash stock compensation of $(3), $80, $(15) and $878)	2,113	1,927	4,163	4,312
Amortization of other intangibles	1,056	218	2,102	324
In-process research and development	—	2,423	—	2,892
Other charges	—	600	—	676

Total cost and operating expenses	16,797	13,345	32,307	23,641

Operating loss	(541)	(3,342)	(3,749)	(5,622)
Other income (expense):
Interest income	273	110	509	241
Interest expense	(278)	—	(518)	—
Other, net	(287)	16	(466)	11

Total other income (expense)	(292)	126	(475)	252

Loss before income taxes	(833)	(3,216)	(4,224)	(5,370)
Provision for income taxes	(140)	(36)	(255)	(143)

Net loss	$(973)	$(3,252)	$(4,479)	$(5,513)

Basic and diluted net loss per common share	$(0.01)	$(0.06)	$(0.07)	$(0.11)

Shares used in computing basic and diluted net loss per common share	65,076	54,475	64,709	51,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTELLISYNC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended January 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,479)	$(5,513)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development	—	2,892
Allowance for doubtful accounts	60	175
Depreciation	587	514
Amortization	4,430	877
Amortization of debt issuance costs	320	—
Non-cash stock compensation	(78)	1,264
Changes in operating assets and liabilities:
Accounts receivable	(2,198)	(2,706)
Inventories	37	(95)
Other current assets	(539)	(114)
Other assets	(44)	(171)
Accounts payable	765	(1,720)
Accrued liabilities	(825)	(2,910)
Deferred revenue	402	57

Net cash used in operating activities	(1,562)	(7,450)

Cash flows from investing activities:
Purchase of property and equipment	(1,020)	(196)
Purchase of short term investments	(2,581)	(4,785)
Proceeds from the sales of short-term investments	10,275	3,100
Proceeds from the maturities of short-term investments	4,950	4,900
Decrease in restricted cash	537	56
Cash acquired from business acquisition	—	2,296

Net cash provided by investing activities	12,161	5,371

Cash flows from financing activities:
Debt issuance cost	(136)	—
Principal payments on borrowings	—	(1,764)
Principal payments on capital lease	(55)	—
Note repayments from stockholders	—	310
Proceeds upon exercise of stock options	534	1,508
Proceeds from ESPP shares issued	300	147

Net cash provided by financing activities	643	201

Effect of exchange rate changes on cash and cash equivalents	255	52

Net increase (decrease) in cash and cash equivalents	11,497	(1,826)
Cash and cash equivalents at beginning of period	12,991	7,842

Cash and cash equivalents at end of period	$24,488	$6,016

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTELLISYNC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 The Company and a Summary of its Significant Accounting Policies

The Company

Intellisync Corporation, Intellisync or the “Company,” develops, markets and supports desktop, enterprise and mobile carrier-class push-email, synchronization and systems management software that enables consumers, business professionals and information technology professionals to extend the capabilities of enterprise groupware and vertical applications, handheld organizers/computers, Web-enabled mobile phones, pagers and other wireless or wireline personal communications platforms. The Company’s Identity Systems (formerly Search Software America) subsidiaries develop, market and support global solutions that enhance an organization’s ability to search, find, match (synchronize), screen and group identity data within their computer systems and network databases.

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows since inception. The Company incurred a net loss of approximately $4,479,000 and negative cash flows from operations of approximately $1,562,000 for the six months ended January 31, 2005. The Company’s cash balances may decline further, although the Company believes that its existing cash resources, combined with revenues from continuing operations, will be adequate to fund its operations, including potential acquisitions, for at least the next 12 months. Failure to generate sufficient revenues or control spending could adversely affect the Company’s ability to achieve its business objectives.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of Intellisync as of January 31, 2005 and for the three and six months ended January 31, 2005 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004. The condensed consolidated balance sheet as of July 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim period ended January 31, 2005 are not necessarily indicative of results to be expected for the full year.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates and Assumptions

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to provision for doubtful accounts, channel inventory and product returns, valuation of intangibles, investments and other long-lived assets, restructuring accruals, license and services revenue recognition, taxes and contingencies. The Company bases its estimates on various factors and information which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third party professionals that are believed to be reasonable under the circumstances, the results of which form the basis for taking judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

If compensation cost for the Company’s stock plans had been determined consistent with SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company’s net loss and loss per common share would have been adjusted to the pro-forma amounts indicated below (in thousands, except per common share data):

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
Net loss as reported	$(973)	$(3,252)	$(4,479)	$(5,513)
Add: Stock-based employee compensation expense (recovery) included in reported net loss	(13)	8	(79)	1,264
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	1,381	1,167	2,573	1,726

Pro forma net loss	$(2,367)	$(4,411)	$(7,131)	$(5,975)

Basic and diluted net loss per common share as reported	$(0.01)	$(0.06)	$(0.07)	$(0.11)

Basic and diluted pro forma net loss per common share	$(0.04)	$(0.08)	$(0.11)	$(0.12)

Because the Black-Scholes option valuation model was developed for traded options and requires the input of subjective assumptions and the number of future shares to be issued or cancelled is not known, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Derivative Instruments

The Company applies SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company designates its derivatives based upon criteria established by SFAS No. 133. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. Refer to Note 7 for details on the Company’s only derivative instrument.

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

Contingently Convertible Debt on Diluted Earnings per Share

In October 2004, the EITF reached a consensus on EITF No. 04-8 “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” that the dilutive effect of contingent convertible debt instruments (“CoCo’s”) must be included in diluted earnings per share regardless of whether the triggering contingency has been satisfied, if dilutive. Adoption of EITF No. 04-08 would be on a retroactive basis and would require restatement of prior period diluted earnings per share, subject to certain transition provisions. It is effective for all periods ending after December 15, 2004. The adoption of EITF 04-08 is not expected to have a material impact on the Company’s financial position or results of operations.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4,” that requires that items such as idle facility expense, excessive spoilage, double freight and handling costs be recognized as current period charges. In addition, it requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective in fiscal years beginning after June 2005. The Company expects SFAS No. 151 to have no material effect on its consolidated financial statements.

Discontinued Operations

In November 2004, the EITF reached a consensus on No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.” EITF No. 03-13 relates to components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. EITF No. 03-13 allows significant events or circumstances that occur after the balance sheet date but before the issuance of financial statements to be taken into consideration in the evaluation of whether a component should be presented as discontinued or continuing operations, and modifies assessment period guidance to allow for an assessment period greater than one year. The implementation of EITF No. 03-13 is not expected to have a material impact on the Company’s consolidated financial statements.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 states that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No. 153 shall be applied prospectively. The Company does not believe the adoption of SFAS No. 153 will have a significant impact on its consolidated results of operations or financial position.

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95.” The principal effect of SFAS No. 123R will be to require the inclusion in the Company’s earnings of a compensation expense for stock option grants and employee stock plan purchases that previously was only reported as a disclosure in a note to the Company’s consolidated financial statements. The Company is required to adopt the provisions of SFAS No. 123R as of August 1, 2005 but may elect to early adopt the provision effective the first day of any quarter prior to that date. The Company is presently studying SFAS No. 123R and has not yet determined which method it will select for its adoption of SFAS No. 123R, which the Company expects to have a potential material impact on its annual earnings.

Tax Deduction Provided For In the American Jobs Creation Act of 2004

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of SFAS No. 109 to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. This staff position provides guidance for the accounting of a deduction provided to U. S. manufacturing companies and is effective immediately. The Company believes the adoption of this position will not currently have a material effect on its financial position or results of operations due to the Company’s net operating losses. However, there is no assurance that there will not be a material impact in the future.

Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004

In December 2004, the FASB issued FASB Staff Position No FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. This position provides accounting and disclosure guidance for the repatriation provision. We do not believe the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 nor will the FASB Staff Position have a material impact on our financial condition or results of operations.

Note 3 Balance Sheets Components

Inventories consist of the following (in thousands):

	January 31, 2005	July 31, 2004
Raw materials	$27	$54
Finished goods and work-in-process	5	15

Inventories	$32	$69

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

SoftVision SRL

On June 14, 2004, the Company completed the transfer of 91 employees from SoftVision SRL, an offshore software development company with headquarters in Cluj-Napoca, Romania, pursuant to an Employee Transfer Agreement dated as of February 5, 2004. Under the terms of the agreement, the Company paid cash of approximately $693,000 and assumed certain employee-related liabilities of approximately $31,000. The SoftVision workforce acquisition was accounted for as an asset purchase. The condensed consolidated financial statements include the effect of additional employees the Company acquired from SoftVision since the date of acquisition.

The full amount of the preliminary purchase price of $724,000 was assigned to the fair value of the acquired workforce. The amortizable acquired workforce is being amortized using the straight-line method over its estimated useful life of two years. Refer to Note 5.

Identity Systems (formerly Search Software America)

On March 16, 2004, the Company completed its acquisition of all of the issued and outstanding stock of SPL Worldgroup Software, Inc., SPL Worldgroup Ltd. and Search Software America Pty. Ltd., or collectively SSA, privately held divisions of SPL WorldGroup and headquartered in Sydney, Australia, pursuant to a Stock Purchase Agreement dated as of February 24, 2004. SSA, now called Identity Systems, with operations in the United States, United Kingdom, and Australia, is a developer of solutions that enhance the ability to find, match and group (synchronize) identity data within computer systems and network databases. Under the terms of the stock purchase agreement, the Company paid cash of $22,129,000.

The condensed consolidated financial statements include the results of operations of Identity Systems since the date of acquisition. Under the purchase method of accounting, the total purchase price was allocated to Identity System’s net tangible and intangible assets based upon their estimated fair value as of the acquisition date. The purchase price of $22,179,000 (including estimated acquisition costs of $50,000) was assigned to the fair value of the assets acquired, including the following (in thousands):

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

Tangible assets acquired, which includes $2,146,000 of cash, and liabilities assumed were valued at their respective carrying amounts as the Company believes that these amounts approximated their current fair values at the acquisition date. The valuation of identifiable intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. This allocation was generally based on the fair value of these assets determined using the income approach.

A estimate of $8,019,000 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but will be tested for impairment (a tax deductible charge) at least annually.

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

The condensed consolidated financial statements include the results of operations of Synchrologic since the date of acquisition. Under the purchase method of accounting, the total purchase price was allocated to Synchrologic’s net tangible and intangible assets based upon the fair value as of the acquisition date. The purchase price of $67,037,000 (comprising the value of the shares and options described above and the estimated acquisition costs of $900,000 and net of a $111,000 adjustment for writing-off a certain liability due to Synchrologic) was assigned to the fair value of the assets acquired, including the following (in thousands):

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

Approximately $50,760,000, as adjusted, was allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill associated with Synchrologic acquisition will not be amortized but will be tested for impairment (a tax deductible charge)at least annually.

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

The amount of the purchase price allocated to in-process research and technology was based on established valuation techniques used in the high-technology software industry. The fair value assigned to the acquired in-process research and development was determined using the income approach, which discounts expected future cash flows to present value. The key assumptions used in the valuation include, among others, expected completion date of the in-process projects identified as of the acquisition date, estimated costs to complete the projects, revenue contributions and expense projections assuming the resulting product has entered the market, and discount rate based on the risks associated with the development life cycle of the in-process technology acquired. The discount rate used in the present value calculations are normally obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates. The Company assumed the pricing model for the resulting product of the acquired in process research and technology to be standard within its industry. The Company, however, did not take into consideration any consequential amount of expense reductions from integrating the acquired in-process technology with other existing in-process or completed technology. Therefore, the valuation assumptions do not include significant anticipated cost savings.

The key assumptions underlying the valuation of acquired in-process research and development from Synchrologic were as follows (in thousands):

Project names: Version upgrade of Data Sync, File Sync, E-mail Accelerator and Systems Management products

Percent completed as of acquisition date: 60%-70%

Estimated costs to complete technology at acquisition date: $3,000,000

Risk-adjusted discount rate: 22%

First period expected revenue: calendar year 2004

The development of the above technology was highly dependent on the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for a new product, and significant competitive threats from several companies. The nature of the efforts to develop this technology into a commercially viable product consisted primarily of planning, designing, experimenting, and testing activities necessary to determine that the technology could meet market expectations, including functionality and technical requirements. Failure to bring the product to market in a timely manner could have resulted in a loss of market share or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on the Company’s business and operating results.

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

The amount of the purchase price allocated to in-process research and technology was based on established valuation techniques used in the high-technology software industry. The fair value assigned to the acquired in-process research and development was determined using the income approach, which discounts expected future cash flows to present value. The key assumptions used in the valuation include, among others, expected completion date of the in-process projects identified as of the acquisition date, estimated costs to complete the projects, revenue contributions and expense projections assuming the resulting product has entered the market, and discount rate based on the risks associated with the development life cycle of the in-process technology acquired. The discount rate used in the present value calculations are normally obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates. The Company assumed the pricing model for the resulting product of the acquired in process research and technology to be standard within its industry. The Company, however, did not take into consideration any consequential amount of expense reductions from integrating the acquired in-process technology with other existing in-process or completed technology. Therefore, the valuation assumptions do not include significant anticipated cost savings.

The key assumptions underlying the valuation of acquired in-process research and development from Spontaneous Technology were as follows (in thousands):

Project names: Version upgrade of Spontaneous Technology’s secure Virtual Private Network (sVPN)

Percent completed as of acquisition date: 60%

Estimated costs to complete technology at acquisition date: $125,000

Risk-adjusted discount rate: 22%

First period expected revenue: calendar year 2004

The development of the above technology was highly dependent on the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for a new product, and significant competitive threats from several companies. The nature of the efforts to develop this technology into a commercially viable product consisted primarily of planning, designing, experimenting, and testing activities necessary to determine that the technology could meet market expectations, including functionality and technical requirements. Failure to bring the product to market in a timely manner could have resulted in a loss of market share or a lost opportunity to capitalize on emerging markets, and could have had a material adverse impact on the Company’s business and operating results.

Subsequent to the acquisition of Spontaneous Technology, there have been no significant developments related to the current status of the acquired in-process research and development project that would result in material changes to the assumptions.

Unaudited Pro Forma Consolidated Combined Results

The following unaudited pro-forma consolidated financial information reflects the results of operations for the three and six months ended January 31, 2004, as if Identity Systems, Synchrologic and Spontaneous Technology acquisitions had occurred on August 1, 2003 and after giving effect to purchase accounting adjustments. The effect of SoftVision’s transfer of workforce has been excluded from the pro forma financial information as amounts are considered immaterial to the Company. Since all of the acquisitions took place in fiscal 2004, the results of operations of the acquired companies are included in the Company’s condensed consolidated results of operations for the three and six months ended January 31, 2005.

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

	Three Months Ended January 31, 2004	Six Months Ended January 31, 2004
Pro forma revenue	$14,535	$28,298

Pro forma net loss	$(4,452)	$(6,221)

Pro forma basic and diluted net loss per common share	$(0.07)	$(0.10)

The effect of the in-process research and development charges has been excluded in the above unaudited pro forma consolidated financial information as they represent non-recurring charges directly related to the acquisitions.

See Note 12 for a brief description of the Company’s acquisition of Tourmaline Networks, Inc.

Note 5 Goodwill, Developed and Core Technology and Other Intangible Assets

The following table sets forth the changes in goodwill during the first two quarters of fiscal 2005 (in thousands):

Goodwill
Balance at July 31, 2004	$65,288
Foreign exchange effects on non-US dollar-denominated goodwill	78

Balance at January 31, 2005	$65,366

Other intangible assets, net, consist of the following (in thousands, except weighted average useful life):

	Weighted Average Useful Life	January 31, 2005			July 31, 2004
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed and core technology	4.6 years	$21,767	$(7,764)	$14,003	$21,237	$(5,370)	$15,867
Patents	4.0 years	1,680	(504)	1,176	1,680	(298)	1,382
Trademarks	2.1 years	250	(131)	119	250	(75)	175
Customer base	7.0 years	13,350	(3,024)	10,326	13,129	(1,472)	11,657
Covenant not-to-compete	2.0 years	105	(81)	24	105	(54)	51
Existing contracts	9 months	313	(303)	10	313	(296)	17
Acquired workforce	24 months	724	(316)	408	724	(45)	679

		$38,189	$(12,123)	$26,066	$37,438	$(7,610)	$29,828

The foreign exchange effects on non-US dollar-denominated intangibles and associated accumulated depreciation were $751,000 and $83,000, respectively, for the first two quarters of fiscal 2005.

The amortization of developed technology amounted to $1,173,000 and $2,328,000 for the three and six months ended January 31, 2005, respectively, and $400,000 and $553,000 for the corresponding periods in fiscal 2004. The amortization of other intangible assets amounted to $1,056,000 and $2,102,000 for the three and six months ended January 31, 2005, respectively, and $218,000 and $324,000 for the corresponding periods in fiscal 2004.

Based on acquisitions completed as of January 31, 2005, the estimated future amortization expense of other intangible assets is as follows (in thousands):

	Developed and Core Technology	Other Intangibles
Six months ending July 31, 2005	$2,251	$2,023
Fiscal year ending July 31,
2006	4,352	3,322
2007	4,134	2,754
2008	1,940	1,513
2009	679	765
2010	452	585
Thereafter	195	1,101

	$14,003	$12,063

Note 6 Restructuring Accrual

The Company implemented a number of cost-reduction plans aimed at reducing costs that were not integral to its overall strategy, better aligning its expense levels with current revenue levels and ensuring conservative spending during periods of economic uncertainty. These initiatives included a reduction in workforce and facilities consolidation.

The following table sets forth the activities in the restructuring accrual account during the first two quarters of fiscal 2005 (in thousands):

Consolidation of Excess Facilities
Balance at July 31, 2004	$1,080
Cash payments	(330)

Balance at October 31, 2004	$750
Cash payments	(218)

Balance at January 31, 2005	$532

The remaining unpaid amount as of January 31, 2005 of $532,000 related to the net lease expense due to the consolidation of excess facilities, will be paid over the respective lease terms through June 2006 using cash from operations.

The current and long-term portions of the restructuring accrual of $432,000 and $100,000 are classified as “Accrued Liabilities” and “Other Liabilities,” respectively, in the condensed consolidated balance sheet as of January 31, 2005.

The Company continually evaluates the balance of the restructuring reserve it records in prior periods based on the remaining estimated amounts to be paid. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

Note 7 Long-Term Debt

The following table sets forth the Company’s long-term obligations, excluding capital lease obligations (in thousands):

	January 31, 2005	July 31, 2004
3% convertible senior notes, interest due semi-annually, principal due in March 2009	$58,671	$58,443
Interest rate swap fair value hedge adjustment on $60 million of 3% convertible senior notes	1,329	1,557

	60,000	60,000
Less: current portion	—	—

Long-term portion	$60,000	$60,000

3% Convertible Senior Notes

During the third quarter of fiscal 2004, the Company completed the offering of $60,000,000 of convertible senior notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The notes are senior unsecured obligations of Intellisync and rank junior to any future secured debt, on a parity with all of the Company’s other existing and future senior unsecured debt and prior to any existing or future subordinated debt. As of January 31, 2005, the Company had no other senior or subordinated debt, except for ordinary course trade payables. The Company may not redeem any of the notes prior to their maturity. Holders, however, may require the Company to repurchase the notes upon some types of change in control transactions. The notes will mature on March 1, 2009 unless earlier converted or redeemed. Neither the Company nor any of its subsidiaries are subject to any financial covenants under the indenture. In addition, neither the Company nor any of its subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing its securities.

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

Interest Rate Swap

During fiscal 2004, the Company entered into two interest rate swap agreements with a financial institution on a total notional amount of $60,000,000, whereby the Company receives fixed-rate interest of 3% in exchange for variable interest payments. The interest rate swaps expire upon the maturity of the Company’s $60,000,000, 3% convertible senior notes in March 2009, and effectively convert fixed-rate notes into variable-rate borrowings. The interest rate is reset semi-annually and is equal to the 6-month LIBOR rate less a rate spread. The total variable interest rate was approximately 1.7% at January 31, 2005, resulting in interest expense savings relative to fixed rates of approximately $414,000 for the first two quarters of fiscal 2005. Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, this arrangement has been designated and qualifies as an effective fair value hedge of interest rate risk related to the $60,000,000 convertible senior notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying value of the hedged debt, and therefore does not impact the Company’s net earnings. As of January 31, 2005, the fair value of the interest rate swaps was approximately $1,329,000 and recorded in “Other Liabilities” with an equal adjustment recorded to the carrying value of the $60,000,000 convertible senior notes.

Refer to Note 8 for the description of the collateral required on the interest rate swap.

Note 8 Commitments and Contingencies

Leases

During the first quarter of fiscal 2005, the Company entered into a capital lease agreement for computer peripherals, which expires in September 2007. In addition, during fiscal 2004, the Company entered into a capital lease agreement for a phone system, which expires in February 2008. Assets and future obligations related to the capital leases are included in the accompanying condensed consolidated balance sheet as of January 31, 2005 in property and equipment and in the respective liability accounts, respectively. Current and long-term portions of the capital leases amounted to $152,000 and $284,000, respectively, at January 31, 2005. Depreciation of assets held under the capital leases is included in depreciation and amortization expense.

The Company leases its facilities under operating leases that expire at various dates through December 2008. The total amount of rental payments due over the lease term is being charged to rent on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “deferred rent” which is included in current liabilities in the accompanying balance sheets. Deferred rent was approximately $336,000 at January 31, 2005. Total rent expense was approximately $617,000 and $1,206,000 for the three and six months ended January 31, 2005, respectively, and approximately $326,000 and $653,000 for the corresponding periods in fiscal 2004.

Future minimum lease payments for all non-cancelable capital and operating lease agreements at January 31, 2005, were as follows (in thousands):

		Six months ending July 31, 2005	Fiscal year ending July 31,
	Total		2006	2007	2008	2009
Capital lease obligation(1)	$482	$88	$177	$177	$40	$—

Operating leases:
Operating leases	6,118	1,826	2,777	766	544	205
Proceeds from subleases	(272)	(226)	(46)	—	—	—

Net operating leases	5,846	1,600	2,731	766	544	205

Future minimum lease payments	$6,328	$1,688	$2,908	$943	$584	$205

(1)	Includes interest payments due.

Guarantees

The Company has three letters of credit that collateralize certain operating lease obligations and total approximately $369,000 and $397,000 at January 31, 2005 and July 31, 2004, respectively. The Company collateralizes these letters of credit with cash deposits made with three of its financial institutions and has classified the short-term and the long-term portions of approximately $187,000 and $182,000 at January 31, 2005, and $101,000 and $296,000 at July 31, 2004 as “Other Current Assets” and “Restricted Cash,” respectively, in the condensed consolidated balance sheets. The long-term portion expires through June 2006. The holders of the letters of credit are able to draw on each respective letter of credit in the event that the Company is found to be in default of its obligations under each of its operating leases.

Under the terms of the interest rate swap agreement into which the Company entered during fiscal 2004, the Company must provide collateral to match any unfavorable mark-to-market exposure (fair value) on the swap. The amount of collateral required totals a minimum of $1,800,000 plus an amount equal to the unfavorable mark-to-market exposure on the swap. Generally, the required collateral will rise as interest rates rise. As of January 31, 2005, and July 31, 2004, the Company has posted approximately $3,199,000 and $3,736,000, respectively, of collateral under this swap agreement which is included in “Restricted Cash” in its condensed consolidated balance sheet.

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

Basic and diluted net loss per common share were calculated as follows (in thousands, except per common share amounts):

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
Numerator:
Net loss	$(973)	$(3,252)	$(4,479)	$(5,513)

Denominator:
Weighted average shares outstanding used to compute basic and diluted net loss per common share	65,076	54,475	64,709	51,480

Basic and diluted net loss per common share	$(0.01)	$(0.06)	$(0.07)	$(0.11)

All common shares that were held in escrow or that were subject to repurchase by the Company, totaling approximately 225,000 and 1,433,000 as of January 31, 2005 and 2004, respectively, were excluded from basic and diluted net loss per common share calculations.

Potential common shares attributable to stock options, convertible senior notes, shares held in escrow and shares subject to repurchase by the Company of 25,582,010 and 10,097,423 were outstanding at January 31, 2005 and 2004, respectively. However, as a result of a net loss incurred by the Company in the three and six months ended January 31, 2005 and 2004, none of the in-the-money potential common shares were included in the weighted average outstanding shares (using the treasury stock method) used to calculate net loss per common share because the effect would have been antidilutive.

Note 10 Comprehensive Loss

Accumulated other comprehensive loss consists of net unrealized gain/loss on available for sale investments and foreign currency translation adjustments. Total comprehensive loss for the three and six months ended January 31, 2005 and 2004, respectively, is presented in the following table (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
Net loss	$(973)	$(3,252)	$(4,479)	$(5,513)
Other comprehensive income:
Change in net unrealized loss on investments	(44)	(5)	(25)	(34)
Change in currency translation adjustments	427	1	1,056	55

Total other comprehensive income (loss)	383	(4)	1,031	21

Total comprehensive loss	$(590)	$(3,256)	$(3,448)	$(5,492)

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

Revenue is attributed to regions based on the location of customers. Revenue information by geographic region is as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
United States	$11,286	$6,994	$19,417	$11,634
Japan	316	1,454	1,376	3,374
Other International	4,654	1,555	7,765	3,011

Total revenue	$16,256	$10,003	$28,558	$18,019

Revenue information by product group is as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
Enterprise and retail products	$10,437	$4,719	$18,077	$7,596
Technology licensing components	5,819	5,284	10,481	10,423

Total revenue	$16,256	$10,003	$28,558	$18,019

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

One customer accounted for 11% of the Company’s total revenue for the three months ended January 31, 2005. No customers accounted for more than 10% of the Company’s total revenue for the six months ended January 31, 2005 and for the three and six months ended January 31, 2004.

Goodwill information by geographic region is as follows (in thousands):

	January 31, 2005	July 31, 2004
United States	$58,780	$58,780
United Kingdom	4,897	4,828
Other International	1,689	1,680

Total goodwill	$65,366	$65,288

Other long-lived asset information by geographic region is as follows (in thousands):

	January 31, 2005	July 31, 2004
United States	$26,302	$29,829
United Kingdom	1,850	2,030
Australia	5,965	6,209
Other International	486	416

Total long-lived assets	$34,603	$38,484

Note 12 Subsequent Event

On March 1, 2005, the Company acquired Tourmaline Networks, Inc. (Tourmaline), a privately held developer and marketer of mobile email based on QUALCOMM’s BREW® solution, for $4,100,000. The purchase agreement requires possible additional payments based on future revenue generated by the Company from the former Tourmaline client base. Tourmaline Networks will operate as a wholly owned subsidiary of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Form 10-Q and in conjunction with the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations in our Form 10-K for the fiscal year ended July 31, 2004. This quarterly report on Form 10-Q, and in particular management’s discussion and analysis of financial condition and results of operations, contains forward-looking statements regarding future events or our future performance that involve certain risks and uncertainties including those discussed in “Factors That May Affect Future Operating Results” below. In this Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements. All statements that address operating performance, our stock price, events or developments that we expect or anticipate will occur in the future, including statements relating to planned product releases and composition of revenue, both in terms of segment and geographical source, are forward-looking statements. Such forward-looking statements are based on management’s current views and assumptions regarding future events and operating performance, and speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Actual events or our actual future results may differ materially from any forward-looking statements due to the risks and uncertainties outlined below.

Management’s discussion and analysis includes:

•	A business overview.

•	Estimates, assumptions and critical accounting policies.

•	A comparison of our results of operations in the three and six months ended January 31, 2005 with the results in the corresponding periods in fiscal 2004.

•	Recently issued accounting pronouncements.

•	A discussion of our operating liquidity and capital resources.

•	A discussion of factors that may affect our future operating results.

Business Overview

We develop, market and support desktop, enterprise and mobile carrier-class push-email, synchronization and systems management software that enables consumers, business professionals and information technology professionals to extend the capabilities of enterprise groupware and vertical applications, handheld organizers/computers, Web-enabled mobile phones, pagers and other wireless or wireline personal communications platforms. Our Identity Systems (formerly Search Software America, or SSA) subsidiaries develop, market and support global solutions that enhance an organization’s ability to search, find, match (synchronize), screen and group identity data within their computer systems and network databases.

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

Recent Event

On March 1, 2005, we acquired Tourmaline Networks, Inc., a privately held developer and marketer of mobile email based on QUALCOMM’s BREW® solution, for $4,100,000. The purchase agreement requires possible additional payments based on future revenue generated by the Company from the former Tourmaline client base.

Estimates, Assumptions and Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Our critical accounting policies include license and service revenue recognition, channel inventory and product returns, valuation of goodwill, other intangibles, investments and other long-lived assets, restructuring accruals, loss contingencies and provision for doubtful accounts which are discussed in more detail under the caption “Estimates, Assumptions and Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

Results of Operations

The following table sets forth items included in the condensed consolidated statements of operations as a percentage of revenue for the periods indicated.

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
Revenue
License	68.9%	75.5%	66.6%	71.2%
Services	31.1	24.5	33.4	28.8

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost and operating expenses:
Cost of revenue	15.5	17.9	17.0	19.0
Amortization of developed and core technology	7.2	4.0	8.1	3.1
Research and development	22.6	24.1	24.5	25.6
Sales and marketing	38.5	35.7	41.5	38.0
General and administrative	13.0	19.3	14.6	23.9
Amortization of intangibles	6.5	2.2	7.4	1.8
In-process research and development	—	24.2	—	16.0
Other charges	—	6.0	—	3.8

Total cost and operating expenses	103.3	133.4	113.1	131.2

Operating loss	(3.3)	(33.4)	(13.1)	(31.2)
Other income (expense):
Interest income	1.7	1.1	1.7	1.3
Interest expense	(1.7)	—	(1.8)	—
Other, net	(1.8)	0.2	(1.6)	0.1

Total other income (expense)	(1.8)	1.3	(1.7)	1.4

Loss before income taxes	(5.1)	(32.1)	(14.8)	(29.8)
Provision for income taxes	(0.9)	(0.4)	(0.9)	(0.8)

Net loss	(6.0)%	(32.5)%	(15.7)%	(30.6)%

Revenue

	Three Months Ended January 31,			Six Months Ended January 31,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
Total revenue	$16,256	62.5%	$10,003	$28,558	58.5%	$18,019

We derive revenue from two primary sources: software licenses and fees for services. The increase in revenue for the three and six months ended January 31, 2005 was primarily due from revenue contributions of legacy Synchrologic, Inc. and Identity Systems (formerly Search Software America, or SSA) product sales, both of which we acquired during fiscal 2004. The increase was also brought about by the continued fundamental shift in our customer base and revenue streams as we launched new wireless products and ramped up our wireless email solution with the global wireless market.

While the market for smartphones and other wireless mobile devices has grown recently, the market for wired or traditional personal digital assistants, or PDAs, has continued to face challenges. The overall decline in traditional PDA sales has had a direct impact on sales of our Intellisync products through the consumer and online channels, where sales of our synchronization software typically occur at the same time a PDA is purchased, or shortly thereafter. Due to this decline, our retail revenue, which consists of sales to distributors and direct sales to end-users. decreased during the first two quarters of fiscal 2005.

•	License Revenue

	Three Months Ended January 31,			Six Months Ended January 31,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
License revenue	$11,201	48.2%	$7,555	$19,019	48.3%	$12,824
As percentage of total revenue	68.9%		75.5%	66.6%		71.2%

License revenue is earned from the sale and use of software products (including our technology licensing components) and royalty agreements with original equipment manufacturers, or OEMs. The increase in absolute license revenue for the three months ended January 31, 2005 as compared with that for the corresponding period of fiscal 2004 reflected an increase of $3,759,000 in revenue from enterprise products, slightly offset by $113,000 decrease in revenue from technology licensing components. The increase in absolute license revenue for the six months ended January 31, 2005 as compared with that for the corresponding period of fiscal 2004 reflected an increase of $5,799,000 in revenue from enterprise products and an increase of $396,000 in revenue from technology licensing components. A significant portion of the increase in our enterprise revenue was contributed by legacy Synchrologic, Inc. (acquired in December 2003), particularly Intellisync Mobile Suite, and Identity Systems (acquired in March 2004) product sales. The decrease in license revenue as a percentage of total revenue was primarily due to the increase in service revenue in the three and nine months ended January 31, 2005 as described below.

•	Service Revenue

	Three Months Ended January 31,			Six Months Ended January 31,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
Service revenue	$5,055	106.5%	$2,448	$9,539	83.6%	$5,195
As percentage of total revenue	31.1%		24.5%	33.4%		28.8%

Services revenue is derived from fees for services, including fixed-price and time-and-materials professional services arrangements and amortization of maintenance contract programs. The increase in service revenue for the three months ended January 31, 2005 as compared with that for the corresponding period of fiscal 2004 resulted from a total increase of $2,920,000 brought about by an increase in amortization of our maintenance contract programs relating to the increase in license revenue, as well as revenue from our hosting services. This increase was offset by a $313,000 decrease in professional service revenue associated with our technology licensing partners. The increase in service revenue for the six months ended January 31, 2005 as compared with that for the corresponding period of fiscal 2004 reflected an increase of $5,089,000 in revenue from our maintenance contract programs and hosting services, slightly offset by $745,000 decrease in professional service revenue.

In any period, services revenue from time and materials contracts is dependent, among other things, on license transactions closed during the current and preceding quarters and customer decisions regarding implementations of licensed software.

Enterprise and Retail Products

	Three Months Ended January 31,			Six Months Ended January 31,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
Enterprise and retail products	$10,437	121.2%	$4,719	$18,077	138.0%	$7,596
As percentage of total revenue	64.2%		47.2%	63.3%		42.2%

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

The increase in enterprise and retail products revenue for the three months ended January 31, 2005 as compared with that for the corresponding period of fiscal 2004 resulted from contributions of $4,477,000 from Identity Systems and Synchrologic products and an increase of $2,092,000 in revenue from amortization of support and maintenance based on a higher license revenue base. This increase was slightly offset by a $851,000 decrease in revenue from Intellisync Handheld Edition for Enterprise and in retail sales of our Intellisync software. The increase in enterprise and retail products revenue for the six months ended January 31, 2005 as compared with that for the corresponding period of fiscal 2004 resulted from contributions of $8,009,000 from Identity Systems and Synchrologic products and an increase of $3,961,000 in revenue from amortization of support and maintenance, slightly offset by a $1,489,000 decrease in revenue from retail sales of our Intellisync software. Less emphasis on marketing of Intellisync Handheld Edition for Enterprise, and more on the transition of our enterprise server offering to Intellisync Mobile Suite, during the most recent quarters contributed to the decrease in revenue from Intellisync Handheld Edition for Enterprise. We expect revenue in absolute dollars from enterprise and retail products, particularly enterprise, to remain at the current level or increase further in the following few quarters, which we believe will occur as a result of contributions from the Intellisync Mobile Suite product acquired from Synchrologic and Identity Search Server product acquired from Identity Systems. In addition, we expect revenue from support for wireless devices to offset the impact of the lower wired or traditional PDA sales on our retail revenue which is expected to decline.

Technology Licensing Components

	Three Months Ended January 31,			Six Months Ended January 31,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
Technology licensing components	$5,819	10.1%	$5,284	$10,481	0.5%	$10,423
As percentage of total revenue	35.8%		52.8%	36.7%		57.8%

Technology licensing components include various licensed technology platforms, including Intellisync Mobile Suite, Intellisync goAnywhere, Intellisync Software Development Platform, Intellisync Server-to-Server, professional services, non-recurring engineering services and related maintenance contract programs. The increase in technology licensing revenue for the three months ended January 31, 2005 as compared with that for the corresponding period of fiscal 2004 resulted from contributions of $716,000 from Intellisync Software Development Platform and hosting services revenue, offset slightly by a $181,000 decrease in revenue from professional services. The increase in technology licensing revenue for the six months ended January 31, 2005 as compared with that for the corresponding period of fiscal 2004 resulted from contributions of $1,523,000 from Intellisync Software Development Platform and hosting services revenue, offset slightly by $1,465,000 decrease in revenue from professional services.

International Revenue

	Three Months Ended January 31,			Six Months Ended January 31,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
International revenue	$4,970	65.2%	$3,009	$9,141	43.2%	$6,385
As percentage of total revenue	30.6%		30.1%	32.0%		35.4%

The year-over-year increase in our international revenues represented 31% and 26% of our total revenue increase for the three and six months ended January 31, 2005. The increase in the number of our international technology licensing partners, particularly in Europe, resulted in an increase in our international revenue in absolute dollars during these periods. Our sales of mobile suite particularly in United Kingdom and Italy is stronger-than-usual for the three and six quarters ended January 31 of the current fiscal year. This increase in international revenue is offset by a decrease in revenue from Japan resulted primarily from the delay in closing of certain deals associated with our new products. The decrease in international revenue as a percentage of total revenue for the six months ended January 31, 2005, on the other hand, is primarily due to increased revenue from our newer offerings in the United States. We expect that our acquisitions of Synchrologic and Identity Systems will further strengthen our presence in Europe, as well as in Asia-Pacific. We believe, however, that international revenue will fluctuate on a quarter to quarter basis as we periodically enter into new agreements for professional services and new international partner contracts for technology licensing. International revenue may be subject to certain risks not normally encountered in operations in the United States, including exposure to tariffs, various trade regulations, fluctuations in currency exchange rates, as well as international software piracy as described more fully in “Factors That May Affect Future Operating Results” set forth below. We believe that continued growth will require further expansion in international markets. We have utilized, and will likely continue to utilize substantial resources both to expand and establish international operations in the future.

Top Customers

One customer accounted for 11% of our total revenue for the three months ended January 31, 2005. No customers accounted for more than 10% of our total revenue for the six months ended January 31, 2005 and for the three and six months ended January 31, 2004.

Cost of Revenue

	Three Months Ended January 31,			Six Months Ended January 31,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
Cost of revenue	$2,520	40.2%	$1,797	$4,860	41.6%	$3,431
As percentage of total revenue	15.5%		17.9%	17.0%		19.0%

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

The increase in cost of revenue in absolute dollars reflected the effect of planned increases in mobile hosting and post-sales support infrastructure. The larger increase in overall revenue contributed to improvement in our gross margins for the three and six months ended January 31, 2005. In future periods, cost of revenue may further fluctuate from quarter to quarter due to potential changes in the infrastructure and other requirements of our hosting operations to meet carriers demand. These changes, which may be costly, are difficult to forecast. In addition, our cost of revenue is primarily driven by our expectation for different margin characteristics within and between license and services revenues as well as the expected mix between products and channels.

Amortization of Developed and Core Technology

	Three Months Ended January 31,			Six Months Ended January 31,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
Amortization of developed and core technology	$1,173	193.2%	$400	$2,328	321.0%	$553
As percentage of total revenue	7.2%		4.0%	8.1%		3.1%

The increase in the amortization of developed and core technology was primarily due to the impact of recently purchased technology from Synchrologic and Identity Systems. Based on acquisitions completed as of January 31, 2005, we expect the future amortization expense of developed and core technology to be as follows (in thousands):

Six months ending July 31, 2005	$2,251
Fiscal year ending July 31,
2006	4,352
2007	4,134
2008	1,940
2009	679
2010	452
Thereafter	195

$14,003

We expect that we may acquire additional developed and core technology associated with any acquisitions we may complete in the future. As a result, we may further increase our amortization expense of developed and core technology.

Research and Development

	Three Months Ended January 31,			Six Months Ended January 31,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
Research and development	$3,679	52.6%	$2,410	$7,008	52.2%	$4,603
As percentage of total revenue	22.6%		24.1%	24.5%		25.6%

Research and development expenses consist primarily of salaries and other related costs for research and development personnel, quality assurance personnel, product localization, fees to outside contractors and the cost of facilities and depreciation of capital equipment. We invest in research and development both for new products and to provide continuing enhancements to existing products. Our engineering group is currently focused on developing new functionality for wireless handhelds, smartphones, laptops and tablets, at extending our core synchronization technology to increase scalability and extensibility, and at supporting next generation wireless technology and device platforms. The increase in research and development spending in absolute dollars was due to the acquired workforce of approximately 71 engineers from the acquisition of Spontaneous Technology, Inc., Synchrologic and Identity Systems during the first three quarters of fiscal 2004. The slight decrease in research and development expense as a percentage of revenue was due to an increase in overall revenue.

Sales and Marketing

	Three Months Ended January 31,			Six Months Ended January 31,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
Sales and marketing	$6,256	75.2%	$3,570	$11,846	72.9%	$6,850
As percentage of total revenue	38.5%		35.7%	41.5%		38.0%

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

General and Administrative

	Three Months Ended January 31,			Six Months Ended January 31,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
General and administrative	$2,113	9.6%	$1,927	$4,163	(3.4)%	$4,312
As percentage of total revenue	13.0%		19.3%	14.6%		23.9%

General and administrative expenses consist primarily of salaries and other costs relating to administrative, executive and financial personnel and outside professional fees. The increase in general and administrative spending for the three months ended January 31, 2005 was due to the costs of Sarbanes-Oxley compliance and additional staff. The decrease in general and administrative spending for the six months ended January 31, 2005 was due to certain costs incurred in fiscal 2004 that were diminished in the first quarter of fiscal 2005. Such costs include a significant non-cash variable accounting charge associated with certain outstanding stock options and outside services costs brought about primarily by legal costs associated with certain patent infringement lawsuits that have been resolved. The decrease in general and administrative expense as a percentage of revenue was due to an increase in overall revenue.

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

In addition, the FASB issued in December 2004 Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting treatment for employee stock options and other share-based payment transactions. The statement generally would require that for share-based compensation transactions be accounted for using a fair-value-based method and recognized as expenses. The statement and the change in accounting treatment could result in our reporting increased operating expenses starting August 1, 2005. Refer to the caption “Recently Issued Accounting Pronouncements” set forth below for further details on SFAS No. 123R.

Amortization of Other Intangibles

	Three Months Ended January 31,			Six Months Ended January 31,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
Amortization of other intangibles	$1,056	384.4%	$218	$2,102	548.8%	$324
As percentage of total revenue	6.5%		2.2%	7.4%		1.8%

The increase in the amortization of other intangibles was primarily due to the impact of recently acquired intangibles from Spontaneous Technology, Synchrologic and Identity Systems. Based on acquisitions completed as of January 31, 2005, we expect the future amortization expense of other intangible assets is as follows (in thousands):

Six months ending July 31, 2005	$2,023
Fiscal year ending July 31,
2006	3,322
2007	2,754
2008	1,513
2009	765
2010	585
Thereafter	1,101

$12,063

We expect that we may acquire additional intangibles associated with any acquisitions we may complete in the future. As a result, we may further increase our amortization expense of other intangibles.

In-Process Research and Development

	Three Months Ended January 31,			Six Months Ended January 31,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
In-process research and development	$—	N/A	$2,423	$—	N/A	$2,892
As percentage of total revenue	—%		24.2%	—%		16.0%

In the three and six months ended January 31, 2004, we recorded a charge of $2,423,000 and $2,892,000, respectively, for in-process research and development associated with the acquisition of Synchrologic in the second quarter of fiscal 2004 and of Spontaneous Technology in the first quarter of fiscal 2004. The purchase prices of Synchrologic and Spontaneous Technology were assigned to the fair value of the assets acquired, including the in-process research and development. As of the acquisition dates of the two companies, technological feasibility of the in-process technology had not been established and the technology had no alternative future use. Accordingly, we expensed the in-process research and development at the date of the acquisitions.

The amount of the purchase price allocated to in-process research and technology was based on established valuation techniques used in the high-technology software industry. The fair value assigned to the acquired in-process research and development was determined using the income approach, which discounts expected future cash flows to present value. The key assumptions used in the valuation include, among others, expected completion date of the in-process projects identified as of the acquisition date, estimated costs to complete the projects, revenue contributions and expense projections assuming the resulting product has entered the market, and discount rate based on the risks associated with the development life cycle of the in-process technology acquired. The discount rate used in the present value calculations is normally obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates. We assumed the pricing model for the resulting product of the acquired in-process research and technology to be standard within its industry. We, however, did not take into consideration any consequential amount of expense reductions from integrating the acquired in-process technology with other existing in-process or completed technology. Therefore, the valuation assumptions do not include significant anticipated cost savings.

The key assumptions underlying the valuation of acquired in-process research and development were as follows (in thousands):

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

Percent completed as of acquisition date: 60%

Estimated costs to complete technology at acquisition date: $125,000

Risk-adjusted discount rate: 22%

First period expected revenue: calendar year 2004

The development of the above technologies were highly dependent on the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for a new product, and significant competitive threats from several companies. The nature of the efforts to develop this technology into a commercially viable product consisted primarily of planning, designing, experimenting, and testing activities necessary to determine that the technology could meet market expectations, including functionality and technical requirements. Failure to bring the product to market in a timely manner could have resulted in a loss of market share or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on our business and operating results.

Subsequent to the acquisition of Synchrologic and Spontaneous Technology, there have been no significant developments related to the current status of the acquired in-process research and development project that would result in material changes to the assumptions.

Other Charges

	Three Months Ended January 31,			Six Months Ended January 31,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
Other charges	$—	N/A	$600	$—	N/A	$676
As percentage of total revenue	—%		6.0%	—%		3.8%

•	Facilities Exit Costs and Restructuring Accrual. During the three months ended January 31, 2004, we recorded facilities exit costs of $600,000 for vacating our remaining office space in Santa Cruz, California and a floor of our office facility in San Jose, California. Inherent in the estimation of the costs related to our restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. In determining the excess facilities exit costs, we were required to estimate future sublease income, negotiated lease settlement costs, future net operating expenses of the facilities, and brokerage commissions, among other expenses. These estimates, along with other estimates made by management in connection with restructuring, may vary significantly depending, in part, on factors that may be beyond our control. Specifically, these estimates will depend on our success in negotiating with lessors, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Adjustments to the reserve for the consolidation of excess facilities will be required if actual lease exit costs or sublease income differ from amounts currently expected.

The following table sets forth the activities in the restructuring accrual account for the six months ended January 31, 2005 (in thousands):

Consolidation of Excess Facilities
Balance at July 31, 2004	$1,080
Cash payments	(330)

Balance at October 31, 2004	$750
Cash payments	(218)

Balance at January 31, 2005	$532

The remaining unpaid amount as of January 31, 2005 of $532,000 related to the net lease expense due to the consolidation of excess facilities, will be paid over the respective lease terms through June 2006 using cash from operations. The current and long-term portions of the restructuring accrual of $432,000 and $100,000 are classified as “Accrued Liabilities” and “Other Liabilities,” respectively, in the condensed consolidated balance sheet as of January 31, 2005.

We continually evaluate the balance of the restructuring reserve it records in prior periods based on the remaining estimated amounts to be paid. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

•	Other Charges. During the first quarter of fiscal 2004, we incurred residual costs of approximately $76,000 for operating expenses, mainly legal and accounting, relating to an acquisition that we ceased pursuing.

Interest Income

	Three Months Ended January 31,			Six Months Ended January 31,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
Interest income	$273	148.2%	$110	$509	111.2%	$241
As percentage of total revenue	1.7%		1.1%	1.7%		1.3%

Interest income represents interest earned on cash and short-term investments and realized gains on miscellaneous investments. The increase in net interest income was due to an increase in balances of cash and investments mainly from the realized proceeds from issuance of convertible senior notes during fiscal 2004.

Interest Expense

	Three Months Ended January 31,			Six Months Ended January 31,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
Interest expense	$(278)	N/A	$—	$ (518)	N/A	$—
As percentage of total revenue	(1.7)%		—%	(1.8)%		—%

Interest expense for three and six months ended January 31, 2005 reflects interest charge associated with the convertible senior notes we issued in March 2004.

Other, Net

	Three Months Ended January 31,			Six Months Ended January 31,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
Other, net	$(287)	N/A	$16	$(466)	N/A	$11
As percentage of total revenue	(1.8)%		0.2%	(1.6)%		0.1%

Other, net, represents amortization of debt issuance costs, miscellaneous bank fees and charges and realized gain or loss on foreign exchange and investments. Other, net, for the three and six months ended January 31, 2005 reflects $161,000 and $320,000, respectively, of debt issuance costs amortization expense associated with the convertible senior notes we issued in March 2004 and $126,000 and $146,000, respectively, of bank charges and investment management fees, net realized gain on foreign exchange and other expenses.

Provision for Income Taxes

	Three Months Ended January 31,			Six Months Ended January 31,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
Provision for Income Taxes	$(140)	288.9%	$(36)	$(255)	78.3%	$(143)
As percentage of total revenue	(0.9)%		(0.4)%	(0.9)%		(0.8)%

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

Contingently Convertible Debt on Diluted Earnings per Share

In October 2004, the EITF reached a consensus on EITF No. 04-8 “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” that the dilutive effect of contingent convertible debt instruments (“CoCo’s”) must be included in diluted earnings per share regardless of whether the triggering contingency has been satisfied, if dilutive. Adoption of EITF No. 04-08 would be on a retroactive basis and would require restatement of prior period diluted earnings per share, subject to certain transition provisions. It is effective for all periods ending after December 15, 2004. The adoption of EITF 04-08 is not expected to have a material impact on our financial position or results of operations.

Inventory Costs

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4,” that requires that items such as idle facility expense, excessive spoilage, double freight and handling costs be recognized as current period charges. In addition, it requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective in fiscal years beginning after June 2005. We expect SFAS No. 151 to have no material effect on our consolidated financial statements.

Discontinued Operations

In November 2004, the EITF reached a consensus on No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.” EITF No. 03-13 relates to components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. EITF No. 03-13 allows significant events or circumstances that occur after the balance sheet date but before the issuance of financial statements to be taken into consideration in the evaluation of whether a component should be presented as discontinued or continuing operations, and modifies assessment period guidance to allow for an assessment period greater than one year. The implementation of EITF No. 03-13 is not expected to have a material impact on our consolidated financial statements.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 states that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No. 153 shall be applied prospectively. We do not believe the adoption of SFAS No. 153 will have a significant impact on our consolidated results of operations or financial position.

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95.” The principal effect of SFAS No. 123R will be to require the inclusion in the earnings of a compensation expense for stock option grants and employee stock plan purchases that previously was only reported as a disclosure in a note to our consolidated financial statements. We are required to adopt the provisions of SFAS No. 123R as of August 1, 2005 but may elect to early adopt the provision effective the first day of any quarter prior to that date. We are presently studying SFAS No. 123R and have not yet determined which method we will select for our adoption of SFAS No. 123R, which we expect to have a potential material impact on our annual earnings.

Tax Deduction Provided For In the American Jobs Creation Act of 2004

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of SFAS No. 109 to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. This staff position provides guidance for the accounting of a deduction provided to U. S. manufacturing companies and is effective immediately. We believe the adoption of this position currently will not have a material effect on our financial position or results of operations due to our net operating losses. However, there is no assurance that there will not be a material impact in the future.

Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004

In December 2004, the FASB issued FASB Staff Position No FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. This position provides accounting and disclosure guidance for the repatriation provision. We do not believe the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 nor will the FASB Staff Position have a material impact on our financial condition or results of operations.

Liquidity and Capital Resources

Working Capital

The following summarizes our cash and cash equivalents, short-term investments and working capital:

	January 31, 2005	Percent Change	July 31, 2004
	(In thousands, except percentages and ratios)
Cash and cash equivalents	$24,488	88.5%	$12,991
Short-term investments	$27,988	(31.2)%	$40,657
Working capital	$52,665	1.9%	$51,693
Current ratio	4.4	—	4.5

We invest excess cash in fixed income securities that are highly liquid, of high-quality investment grade. We intend to make such funds readily available for operating purposes, if needed. In addition to the above cash, cash equivalents and short-term investments at January 31, 2005, we have a total of $3,381,000 restricted cash that is pledged as collateral for certain stand-by letters of credit issued by certain financial institutions and collateral to match any unfavorable mark-to-market exposure on an interest swap agreement. Refer to the discussion under the caption “Restricted Cash” set forth below for more information.

The significant factors underlying the decrease in cash, cash equivalents and investments during the first two quarters of fiscal 2005 were net cash flow used in operations of $1,562,000 and capital acquisitions of $1,020,000, offset by the proceeds from stock issuance of $834,000 and decrease in restricted cash of $537,000.

Cash Flows

Operating Activities. Cash flows from operating activities are as follows (in thousands):

	Six Months Ended January 31,
	2005	Change	2004
Net cash used in operating activities	$(1,562)	$5,888	$(7,450)

The majority of cash applied to cash working capital for the current fiscal year resulted from an increase in accounts receivable of $2,198,000 for the first two quarters of fiscal 2005. We have not experienced any significant trends in accounts receivable other than changes relative to the increase in our revenue. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers. Days sales outstanding decreased to 69 days in the current quarter compared with 82 days in the corresponding quarter of fiscal 2004. The majority of cash applied to cash working capital for fiscal 2004 resulted from an increase in accounts receivable of $2,706,000, as well as decrease in accrued liabilities and accounts payable of $4,630,000 due to timing of payments particularly of litigation costs and other expenses associated with acquisitions for the first two quarters of fiscal 2005.

Investing Activities. Significant items included in cash flows from investing activities are as follows (in thousands):

	Six Months Ended January 31,
	2005	Change	2004
Net sale/maturities of short-term investments	$12,644	$9,429	$3,215
Decrease in restricted cash	537	481	56
Capital expenditures	(1,020)	(824)	(196)
Cash acquired from business acquisition	—	(2,296)	2,296

Net cash provided by investing activities	$12,161	$6,790	$5,371

The net cash flows provided in investing activities during first two quarters of fiscal 2005 were due primarily to cash movement between investments and cash and cash equivalents and the decrease in restricted cash associated with a collateral under an interest rate swap agreement, slightly offset by capital expenditures.

Financing Activities. Significant items included in cash flows from financing activities are as follows (in thousands):

	Six Months Ended January 31,
	2005	Change	2004
Proceeds from stock option exercises	$834	$(1,131)	$1,965
Debt issuance costs and repayment of capital lease and other borrowings	(191)	1,573	(1,764)

Net cash provided by financing activities	$643	$442	$201

During the first two quarters of fiscal 2005, cash flow generated from financing activities was primarily from stock option exercises. Our future cash flows from stock options are difficult to project as such amounts are a function of our stock price, the number of options outstanding, and the decisions by employees to exercise stock options. In general, we expect proceeds from stock option exercises to increase during periods in which our stock price has increased relative to historical levels.

Commitments

Capital Leases. During the first quarter of fiscal 2005, we entered into a capital lease agreement for computer peripherals, which expires in September 2007. In addition, during fiscal 2004, we entered into a capital lease agreement for a phone system, which expires in February 2008. Current and long-term portions of the capital leases amounted to $152,000 and $284,000, respectively, at January 31, 2005.

Operating Leases. We lease our facilities under operating leases that expire at various dates through December 2008. The leases provide for escalating lease payments.

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

Interest Rate Swap. During fiscal 2004, we entered into two interest rate swap agreements with a financial institution on a total notional amount of $60,000,000, whereby we receive fixed-rate interest of 3% in exchange for variable interest payments. The interest rate swaps expire upon the maturity of the $60,000,000, 3% convertible senior notes in March 2009, and effectively convert fixed-rate notes into variable-rate borrowings. The interest rate is reset semi-annually and is equal to the 6-month LIBOR rate less a rate spread. The total variable interest rate was approximately 1.7% at January 31, 2005, resulting in interest expense savings relative to fixed rates of approximately $414,000 for the first two quarters of fiscal 2005. Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, this arrangement has been designated and qualifies as an effective fair value hedge of interest rate risk related to the $60,000,000 convertible senior notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying value of the hedged debt, and therefore does not impact our net earnings. As of January 31, 2005, the fair value of the interest rate swaps was approximately $1,329,000 and recorded in “Other Liabilities” with an equal adjustment recorded to the carrying value of the $60,000,000 convertible senior notes.

The following table summarizes our material obligations and commitments to make future payments, for which we anticipate using cash from operations, under certain contracts, including long-term debt obligations and operating leases as of January 31, 2005 (in thousands):

		Six months ending July 31, 2005	Fiscal year ending July 31,
	Total		2006	2007	2008	2009
3% convertible senior notes(1)	$58,671	$—	$—	$—	$—	$58,671

Interest rate swap(1)	1,329	—	—	—	—	1,329

Capital lease obligation(2)	482	88	177	177	40	—

Operating leases:
Operating leases	6,118	1,826	2,777	766	544	205
Proceeds from subleases	(272)	(226)	(46)	—	—	—

Net operating leases	5,846	1,600	2,731	766	544	205

Total	$66,328	$1,688	$2,908	$943	$584	$60,205

(1)	Interest on the senior notes and interest rate swap is payable in cash on March 1 and September 1 of each year. The senior notes mature on March 1, 2009.
(2)	Includes interest payments due.

In the event of early termination of our service agreement with e^deltacom, a division of ITC^DeltaCom, Inc. and a managed service provider, we may be required to pay e^deltacom a penalty fee of up to approximately $62,000.

Capital Expenditures

We expect total capital expenditures of approximately $1,250,000 for the six months ending July 31, 2005 principally for support of the hosting operations and purchase of computers and other various system upgrades.

Restricted Cash

We have three letters of credit that collateralize certain operating lease obligations and total approximately $369,000 and $397,000 at January 31, 2005 and July 31, 2004, respectively. We collateralize these letters of credit with cash deposits made with three of its financial institutions and has classified the short-term and the long-term portions of approximately $187,000 and $182,000 at January 31, 2005, and $101,000 and $296,000 at July 31, 2004 as “Other Current Assets” and “Restricted Cash,” respectively, in the condensed consolidated balance sheets. The long-term portion expires through June 2006. The holders of the letters of credit are able to draw on each respective letter of credit in the event that we are found to be in default of its obligations under each of its operating leases.

Under the terms of the interest rate swap agreement into which we entered during fiscal 2004, we must provide collateral to match any unfavorable mark-to-market exposure (fair value) on the swap. The amount of collateral required totals a minimum of $1,800,000 plus an amount equal to the unfavorable mark-to-market exposure on the swap. Generally, the required collateral will rise as interest rates rise. As of January 31, 2005, and July 31, 2004, we have posted approximately $3,199,000 and $3,736,000, respectively, of collateral under this swap agreement which is included in “Restricted Cash” in its condensed consolidated balance sheet.

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

We have not been profitable since fiscal 1998. We cannot be certain that our revenue will continue to grow or remain at the same level, or that our revenues will not decline in the future. We have experienced losses of $973,000 and $4,479,000 for the three and six months ended January 31, 2005, respectively, and $3,252,000 and $5,513,000 for the corresponding periods in fiscal 2004. At January 31, 2005, we had an accumulated deficit of $135.6 million. To become profitable and sustain profitability, we will need to generate additional revenues to offset our expenses. We may not achieve or sustain revenue growth and our losses may continue or increase in the future. The synchronization market is new and evolving, and as a result we cannot accurately predict either the future growth rate, if any, or the ultimate size of the market for our products and services. Because our operating expenses are relatively fixed in the short term, any shortfalls in revenues would materially affect our results of operations.

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

The use of wireless and other mobile computing devices for retrieving, sharing and transferring information among businesses, consumers, suppliers and partners has begun to develop only in recent years. Our success will depend in large part on continued growth in the use of wireless and other mobile computing devices, including handheld computers, smart phones, pagers and other mobile devices. In addition, our markets face critical unresolved issues concerning the commercial use of wireless and other mobile computing devices, including security, reliability, cost, ease of access and use, quality of service, regulatory initiatives and necessary increases in bandwidth availability. Demand for, and market acceptance of, wireless and other mobile computing devices which require our products and services are subject to a high level of uncertainty and are dependent on a number of factors, including:

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

We are placing increasing emphasis on our hosting services, of which potential growth may be difficult to manage effectively, and, as a result, our results of operations could be adversely affected.

We are increasingly focusing our sales and marketing and engineering efforts on hosting services. This focus may cause increased business risks associated specifically with our ability to manage the level of complexity involved in executing successfully our strategies to provide superior services for mobile carriers. The rapid growth of our hosting business may place a significant strain on our management, operations and resources. Our future performance and profitability will depend on our ability to:

•	increase our capital investments and further build our infrastructure to meet the demands of our carrier customers;

•	maintain technical capabilities to compete effectively in the hosting business; and

•	effectively oversee and manage our outsourced hosting center.

There can be no assurance that our systems, procedures and controls will be adequate to support rapid expansion of our hosting services. If we are unable to manage such growth successfully, our business and results of operations could be harmed.

We expect that we may become increasingly dependent on mobile carriers for the success of our wireless software.

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

Mobile carriers have significant bargaining power as we negotiate agreements with them. They could require contract terms that are difficult for us to meet and could result in higher costs to complete certification requirements and negatively impact our results of operations and financial condition. Mobile carriers also place significant conditions on our ability to develop and launch products for use on their wireless networks. If we fail to address the needs of mobile carriers, identify new product and service opportunities or modify or improve our products in response to changes in technology, industry standards or mobile carrier requirements, our products could rapidly become less competitive or obsolete. If we fail to timely develop products that meet carrier product planning cycles or fail to deliver sufficient quantities of products in a timely manner to mobile carriers, those carriers may choose to offer similar products from our competitors and thereby reduce their focus on and cease offering our products which would have a negative impact on our business, results of operations and financial condition.

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

Most sales with mobile carriers and enterprises have a long sales cycle process, which increases the cost of completing sales and renders completion of sales less predictable.

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

Our commitment to providing quality services to our enterprise and mobile carrier customers may result in our hosting services revenue having a lower gross margin than other services and license revenues. Due to the lower margin, an increase in the hosting services revenue as a percentage of total revenues could have a detrimental impact on our overall gross margins and could adversely affect operating results. In addition, a change in the mix between services that are provided by our own employees and those services provided by third-party vendors may negatively affect our gross margins.

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

Third parties may assert infringement or other intellectual property claims against us. From time to time, we receive notices from third parties alleging that our products or services infringe proprietary rights held by them. For example, as we announced in August 2004, NCR Corporation has filed a complaint alleging patent infringement in the U.S. District Court for the Southern District of Ohio Western Division (Dayton). In the complaint, NCR alleges that certain of our products infringe upon three of NCR’s patents. Our customers may receive notices of patent or other infringement from third parties and ask for indemnification in the future. We cannot predict whether third parties will assert claims of infringement against us, or whether any past, present or future claims will prevent us from offering products or operating our business as planned.

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

In order to protect our proprietary rights, we may decide to sue other companies. Litigation proceedings are inherently uncertain, and we may not prevail in our defenses or claims. In addition, such litigation is expensive and time-consuming, and management has been in the past and may in the future be required to spend significant time in the prosecution of such suits. If we do not prevail in our claims, we might be forced to accept an unfavorable settlement or judgment and even be required to reimburse other companies in a suit for their legal expenses in defending the suit. An unfavorable settlement or judgment could also materially harm our ability to use existing intellectual property and severely harm our business as a result.

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

•	Intellisync Mobile Suite enterprise server software —CommonTime, Extended Systems, Good Technology, Inc., JP Mobile, Inc., Research In Motion Limited, Sybase Inc.’s iAnywhere, and others.

•	Intellisync Mobile Suite and Intellisync goAnywhere software for mobile carriers — Good Technology, Inc., Research In Motion Limited, Seven Networks, Inc., Smartner Information Systems Ltd, Visto Corporation, and others.

•	Intellisync consumer and enterprise desktop sync products — Chapura, Inc.’s Pocket Mirror, CommonTime’s Cadenza mNotes, Extended Systems, Inc., IBM Corporation, Microsoft Corporation ActiveSync, Palm Desktop from PalmSource, Inc., Sybase Inc.’s iAnywhere, and others.

•	Intellisync Phone Edition software — FutureDial, Inc.’s SnapSync, Susteen, Inc.’s DataPilot and others.

•	Identity Search Server — Ascential, Dataflux, Firstlogic, Group1, IBM Corporation, Intelligent Search Technology, Language Analysis Systems, Trillium Software, and others.

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

As of January 31, 2005, we had approximately 66,368,413 shares of common stock outstanding. The total number of outstanding shares includes a total of approximately 224,417 shares of common stock issued in connection with our acquisitions that are subject to certain contractual restrictions. These restrictions expire, and the shares will become freely tradable, as follows:

•	up to 224,417 shares released from escrow in February 2005, issued in connection with our acquisition of Spontaneous Technology.

Assuming that the maximum number of shares and options are issued and registered by us in connection with all of our recent acquisitions and assuming that all shares subject to vested options to purchase common stock under our stock plans are issued, additional shares of our common stock could become issued or issuable and freely tradeable in the public market through approximately January 31, 2006, as follows:

•	approximately 340,000 shares of our common stock that may be issued in February and August 2005 under our employee stock purchase plan; and

•	5,418,785 shares issuable upon exercise of outstanding options that will be vested by January 31, 2006.

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

The market for our products and services is characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions. For example, the traditional personal digital assistant market, is declining and may continue to do so. Our future success will depend to a substantial degree on our ability to offer products and services that adapt to these changing markets, incorporate leading technology, address the increasingly sophisticated and varied needs of our current and prospective customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. Our rapidly evolving market makes it more likely that:

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

In addition, the FASB issued in December 2004 SFAS No. 123R, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting treatment for employee stock options and other share-based payment transactions. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses. The statement and the change in accounting treatment could result in our reporting increased operating expenses, which would decrease any reported net income or increase any reported net loss, and could adversely affect the market price of our common stock.

We are dependent on our international operations for a significant portion of our revenues.

International revenue, primarily from customers based in Japan and Europe, accounted for 31% and 32% of our revenue for the three and six months ended January 31, 2005, respectively, and 30% and 35% for the corresponding periods in fiscal 2004. In the future, we may further expand our international presence. As we continue to expand internationally, we are increasingly subject to risks of doing business internationally, including:

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

We believe that in the future, an increasing portion of our costs will be denominated in foreign currencies as we increase operations in Europe and open offices in other countries. We currently do not engage in foreign exchange hedging activities and, although we have not yet experienced any material losses due to foreign currency fluctuation, a small portion of our international revenues are currently subject to the risks of foreign currency fluctuations, and these risks will increase as our international revenues increase.

Our recent and any potential acquisitions could require significant management attention and prove difficult to integrate with our business, which could distract our management, disrupt our business, dilute stockholder value and adversely affect our operating results.

As part of our strategy, we intend to continue to make investments in complementary companies, products or technologies. We recently acquired SoftVision SRL’s workforce (through a transfer in June 2004), Search Software America (in March 2004), Synchrologic, Inc. (in December 2003) and Spontaneous Technology, Inc. (in September 2003). In March 2005, we acquired Tourmaline Networks, Inc., a privately held developer and marketer of mobile email based on QUALCOMM’s BREW® solution. We may not realize future benefits from any of these acquisitions, or from any acquisition we may make in the future. If we fail to integrate successfully our past and future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. If our customers are uncertain about our ability to operate on a combined basis, they could delay or cancel orders for our products. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.

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

As of January 31, 2005, our goodwill, developed and core technology and other intangibles amounted to $91,432,000, net of accumulated amortization. We ceased to amortize our existing goodwill upon our adoption of SFAS No. 142 in the beginning of fiscal 2003. We will amortize approximately $4,274,000 for the six months ended July 31, 2005, and $7,674,000, $6,888,000, $3,453,000, $1,444,000 and $2,333,000 for fiscal 2006, 2007, 2008, 2009 and thereafter, respectively, of developed and core technology and other intangibles. We expect, however, that amortization expense may increase significantly as a result of any future acquisitions. To the extent we do not generate sufficient cash flows to recover the net amount of any investment in goodwill and other intangibles recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other intangible assets as a result of any future acquisitions we may complete. Future amortization of such other intangible assets or impairments, if any, of goodwill would adversely affect our results of operations in any given period.

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

While the market for converged mobile devices or smartphones and other wireless mobile devices has experienced growth recently, the market for traditional personal digital assistants, or PDAs, has declined. In addition, Sony Corporation recently announced its departure from the worldwide PDA market, dropping development of its CLIE product line. The decline in traditional PDA sales had a direct impact on sales of our Intellisync products through the consumer and online channels, where sales of our synchronization software typically occur at the same time a PDA is purchased, or shortly thereafter. The increase in demand for smartphones and other such devices may not offset the decline in traditional PDA sales. Our consumer sales are also dependent upon distribution and marketing channels outside our control. There are also a significant number of our customers that purchase our products and services through other resellers, and we anticipate they will continue to do so as we expand our product offerings. Our sales, therefore, could also be negatively affected by disruptions in our relationships with resellers or disruptions in the relationships between our resellers and customers. Resellers may also choose not to emphasize our products to their customers. If we are unable to offset declining revenues from PDA-related software, or if we experience disruption in, or reduced selling efforts from, our distribution channels, our revenues derived from consumer sales would be adversely affected.

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

Interest Rate Risk

At January 31, 2005, we had an investment portfolio of mostly fixed income securities, including those classified as cash equivalents and securities available-for-sale, of $44,752,000. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of January 31, 2005, the decline of the fair value of the portfolio would be immaterial. We attempt to mitigate risk by holding our fixed income investments until maturity to avoid recognizing an adverse impact in income or cash flows in the event of an increase in market interest rates, but an increase in our liquidity needs may require us to sell fixed-rate securities prior to maturity.

The table below presents the carrying value (which approximates fair value) and related weighted average coupon interest rates for our investment portfolio at January 31, 2005 (in thousands, except interest rates).

	Carrying Amount	Average Coupon Interest Rate
Cash equivalents	$17,001	2.1%
Securities with maturity:
Due within one year or less	8,999	2.7%
Due after one year through two years	2,026	2.9%
Auction rate receipts due after 25 years through 38 years	5,475	2.5%
Annuities, auction rate preferred stock, auction rate receipts and other, with no maturity	11,251	0.6%

Total portfolio	$44,752	2.4%

Debt and Interest Expense. We incurred $60,000,000 of principal indebtedness from the issuance of convertible senior notes in March 2004. The fair market value of these 3% convertible senior notes is sensitive to changes in interest rates and to the prices of our common stock into which it can be converted as well as our financial stability. In order to manage interest costs and risk, we entered into an interest rate swap agreement during fiscal 2004 with a financial institution on a total notional amount of $50,000,000 and $10,000,000, whereby we receive fixed-rate interest of 3% in exchange for variable interest payments. The interest rate swaps expire upon the maturity of our $60,000,000, 3% convertible senior notes in March 2009, and effectively converts those fixed-rate notes into variable-rate borrowings. The interest rate is reset semi-annually and is equal to the 6-month LIBOR rate less a rate spread. The total variable interest rate was approximately 1.7% at January 31, 2005, resulting in interest expense savings relative to fixed rates of approximately $414,000 for the first two quarters of fiscal 2005. Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, this arrangement has been designated and qualifies as an effective fair value hedge of interest rate risk related to the $60,000,000 convertible senior notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying value of the hedged debt, and therefore does not impact our net earnings. As of January 31, 2005, the fair value of the interest rate swaps was approximately $1,329,000 with an equal adjustment recorded to the carrying value of the $60,000,000 convertible senior notes. Assuming a one percentage point increase in the prevailing LIBOR rate, holding other terms of the swap constant, the fair value of the interest rate swap and the underlying senior notes would change by approximately $2,250,000.

Foreign Currency Risk

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

We are also exposed to foreign currency exchange rate fluctuations as the financial statements of foreign subsidiaries are translated into United States dollar in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. Assets and liabilities of most of our subsidiaries are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet date and any resulting translation adjustments are included as an adjustment to stockholders’ equity. Revenues and expenses generated from these subsidiaries are translated at average monthly exchange rates during the quarter the transactions occur. Gains and losses from these currency transactions are included in net earnings. Recently, we have increasingly generated a portion of our revenues and incurred a portion of our expenses in euros, British pounds, the Japanese yen and Australian dollars.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during our second quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INTELLISYNC CORPORATION

PART II - OTHER INFORMATION

Item 1. Legal proceedings – Not Applicable.

Item 2. Changes in securities and use of proceeds – Not Applicable.

Item 3. Defaults upon senior securities – Not Applicable.

Item 4. Submission of matters to a vote of security holders

We held our annual meeting of stockholders on November 5, 2004. At that meeting, the following individuals were elected to serve as directors until the next annual meeting of stockholders or until their earliest resignation or removal:

Nominee	For	Withheld
Woodson Hobbs	55,129,090	1,453,437
Michael M. Clair	55,724,751	857,775
Michael J. Praisner	55,747,022	835,505
Kirsten Berg-Painter	55,702,538	879,988
Said Mohammadioun	55,866,504	716,023
Richard Arnold	55,706,555	875,972

Also at that meeting, the following matters were voted upon with the number of votes cast for, against or withheld as set forth in the columns opposite the respective matters.

Matter	For	Against	Abstain
To consider and vote upon an amendment to Intellisync’s 2002 Stock Option Plan to increase the number of authorized shares of common stock authorized for issuance thereunder from 2,275,000 to 8,775,000.	14,962,202	4,970,201	96,193

To ratify the appointment of PricewaterhouseCoopers LLP as Intellisync’s independent registered public accounting firm for the fiscal year ending July 31, 2005	56,290,833	193,794	97,898

Item 5. Other information – Not Applicable.

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

 We filed or furnished the following reports on Form 8-K during our second fiscal quarter ended January 31, 2005:

Report on Form 8-K, dated November 18, 2004, reporting our financial results for the fiscal quarter ended October 31, 2004. **

Report on Form 8-K, dated November 26, 2004, reporting the stock option to purchase 1,500,000 and 400,000 shares of the Intellisync’s common stock granted to Woodson Hobbs, our President, Chief Executive Officer and Director, and Clyde Foster, our Chief Operating Officer, respectively, by the Compensation Committee of our Board of Directors at an exercise price of $2.00 per share.

Report on Form 8-K, dated December 3, 2004, filing as an exhibit pro forma financial information as of July 31, 2004 prepared to reflect the merger of Intellisync Corporation and Synchrologic, Inc. on December 29, 2003

Report on Form 8-K, dated January 31, 2005, filing as an exhibit updated pro forma financial information prepared to reflect that certain estimates made in the pro forma financial information as of July 31, 2004 are no longer preliminary. The pro forma financial information as of July 31, 2004 was prepared to reflect the merger of Intellisync and Synchrologic on December 29, 2003 and the acquisition of Spontaneous Technology, Inc. on September 17, 2003.

**	This furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTELLISYNC CORPORATION (Registrant)

Date: March 11, 2005	By:	/s/ J. KEITH KITCHEN
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