Form 10-Q
period 2005-04-30
INTELLISYNC CORP
filed 2005-06-09
CIK 1020716

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 6, 2005: 66,633,155

INTELLISYNC CORPORATION

10-Q REPORT

INTELLISYNC CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	April 30, 2005	July 31, 2004

Assets
Current assets:
Cash and cash equivalents	$23,910	$12,991
Short-term investments	23,235	40,657
Accounts receivable, net of allowance for doubtful accounts of $560 and $470	11,682	10,380
Inventories	33	69
Other current assets	2,435	2,485

Total current assets	61,295	66,582

Property and equipment, net	2,357	1,540
Goodwill	67,536	65,288
Other intangible assets, net	25,876	29,828
Restricted cash	3,979	4,032
Other assets	2,810	3,084
Total assets	$163,853	$170,354

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,337	$1,562
Accrued liabilities	6,675	7,482
Current portion of obligations under capital lease	149	51
Deferred revenue	6,093	5,794

Total current liabilities	15,254	14,889

Obligations under capital lease	250	144
Convertible senior notes	57,884	58,443
Other liabilities	2,674	2,487

Total liabilities	76,062	75,963

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; none issued and outstanding at April 30, 2005 and July 31, 2004	—	—
Common stock, $0.001 par value; 160,000 shares authorized; 66,630 and 65,592 shares issued and outstanding at April 30, 2005 and July 31, 2004	67	66
Additional paid-in capital	227,026	225,832
Accumulated deficit	(139,957)	(131,116)
Accumulated other comprehensive income (loss)	655	(391)
Total stockholders’ equity	87,791	94,391
Total liabilities and stockholders’ equity	$163,853	$170,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTELLISYNC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004

Revenue
License	$9,643	$7,512	$28,662	$20,336
Services	5,594	3,495	15,133	8,690
Total revenue	15,237	11,007	43,795	29,026

Cost and operating expenses:
Cost of revenue (includes non-cash stock compensation of $2, $(94), $(19) and $8, respectively)	2,537	2,237	7,397	5,667
Amortization of developed and core technology	1,187	990	3,515	1,543
Research and development (includes non-cash stock compensation of $5, $(30), $1 and $37, respectively)	3,810	3,495	10,819	8,098
Sales and marketing (includes non-cash stock compensation of $43, $(206), $4 and $11, respectively)	8,209	4,612	20,055	11,463
General and administrative (includes non-cash stock compensation of $20, $(205), $5 and $673, respectively)	2,221	1,582	6,383	5,894
Amortization of other intangibles	1,074	679	3,176	1,003
In-process research and development	—	775	—	3,667
Other charges	—	253	—	929
Total cost and operating expenses	19,038	14,623	51,345	38,264
Operating loss	(3,801)	(3,616)	(7,550)	(9,238)
Other income (expense):
Interest income	304	171	813	410
Interest expense	(389)	(99)	(907)	(99)
Other, net	(158)	(99)	(625)	(86)
Litigation settlement gain, net	—	1,576	—	1,576
Total other income (expense)	(243)	1,549	(719)	1,801
Loss before income taxes	(4,044)	(2,067)	(8,269)	(7,437)
Provision for income taxes	(317)	(117)	(572)	(260)
Net loss	$(4,361)	$(2,184)	$(8,841)	$(7,697)

Basic and diluted net loss per common share	$(0.07)	$(0.03)	$(0.14)	$(0.14)

Shares used in computing basic and diluted net loss per common share	66,523	63,859	65,451	55,575

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTELLISYNC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended April 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(8,841)	$(7,697)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development	—	3,667
Allowance for doubtful accounts	90	193
Depreciation	898	753
Amortization	6,691	2,546
Amortization of debt issuance costs	495	92
Non-cash stock compensation (recovery)	(9)	729
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(1,081)	(1,628)
Inventories	36	(87)
Other current assets	276	(709)
Other assets	75	(294)
Accounts payable	775	(1,940)
Accrued liabilities	(1,553)	(3,430)
Deferred revenue	299	49
Net cash used in operating activities	(1,849)	(7,756)

Cash flows from investing activities:
Purchase of property and equipment	(1,412)	(441)
Purchase of short term investments	(5,902)	(30,565)
Proceeds from the sales of short-term investments	17,347	5,100
Proceeds from the maturities of short-term investments	5,950	5,650
Increase in restricted cash	(61)	(3,709)
Acquisitions, net of cash acquired	(4,095)	(17,951)
Net cash provided by (used in) investing activities	11,827	(41,916)

Cash flows from financing activities:
Proceeds from long-term debt	—	60,000
Debt issuance cost	(229)	(2,878)
Principal payments on borrowings	—	(1,764)
Principal payments on capital lease	(92)	(18)
Note repayments from stockholders	—	310
Proceeds upon exercise of stock options	585	1,549
Proceeds from ESPP shares issued	619	337
Net cash provided by financing activities	883	57,536

Effect of exchange rate changes on cash and cash equivalents	58	18

Net increase in cash and cash equivalents	10,919	7,882
Cash and cash equivalents at beginning of period	12,991	7,842
Cash and cash equivalents at end of period	$23,910	$15,724

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

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows since inception.  The Company incurred a net loss of approximately $8,841,000 and negative cash flows from operations of approximately $1,849,000 for the nine months ended April 30, 2005.  The Company’s cash balances may decline further, although the Company believes that its existing cash resources, combined with revenue from continuing operations, will be adequate to fund its operations, including potential acquisitions, for at least the next 12 months.  Failure to generate sufficient revenue or control spending could adversely affect the Company’s ability to achieve its business objectives.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of Intellisync as of April 30, 2005 and for the three and nine months ended April 30, 2005 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair statement.  These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.  The condensed consolidated balance sheet as of July 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The results of operations for the interim period ended April 30, 2005 are not necessarily indicative of results to be expected for the full year.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates and Assumptions

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  On an on-going basis, the Company evaluates its estimates, including those related to provision for doubtful accounts, channel inventory and product returns, valuation of intangibles, investments and other long-lived assets, restructuring accruals, license and service revenue recognition, taxes and contingencies.  The Company bases its estimates on various factors and information which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third party professionals that are believed to be reasonable under the circumstances, the results of which form the basis for taking judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Revenue is derived from software licenses and related services, which include implementation and integration of software solutions, post contract support, training, hosting and consulting.

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

Service revenue primarily comprises revenue from consulting fees, maintenance contracts, training and hosting fees.  Service revenue from consulting, hosting and training is recognized as the service is performed.  Maintenance contracts include the right to unspecified upgrades and ongoing support.  Maintenance revenue is deferred and recognized ratably as services are provided over the maintenance period.

License and service revenue on contracts involving significant implementation, customization or services, that are essential to the functionality of the software is recognized over the period of each engagement, primarily using the percentage-of-completion method. Labor hours incurred is generally used as the measure of progress towards completion as prescribed by SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts.” Revenue for these arrangements is classified as license revenue and service revenue based upon estimates of fair value for each element, and the revenue is recognized based on the percentage-of-completion ratio for the arrangement. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. The Company considers a project completed when all contractual obligations have been met (generally the go live date).

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

Product returns are recorded as a reduction of revenue. Accordingly, the Company has established a product returns reserve composed of 100% of product inventories held at the Company’s distribution partners, as well as an estimated amount for returns from customers of the distributors and other resellers as a result of stock rotation and obsolete products. Such reserves are based on:

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

Stock-Based Compensation

The Company accounts for non-cash stock-based employee compensation using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees and Related Interpretations,” and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosures.”  Stock and other equity instruments issued to non-employees is accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue (EITF) No. 96-18, “Accounting for Equity Instruments Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services” and valued using the Black-Scholes model.  Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 28.

If compensation cost for the Company’s stock plans had been determined consistent with SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company’s net loss and loss per common share would have been adjusted to the pro-forma amounts indicated below (in thousands, except per common share data):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004

Net loss as reported	$(4,361)	$(2,184)	$(8,841)	$(7,697)
Add: Stock-based employee compensation expense (recovery) included in reported net loss	70	(535)	(9)	729
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	1,782	1,127	4,280	2,926
Pro forma net loss	$(6,073)	$(3,846)	$(13,130)	$(9,894)

Basic and diluted net loss per common share as reported	$(0.07)	$(0.03)	$(0.14)	$(0.14)

Basic and diluted pro forma net loss per common share	$(0.09)	$(0.06)	$(0.20)	$(0.18)

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

Note 2  Recently Issued Accounting Pronouncements

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

Contingently Convertible Debt on Diluted Earnings per Share

In October 2004, the EITF reached a consensus on EITF No. 04-8 “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” that the dilutive effect of contingent convertible debt instruments (“CoCo’s”) must be included in diluted earnings per share regardless of whether the triggering contingency has been satisfied, if dilutive. Adoption of EITF No. 04-08 would be on a retroactive basis and would require restatement of prior period diluted earnings per share, subject to certain transition provisions.  It is effective for all periods ending after December 15, 2004.  Due to the losses the Company incurred for the three and nine months ended April 30, 2005, diluted net loss per share does not differ from basic net loss per share, since potential shares of common stock issuable upon the conversion of the convertible debt are anti-dilutive for all periods presented.  EITF No. 04-8 could have a future impact on the Company’s results of operations in the event that the potential shares of common stock issuable upon conversion of the convertible debt were included in the diluted earnings per share calculation.

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

Discontinued Operations

In November 2004, the EITF reached a consensus on No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.”  EITF No. 03-13 relates to components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. EITF No. 03-13 allows significant events or circumstances that occur after the balance sheet date but before the issuance of financial statements to be taken into consideration in the evaluation of whether a component should be presented as discontinued or continuing operations, and modifies assessment period guidance to allow for an assessment period greater than one year.  The consensus in EITF No. 03-13 was effective for the Company beginning February 1, 2005. The impact to the Company of adopting EITF Issue No. 03-13 will depend on the nature and extent of any long-lived assets disposed of or held for sale after the effective date, but the Company does not currently expect EITF No. 03-13 to have a material impact on its consolidated results of operations, cash flows or financial position.

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

On March 29, 2005, the SEC staff issued Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment” to express the views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  The Company is currently in the process of implementing SFAS No. 123R, effective as of August 1, 2005, and will take into consideration the additional guidance provided by SAB No. 107 in connection with the implementation of SFAS No. 123R.

Tax Deduction Provided For In the American Jobs Creation Act of 2004

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of SFAS No. 109 to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” This staff position provides guidance for the accounting of a deduction provided to U. S. manufacturing companies and is effective immediately. The Company believes the adoption of this position will not currently have a material effect on its financial position or results of operations due to the Company’s net operating losses. However, there is no assurance that there will not be a material impact in the future.

Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004

In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. This position provides accounting and disclosure guidance for the repatriation provision. The Company does not believe the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 nor the FASB Staff Position will have a material impact on its financial condition or results of operations.

Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, ‘Accounting for Asset Retirement Obligations.’ ”  FIN No. 47 clarifies when an entity would be required to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability’s fair value can be reasonably estimated. Uncertainty surrounding the timing and method of settlement that may be conditional on events occurring in the future would be factored into the measurement of the liability rather than the recognition of the liability.  FIN No. 47 is effective for fiscal years ending after December 15, 2005.  The Company is currently assessing the impact that the interpretation may have on its consolidated financial position and results of operations.

Note 3  Balance Sheets Components

Inventories consist of the following (in thousands):

	April 30, 2005	July 31, 2004
Raw materials	$28	$54
Finished goods and work-in-process	5	15
Inventories	$33	$69

Note 4  Acquisitions

The Company acquired Tourmaline Networks, Inc. in March 2005.  In addition, the following acquisitions were closed in fiscal 2004: SoftVision SRL’s workforce through a transfer agreement;  SPL Worldgroup Software, Inc., SPL Worldgroup Ltd. and Search Software America Pty. Ltd., or collectively SSA and now called Identity Systems; Synchrologic, Inc.; and Spontaneous Technology, Inc.  The Tourmaline, Identity Systems, Synchrologic and Spontaneous Technology transactions were accounted for as a business combination under SFAS No. 141, “Business Combinations.” The SoftVision workforce transfer was accounted for as an asset purchase.

Tourmaline Networks, Inc.

On March 1, 2005, the Company completed its acquisition of all of the issued and outstanding stock of Tourmaline Networks, Inc., a privately held developer and marketer of mobile email based on QUALCOMM’s BREW® solution headquartered in San Diego, California.  Under the terms of an Agreement and Plan of Merger, dated as of February 9, 2005, the outstanding shares of Tourmaline common stock were converted into the right to receive (i) an aggregate of approximately $4,118,000 in aggregate initial cash consideration and (ii) an aggregate of up to $2,881,918 in cash earnout consideration (based on future revenue generated by the Company from the former Tourmaline client base), subject to the deposit of a certain portion of the initial cash consideration and earnout consideration in escrow to be available to compensate Intellisync pursuant to the indemnification obligations of the holders of Tourmaline common stock.  The earnout consideration is due and payable shortly following the first anniversary of the acquisition.

The condensed consolidated financial statements include the results of operations of Tourmaline since the date of acquisition. Under the purchase method of accounting, the total purchase price was allocated to Tourmaline’s net tangible and intangible assets based upon their estimated fair value as of the acquisition date. The purchase price of $4,218,000 (including estimated acquisition costs of $100,000) was assigned to the fair value of the assets acquired, including the following (in thousands):

Tangible assets acquired	$342
Deferred tax assets	795
Liabilities assumed	(275)
Deferred tax liability assumed	(795)
Developed and core technology	712
Customer base	1,285
Goodwill	2,154
$4,218

In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred tax liabilities of approximately $795,000 have been recorded for the tax effect of the amortizable intangible assets. Deferred tax assets of $795,000 have also been recorded by the Company to account for the tax effect of the Company’s net operating loss and credit carryforwards.

Tangible assets acquired, which includes $23,000 of cash, and liabilities assumed were valued at their respective carrying amounts as the Company believes that these amounts approximated their current fair values at the acquisition date. The valuation of identifiable intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions.  This allocation was generally based on the fair value of these assets determined using the income approach.

An estimate of $2,154,000 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but will be tested for impairment at least annually.

The purchase price allocation for Tourmaline is subject to further revision as more detailed analysis is completed and additional information on the fair values of Tourmaline’s assets and liabilities becomes available. Any change in the fair value of the net assets of Tourmaline will change the amount of the purchase price allocable to goodwill. Final purchase accounting may therefore differ materially from the information presented above.

Of the total purchase price, $1,997,000 was allocated to amortizable intangibles included in the above list. The amortizable intangible assets are being amortized using an accelerated method according to the expected cash flows to be received from the underlying assets over their respective estimated useful life of three to six years. Refer to Note 5.

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

Identity Systems (formerly Search Software America)

On March 16, 2004, the Company completed its acquisition of all of the issued and outstanding stock of SPL Worldgroup Software, Inc., SPL Worldgroup Ltd. and Search Software America Pty. Ltd., or collectively SSA , privately held divisions of SPL WorldGroup and headquartered in Sydney, Australia, pursuant to a Stock Purchase Agreement dated as of February 24, 2004.  SSA, now called Identity Systems, with operations in the United States, United Kingdom, and Australia, is a developer of solutions that enhance the ability to find, match and group (synchronize) identity data within computer systems and network databases. Under the terms of the stock purchase agreement, the Company paid cash of $22,129,000.

The condensed consolidated financial statements include the results of operations of Identity Systems since the date of acquisition. Under the purchase method of accounting, the total purchase price was allocated to Identity System’s net tangible and intangible assets based upon their estimated fair value as of the acquisition date. The purchase price of $22,179,000 (including acquisition costs of $50,000) was assigned to the fair value of the assets acquired, including the following (in thousands):

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

$8,019,000 was allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but will be tested for impairment at least annually.

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
$67,037

In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred tax liabilities of approximately $6,094,000 have been recorded for the tax effect of the amortizable intangible assets. Deferred tax assets of $6,094,000 have also been recorded by the Company to account for the tax effect of Synchrologic’s net operating loss and credit carryforwards.

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

Spontaneous Technology, Inc.

On September 17, 2003, the Company consummated the acquisition of Spontaneous Technology, Inc. of Salt Lake City, Utah, a provider of enterprise secure Virtual Private Network, or sVPNTM, software designed to extend existing corporate applications to most wireless devices. Under the terms of the agreement, the Company issued a total of 869,259 shares of Intellisync’s common stock valued at approximately $2,999,000 using the five-trading-day average price surrounding the date the acquisition was announced of $3.45 per share, less registration costs. The number of shares were calculated using the average price of the Company’s common stock for ten consecutive trading days ended three business days prior the date of acquisition.  Later during fiscal 2004, Intellisync paid cash of approximately $752,000 for the satisfaction of another pre-acquisition clause related to an acquired customer contract. There were also 224,417 additional shares released from escrow during fiscal 2005 that were issued upon satisfaction of a pre-acquisition clause.  Additionally, Intellisync was required to pay Spontaneous Technology additional consideration of up to $7,000,000 in shares of Intellisync’s common stock. The additional consideration was contingent upon the amount of Intellisync’s revenue associated with sales of its products including certain technology of Spontaneous Technology during the period ended September 30, 2004. The earnout period ended with Intellisync’s aggregate revenue on products associated with Spontaneous Technology amounting to less than the given earnout threshold. Consequently, no additional consideration was paid to Spontaneous Technology.

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

Unaudited Pro Forma Consolidated Combined Results

The following unaudited pro-forma consolidated financial information reflects the results of operations for the three and nine months ended April 30, 2005 and 2004, as if Tourmaline, Identity Systems, Synchrologic and Spontaneous Technology acquisitions had occurred on the beginning of each period presented and after giving effect to purchase accounting adjustments. The effect of SoftVision’s transfer of workforce has been excluded from the pro forma financial information as amounts are considered immaterial to the Company.

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions in aggregate actually taken place on the beginning of each period presented. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operation (in thousands, except per share data):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004

Pro forma revenue	$15,386	$12,339	$44,544	$40,940

Pro forma net loss	$(4,407)	$(1,949)	$(5,377)	$(11,811)

Pro forma basic and diluted net loss per common share	$(0.07)	$(0.03)	$(0.08)	$(0.18)

The effect of the in-process research and development charges has been excluded in the above unaudited pro forma consolidated financial information as they represent non-recurring charges directly related to the acquisitions.

Note 5  Goodwill, Developed and Core Technology and Other Intangible Assets

The following table sets forth the changes in goodwill during the first two quarters of fiscal 2005 (in thousands):

Goodwill
Balance at July 31, 2004	$65,288
Acquired from Tourmaline	1,911
Foreign exchange effects on non-US dollar-denominated goodwill	94
Balance at April 30, 2005	$67,293

Other intangible assets, net, consist of the following (in thousands, except weighted average useful life):

	Weighted Average Useful Life	April 30, 2005			July 31, 2004
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed and core technology	4.3 years	$22,536	$(8,964)	$13,572	$21,237	$(5,370)	$15,867
Patents	4.0 years	1,680	(610)	1,070	1,680	(298)	1,382
Trademarks	2.5 years	250	(160)	90	250	(75)	175
Customer base	5.1 years	14,676	(3,822)	10,854	13,129	(1,472)	11,657
Covenant not-to-compete	2.0 years	105	(93)	12	105	(54)	51
Existing contracts	16.5 months	313	(306)	7	313	(296)	17
Acquired workforce	16 months	724	(453)	271	724	(45)	679
		$40,284	$(14,408)	$25,876	$37,438	$(7,610)	$29,828

Other intangible assets as of April 30, 2005 include a total of approximately $1,997,000 amortizable identifiable intangibles obtained from the Company’s acquisition of Tourmaline during the third quarter of fiscal 2005.  The foreign exchange effects on non-US dollar-denominated intangibles and associated accumulated depreciation were $849,000 and $107,000, respectively, for the first three quarters of fiscal 2005.

The amortization of developed technology amounted to $1,187,000 and $3,515,000 for the three and nine months ended April 30, 2005, respectively, and $990,000 and $1,543,000 for the corresponding periods in fiscal 2004.  The amortization of other intangible assets amounted to $1,074,000 and $3,176,000 for the three and nine months ended April 30, 2005, respectively, and $679,000 and $1,003,000 for the corresponding periods in fiscal 2004.

Based on acquisitions completed as of April 30, 2005, the estimated future amortization expense of other intangible assets is as follows (in thousands):

	Developed and Core Technology	Other Intangibles
Three months ending July 31, 2005	$1,183	$1,056
Fiscal year ending July 31,
2006	4,624	3,614
2007	4,381	3,076
2008	2,046	1,793
2009	685	955
2010	456	679
Thereafter	197	1,131
	$13,572	$12,304

Note 6  Restructuring Accrual

The Company implemented a number of cost-reduction plans aimed at reducing costs that were not integral to its overall strategy, better aligning its expense levels with current revenue levels and ensuring conservative spending during periods of economic uncertainty.  These initiatives included a reduction in workforce and facilities consolidation.

The following table sets forth the activities in the restructuring accrual account during the first three quarters of fiscal 2005 (in thousands):

Consolidation of Excess Facilities
Balance at July 31, 2004	$1,080
Cash payments	(330)
Balance at October 31, 2004	$750
Cash payments	(218)
Balance at January 31, 2005	$532
Cash payments	(225)
Balance at April 30, 2005	$307

The remaining unpaid amount as of April 30, 2005 of $307,000 related to the net lease expense due to the consolidation of excess facilities, will be paid over the respective lease terms through June 2006 using cash from operations.

The current and long-term portions of the restructuring accrual of $267,000 and $40,000 are classified as “Accrued Liabilities” and “Other Liabilities,” respectively, in the condensed consolidated balance sheet as of April 30, 2005.

The Company continually evaluates the balance of the restructuring reserve it records in prior periods based on the remaining estimated amounts to be paid.  Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

Note 7  Long-Term Debt

The following table sets forth the Company’s long-term obligations, excluding capital lease obligations (in thousands):

	April 30, 2005	July 31, 2004
3% convertible senior notes, interest due semi-annually, principal due in March 2009	$57,884	$58,443
Interest rate swap fair value hedge adjustment on $60 million of 3% convertible senior notes	2,116	1,557
	60,000	60,000
Less: current portion	—	—
Long-term portion	$60,000	$60,000

3% Convertible Senior Notes

During the third quarter of fiscal 2004, the Company completed the offering of $60,000,000 of convertible senior notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The notes are senior unsecured obligations of Intellisync and rank junior to any future secured debt, on a parity with all of the Company’s other existing and future senior unsecured debt and prior to any existing or future subordinated debt. As of April 30, 2005, the Company had no other senior or subordinated debt, except for ordinary course trade payables. The Company may not redeem any of the notes prior to their maturity. Holders, however, may require the Company to repurchase the notes upon some types of change in control transactions. The notes will mature on March 1, 2009 unless earlier converted or redeemed. Neither the Company nor any of its subsidiaries are subject to any financial covenants under the indenture. In addition, neither the Company nor any of its subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing its securities.

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

Interest Rate Swap

During fiscal 2004, the Company entered into two interest rate swap agreements with a financial institution on a total notional amount of $60,000,000, whereby the Company receives fixed-rate interest of 3% in exchange for variable interest payments.  The interest rate swaps expire upon the maturity of the Company’s $60,000,000, 3% convertible senior notes in March 2009, and effectively convert fixed-rate notes into variable-rate borrowings. The interest rate is reset semi-annually and is equal to the 6-month LIBOR rate less a rate spread. The total variable interest rate, approximately 2.9% at April 30, 2005, resulted in interest expense savings relative to fixed rates of approximately $486,000 for the first three quarters of fiscal 2005. Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, this arrangement has been designated and qualifies as an effective fair value hedge of interest rate risk related to the $60,000,000 convertible senior notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying value of the hedged debt, and therefore do not impact the Company’s net earnings. As of April 30, 2005, the fair value of the interest rate swaps was approximately $2,116,000 and recorded in “Other Liabilities” with an equal adjustment recorded to the carrying value of the $60,000,000 convertible senior notes.

Refer to Note 8 for the description of the collateral required on the interest rate swap.

Note 8  Commitments and Contingencies

Leases

During the first quarter of fiscal 2005, the Company entered into a capital lease agreement for computer peripherals, which expires in September 2007.  In addition, during fiscal 2004, the Company entered into a capital lease agreement for a phone system, which expires in February 2008. Assets and future obligations related to the capital leases are included in the accompanying condensed consolidated balance sheet as of April 30, 2005 in property and equipment and in the respective liability accounts, respectively. Current and long-term portions of the capital leases amounted to $149,000 and $250,000, respectively, at April 30, 2005. Depreciation of assets held under the capital leases is included in depreciation and amortization expense.

The Company leases its facilities under operating leases that expire at various dates through December 2008. The total amount of rental payments due over the lease term is being charged to rent on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “deferred rent” which is included in current liabilities in the accompanying balance sheets. Deferred rent was approximately $301,000 at April 30, 2005. Total rent expense was approximately $645,000 and $1,851,000 for the three and nine months ended April 30, 2005, respectively, and approximately $499,000 and $1,152,000 for the corresponding periods in fiscal 2004.

Future minimum lease payments for all non-cancelable capital and operating lease agreements at April 30, 2005, were as follows (in thousands):

	Total	Three months ending July 31, 2005	Fiscal year ending July 31,
			2006	2007	2008	2009
Capital lease obligation(1)	$438	$44	$177	$177	$40	$—
Operating leases:
Operating leases	5,225	924	2,786	766	544	205
Proceeds from subleases	(162)	(116)	(46)	—	—	—
Net operating leases	5,063	808	2,740	766	544	205
Future minimum lease payments	$5,501	$852	$2,917	$943	$584	$205

(1) Includes interest payments due.

Guarantees

The Company has three letters of credit that collateralize certain operating lease obligations and total approximately $369,000 and $397,000 at April 30, 2005 and July 31, 2004, respectively.  The Company collateralizes these letters of credit with cash deposits made with three of its financial institutions and has classified the short-term and the long-term portions of approximately $187,000 and $182,000 at April 30, 2005, and $101,000 and $296,000 at July 31, 2004 as “Other Current Assets” and  “Restricted Cash,” respectively, in the condensed consolidated balance sheets.  The long-term portion expires through June 2006.  The holders of the letters of credit are able to draw on each respective letter of credit in the event that the Company is found to be in default of its obligations under each of its operating leases.

Under the terms of the interest rate swap agreement into which the Company entered during fiscal 2004, the Company must provide collateral to match any unfavorable mark-to-market exposure (fair value) on the swap. The amount of collateral required totals a minimum of $1,800,000 plus an amount equal to the unfavorable mark-to-market exposure on the swap. Generally, the required collateral will rise as interest rates rise. As of April 30, 2005, and July 31, 2004, the Company has posted approximately $3,797,000 and $3,736,000, respectively, of collateral under this swap agreement which is included in “Restricted Cash” in its condensed consolidated balance sheet.

In the event of early termination of the Company’s service agreement with eˆdeltacom, a division of ITC^DeltaCom, Inc. and a managed service provider, the Company may be required to pay eˆdeltacom a penalty fee of up to approximately $45,000.

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

Basic and diluted net loss per common share were calculated as follows (in thousands, except per common share amounts):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
Numerator:
Net loss	$(4,361)	$(2,184)	$(8,841)	$(7,697)

Denominator:
Weighted average shares outstanding used to compute basic and diluted net loss per common share	66,523	63,859	65,451	55,575

Basic and diluted net loss per common share	$(0.07)	$(0.03)	$(0.14)	$(0.14)

All common shares that were held in escrow or that were subject to repurchase by the Company, totaling approximately zero and 1,389,000 as of April 30, 2005 and 2004, respectively, were excluded from basic and diluted net loss per common share calculations.

Potential common shares attributable to stock options, convertible senior notes, shares held in escrow and shares subject to repurchase by the Company of 27,701,165 and 25,784,894 were outstanding at April 30, 2005 and 2004, respectively. However, as a result of a net loss incurred by the Company in the three and nine months ended April 30, 2005 and 2004, none of the in-the-money potential common shares were included in the weighted average outstanding shares (using the treasury stock method) used to calculate net loss per common share because the effect would have been antidilutive.

Note 10  Comprehensive Loss

Accumulated other comprehensive loss consists of net unrealized gain/loss on available for sale investments and foreign currency translation adjustments.  Total comprehensive loss for the three and nine months ended April 30, 2005 and 2004, respectively, is presented in the following table (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
Net loss	$(4,361)	$(2,184)	$(8,841)	$(7,697)
Other comprehensive income (loss):
Change in net unrealized income (loss) on investments	18	(47)	(7)	(81)
Realized loss on investments	(10)	—	(10)	—
Change in currency translation adjustments	7	(32)	1,063	23
Total other comprehensive income (loss)	15	(79)	1,046	(58)
Total comprehensive loss	$(4,346)	$(2,263)	$(7,795)	$(7,755)

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

Revenue is attributed to regions based on the location of customers. Revenue information by geographic region is as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
United States	$10,287	$7,658	$29,704	$19,291
Japan	677	1,174	2,053	4,547
Other International	4,273	2,175	12,038	5,188
Total revenue	$15,237	$11,007	$43,795	$29,026

Revenue information by product group is as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
Enterprise and retail products	$7,803	$6,576	$25,880	$14,172
Technology licensing components	7,434	4,431	17,915	14,854
Total revenue	$15,237	$11,007	$43,795	$29,026

The Company’s enterprise and retail products include Intellisync® Handheld Edition, Intellisync Handheld Edition for Enterprise, Intellisync Phone Edition, Intellisync Mobile Suite® and Identity Search Server, as well as related support and maintenance. Technology licensing components include various licensed technology platforms, including Intellisync Mobile Suite, Identity Search Server, Intellisync goAnywhere, Intellisync Software Development Platform, Intellisync Server-to-Server, professional services, hosting services, non-recurring engineering services and related maintenance contract programs.  Technology licensing components also include our Tourmaline products such as Soda-Pop Mail®, Email Executive™, AOL® Mail and Eudora2go

One customer accounted for 11% of the Company’s total revenue for the three months ended April 30, 2005. No customers accounted for more than 10% of the Company’s total revenue for the nine months ended April 30, 2005 and for the three and nine months ended April 30, 2004.

Goodwill information by geographic region is as follows (in thousands):

	April 30, 2005	July 31, 2004
United States	$60,691	$58,780
United Kingdom	4,922	4,828
Other International	1,680	1,680
Total goodwill	$67,293	$65,288

Other long-lived asset information by geographic region is as follows (in thousands):

	April 30, 2005	July 31, 2004
United States	$27,362	$29,829
United Kingdom	1,776	2,030
Australia	5,624	6,209
Other International	503	416
Total long-lived assets	$35,265	$38,484

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Form 10-Q and in conjunction with the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations in our Form 10-K for the fiscal year ended July 31, 2004.  This quarterly report on Form 10-Q, and in particular management’s discussion and analysis of financial condition and results of operations, contains forward-looking statements regarding future events or our future performance that involve certain risks and uncertainties including those discussed in “Factors That May Affect Future Operating Results” below.  In this Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements.  All statements that address operating performance, our stock price, expectations regarding the impact  of litigation, events or developments that we expect or anticipate will occur in the future, including statements relating to planned product releases and composition of revenue, both in terms of segment and geographical source and our expectations as to the future revenue from our enterprise and retail products, are forward-looking statements.  Such forward-looking statements are based on management’s current views and assumptions regarding future events and operating performance, and speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.  Actual events or our actual future results may differ materially from any forward-looking statements due to the risks and uncertainties outlined below.

Management’s discussion and analysis includes:

•                  A business overview.

•                  Estimates, assumptions and critical accounting policies.

•                  A comparison of our results of operations in the three and nine months ended April 30, 2005 with the results in the corresponding periods in fiscal 2004.

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

Recent Event

On March 1, 2005, we completed our acquisition of all of the issued and outstanding stock of Tourmaline Networks, Inc., a privately held developer and marketer of mobile email based on QUALCOMM’s BREW® solution headquartered in San Diego, California.  Refer to the discussion under the caption “Liquidity and Capital Resources” set forth below for more information.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004

Revenue
License	63.3%	68.2%	65.4%	70.1%
Services	36.7	31.8	34.6	29.9
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost and operating expenses:
Cost of revenue	16.6	20.3	16.9	19.5
Amortization of developed and core technology	7.8	9.0	8.0	5.3
Research and development	25.0	31.8	24.7	27.9
Sales and marketing	53.9	41.9	45.8	39.5
General and administrative	14.6	14.4	14.6	20.3
Amortization of intangibles	7.0	6.2	7.2	3.5
In-process research and development	—	7.0	—	12.6
Other charges	—	2.3	—	3.2
Total cost and operating expenses	124.9	132.9	117.2	131.8
Operating loss	(24.9)	(32.9)	(17.2)	(31.8)
Other income (expense):
Interest income	2.0	1.6	1.8	1.4
Interest expense	(2.6)	(0.9)	(2.1)	(0.3)
Other, net	(1.0)	(0.9)	(1.4)	(0.3)
Litigation settlement gain, net	—	14.3	—	5.4
Total other income (expense)	(1.6)	14.1	(1.7)	6.2
Loss before income taxes	(26.5)	(18.8)	(18.9)	(25.6)
Provision for income taxes	(2.1)	(1.1)	(1.3)	(0.9)
Net loss	(28.6)%	(19.9)%	(20.2)%	(26.5)%

Revenue

	Three Months Ended April 30,			Nine Months Ended April 30,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
Total revenue	$15,237	38.4%	$11,007	$43,795	50.9%	$29,026

We derive revenue from two primary sources: software licenses and fees for services. The increase in revenue for the three and nine months ended April 30, 2005 was primarily due from revenue contributions of Synchrologic, Inc. and Identity Systems (formerly Search Software America, or SSA) product sales, both of which we acquired during fiscal 2004.  The increase was also brought about by the continued fundamental shift in our customer base and revenue streams as we launched new wireless products and ramped up our wireless email solution with the global wireless market.

While the market for smartphones and other wireless mobile devices has grown recently, the market for wired or traditional personal digital assistants, or PDAs, has continued to face challenges. The overall decline in traditional PDA sales has had a direct impact on sales of our Intellisync products through the consumer and online channels, where sales of our synchronization software typically occur at the same time a PDA is purchased, or shortly thereafter. Due to this decline, our retail revenue, which consists of sales to distributors and direct sales to end-users, decreased during the first three quarters of fiscal 2005.

•                  License Revenue

	Three Months Ended April 30,			Nine Months Ended April 30,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
License revenue	$9,643	28.4%	$7,512	$28,662	40.9%	$20,336
As percentage of total revenue	63.3%		68.2%	65.4%		70.1%

License revenue is earned from the sale and use of software products (including our technology licensing components) and royalty agreements with original equipment manufacturers, or OEMs. The increase in license revenue in absolute dollars for the three months ended April 30, 2005 as compared with that for the corresponding period of fiscal 2004 reflected an increase of $1,395,000 in revenue from technology licensing components and $736,000 in revenue from enterprise products.  The increase in license revenue in absolute dollars for the nine months ended April 30, 2005 as compared with that for the corresponding period of fiscal 2004 reflected an increase of $6,536,000 in revenue from enterprise products and an increase of $1,790,000 in revenue from technology licensing components. A significant portion of the increase in our enterprise revenue was contributed by Synchrologic, Inc. (acquired in December 2003), particularly Intellisync Mobile Suite, and Identity Systems (acquired in March 2004) product sales.   The decrease in license revenue as a percentage of total revenue was primarily due to the increase in service revenue in the three and nine months ended April 30, 2005 as described below.

•                  Service Revenue

	Three Months Ended April 30,			Nine Months Ended April 30,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
Service revenue	$5,594	60.1%	$3,495	$15,133	74.1%	$8,690
As percentage of total revenue	36.7%		31.8%	34.6%		29.9%

Service revenue is derived from fees for services, including fixed-price and time-and-materials professional services arrangements and amortization of maintenance contract programs.  The increase in service revenue for the three months ended April 30, 2005 as compared with that for the corresponding period of fiscal 2004 resulted from a total increase of $2,756,000 brought about by an increase in amortization of our maintenance contract programs relating to the increase in license revenue, as well as revenue from our hosting services.  This increase was offset by a $657,000 decrease in professional service revenue associated with our technology licensing partners.  The increase in service revenue for the nine months ended April 30, 2005 as compared with that for the corresponding period of fiscal 2004 reflected an increase of $8,055,000 in revenue from our maintenance contract programs and hosting services, slightly offset by $1,612,000 decrease in professional service revenue.

In any period, service revenue from time and materials contracts is dependent, among other things, on license transactions closed during the current and preceding quarters and customer decisions regarding implementations of licensed software.

Enterprise and Retail Products

	Three Months Ended April 30,			Nine Months Ended April 30,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
Enterprise and retail products	$7,803	18.7%	$6,576	$25,880	82.6%	$14,172
As percentage of total revenue	51.2%		59.7%	59.1%		48.8%

Our enterprise and retail products revenue includes sales to retail distribution channels, as well as direct sales of our personal and server products licensed to corporations for internal use. Enterprise and retail products include Intellisync Handheld Edition, Intellisync Handheld Edition for Enterprise, Intellisync Phone Edition, Intellisync Mobile Suite and Identity Search Server (formerly Identity Systems), as well as related support and maintenance. Enterprise sales frequently involve large up-front license fees, which can result in lengthy sales cycles and uncertainties as to the timing of sales driven by customers’ budgetary processes. As a result, we generally have less visibility into future enterprise sales than is typically the case in our royalty-based technology licensing business. In addition, while enterprise sales generally result in ongoing maintenance revenue and may lead to follow-on purchases or upgrades, we are typically dependent on sales to new customers for a significant portion of our enterprise revenue in a given quarter.

The increase in enterprise and retail products revenue for the three months ended April 30, 2005 as compared with that for the corresponding period of fiscal 2004 resulted from contributions of $1,503,000 from Identity Systems and Synchrologic products and an increase of $987,000 in revenue from amortization of support and maintenance based on a higher license revenue base.  This increase was slightly offset by a $1,263,000 decrease in revenue from Intellisync Handheld Edition for Enterprise and in retail sales of our Intellisync software.  The increase in enterprise and retail products revenue for the nine months ended April 30, 2005 as compared with that for the corresponding period of fiscal 2004 resulted from contributions of $9,576,000 from Identity Systems and Synchrologic products and an increase of $4,948,000 in revenue from amortization of support and maintenance, slightly offset by a $2,816,000 decrease in revenue from retail sales of our Intellisync software.  Less emphasis on marketing of Intellisync Handheld Edition for Enterprise, and more on the transition of our enterprise server offering to Intellisync Mobile Suite, during the most recent quarters contributed to the decrease in revenue from Intellisync Handheld Edition for Enterprise.  We expect revenue in absolute dollars from enterprise and retail products to remain at the current level or decrease in the following quarter, which we believe will occur as a result of seasonal factors in the enterprise and retail business inherent with the summer, as well as of continued decrease in revenue related to our legacy products.

Technology Licensing Components

	Three Months Ended April 30,			Nine Months Ended April 30,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
Technology licensing components	$7,434	67.8%	$4,431	$17,915	20.6%	$14,854
As percentage of total revenue	48.8%		40.3%	40.9%		51.2%

Technology licensing components include various licensed technology platforms, including Intellisync Mobile Suite, Intellisync goAnywhere, Intellisync Software Development Platform, Intellisync Server-to-Server, professional services, non-recurring engineering services and related maintenance contract programs.  The increase in technology licensing revenue for the three months ended April 30, 2005 as compared with that for the corresponding period of fiscal 2004 resulted from contributions of $3,164,000 from Intellisync Software Development Platform and hosting service revenue, offset slightly by a $161,000 decrease in revenue from professional services.  Revenue from hosting services grew in the quarter through a combination of growth from existing carrier customers and the signing of several new carrier contracts during the quarter.  The increase in technology licensing revenue for the nine months ended April 30, 2005 as compared with that for the corresponding period of fiscal 2004 resulted from contributions of $4,896,000 from Intellisync Software Development Platform and hosting service revenue, offset slightly by $1,835,000 decrease in revenue from professional services.  We expect that a further increase in revenue from our carrier business during the next quarter will result in an overall increase in our technology licensing revenue as compared with the recent previous quarters.

International Revenue

	Three Months Ended April 30,			Nine Months Ended April 30,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
International revenue	$4,950	47.8%	$3,349	$14,091	44.7%	$9,735
As percentage of total revenue	32.5%		30.4%	32.2%		33.5%

The year-over-year increase in our international revenue represented 38% and 29% of our total revenue increase for the three and nine months ended April 30, 2005.  Our international revenue growth, in absolute dollars, was a result of a number of factors including an increase in the number of our international technology licensing partners, particularly in Europe; the full-quarter and the full nine-month revenue effect of Identity Systems during fiscal 2005; an increase in the number of sales people worldwide; and the effect of foreign exchange translation.  The slight decrease in international revenue as a percentage of total revenue for the nine months ended April 30, 2005, on the other hand, is primarily due to increased revenue from our newer offerings in the United States. We expect that our acquisitions of Synchrologic and Identity Systems will further strengthen our presence in Europe, as well as in Asia-Pacific. We believe, however, that international revenue will fluctuate on a quarter to quarter basis as we periodically enter into new agreements for professional services and new international partner contracts for technology licensing. International revenue may be subject to certain risks not normally encountered in operations in the United States, including exposure to tariffs, various trade regulations, fluctuations in currency exchange rates, as well as international software piracy as described more fully in “Factors That May Affect Future Operating Results” set forth below. We believe that continued growth will require further expansion in international markets. We have utilized and will likely continue to utilize substantial resources both to expand and establish international operations in the future.

Top Customers

One customer accounted for 11% of our total revenue for the three months ended April 30, 2005. No customers accounted for more than 10% of our total revenue for the nine months ended April 30, 2005 and for the three and nine months ended April 30, 2004.

Cost of Revenue

	Three Months Ended April 30,			Nine Months Ended April 30,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
Cost of revenue	$2,537	13.4%	$2,237	$7,397	30.5%	$5,667
As percentage of total revenue	16.6%		20.3%	16.9%		19.5%

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

The increase in cost of revenue in absolute dollars reflected the effect of planned increases in mobile hosting and post-sales support infrastructure.  The increase in overall revenue contributed to improvement in our gross margins for the three and nine months ended April 30, 2005.  In future periods, cost of revenue may further fluctuate from quarter to quarter due to potential changes in the infrastructure and other requirements of our hosting operations to meet carriers demand. These changes, which may be costly, are difficult to forecast. In addition, our cost of revenue is primarily driven by our expectation for different margin characteristics within and between license and service revenue as well as the expected mix between products and channels.

Amortization of Developed and Core Technology

	Three Months Ended April 30,			Nine Months Ended April 30,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
Amortization of developed and core technology	$1,187	19.9%	$990	$3,515	127.8%	$1,543
As percentage of total revenue	7.8%		9.0%	8.0%		5.3%

The increase in the amortization of developed and core technology was primarily due to the amortization of the recently purchased technology from Tourmaline, as well as the impact of a full-quarter amortization of the purchased technology from Identity Systems in the three months ended April 30, 2005, and a full-nine months amortization of the purchased technology from Synchrologic and Identity Systems in the nine months ended April 30, 2005. Based on acquisitions completed as of April 30, 2005, we expect the future amortization expense of developed and core technology to be as follows (in thousands):

Three months ending July 31, 2005	$1,183
Fiscal year ending July 31,
2006	4,624
2007	4,381
2008	2,046
2009	685
2010	456
Thereafter	197
$13,572

We expect that we may acquire additional developed and core technology associated with any acquisitions we may complete in the future.  As a result, we may further increase our amortization expense of developed and core technology.

Research and Development

	Three Months Ended April 30,			Nine Months Ended April 30,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
Research and development	$3,810	9.0%	$3,495	$10,819	33.6%	$8,098
As percentage of total revenue	25.0%		31.8%	24.7%		27.9%

Research and development expenses consist primarily of salaries and other related costs for research and development personnel, quality assurance personnel, product localization, fees to outside contractors and the cost of facilities and depreciation of capital equipment. We invest in research and development both for new products and to provide continuing enhancements to existing products. Our engineering group is currently focused on developing new functionality for wireless handhelds, smartphones, laptops and tablets, at extending our core synchronization technology to increase scalability and extensibility, and at supporting next generation wireless technology and device platforms.  The increase in research and development spending in absolute dollars was due to the relative impact of the acquired workforce of approximately six engineers from the acquisition of Tourmaline during the third quarter of fiscal 2005 and 71 engineers from the acquisition of Spontaneous Technology, Inc., Synchrologic and Identity Systems during the first three quarters of fiscal 2004.   The decrease in research and development expense as a percentage of revenue was due to an increase in overall revenue.

Sales and Marketing

	Three Months Ended April 30,			Nine Months Ended April 30,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
Sales and marketing	$8,209	78.0%	$4,612	$20,055	75.0%	$11,463
As percentage of total revenue	53.9%		41.9%	45.8%		39.5%

Sales and marketing expenses consist primarily of salaries, commissions, promotional expenses (marketing and sales literature and presentations), marketing programs (trade shows, public relations) and other costs relating to sales and marketing employees, as well as to technical support personnel associated with pre-sales activities such as building brand awareness, performing product and technical presentations and answering customers’ product and service inquiries. Sales and marketing expenses increased year-over-year as a result of an increase in number of sales people worldwide and in sales commissions effecting an increase in personnel costs of $1,783,000 and $5,127,000 for the three and nine months ended April 30, 2005, respectively.  We acquired 22 new sales and marketing employees from Synchrologic and 11 from Identity Systems during fiscal 2004.  The increase in sales and marketing expenses was also due to an increase in marketing programs and other related activities of approximately $1,421,000 and $2,696,000 to support increased revenue activities driven by our recent acquisitions and establishing strategic relationships with our existing and prospective enterprise customers.  Consequently, sales and marketing-related travel increased by approximately $393,000 and $769,000, respectively.  We intend to increase awareness and market presence of our existing and new products, services or technology over time, which may require us to substantially increase the amount we spend on sales and marketing in future periods. We expect that these expenses will continue to increase as we increase our sales and marketing efforts and sales team worldwide.

General and Administrative

	Three Months Ended April 30,			Nine Months Ended April 30,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
General and administrative	$2,221	40.4%	$1,582	$6,383	8.3%	$5,894
As percentage of total revenue	14.6%		14.4%	14.6%		20.3%

General and administrative expenses consist primarily of salaries and other costs relating to administrative, executive and financial personnel and outside professional fees.  The increase in general and administrative spending for the three months ended April 30, 2005 was due to an increase of $473,000 in personnel costs which resulted from hiring three additional staff, not including consultants, and the absence of approximately $205,000 recovery of stock compensation charge we had in the third quarter of fiscal 2004.  The increase was also due to an increase in outside professional services and other costs of $166,000 associated mainly with the Sarbanes-Oxley compliance.  The increase in general and administrative spending  for the nine months ended April 30, 2005 was due to the costs of Sarbanes-Oxley compliance, the three additional staff, not including consultants, and other costs of $2,018,000.  This increase was offset by certain costs incurred in fiscal 2004 that were diminished in the first quarter of fiscal 2005.  Such costs include a significant non-cash variable accounting charge of $667,000 associated with certain outstanding stock options and outside services costs brought about primarily by legal costs of $862,000 associated with certain patent infringement lawsuits that have been resolved. The decrease in general and administrative expense as a percentage of revenue for the nine months ended April 30, 2005 was due to an increase in overall revenue.

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

In addition, the FASB issued in December 2004  Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting treatment for employee stock options and other share-based payment transactions. The statement generally would require that share-based compensation transactions be accounted for using a fair-value-based method and recognized as expenses. The statement and the change in accounting treatment could result in our reporting increased operating expenses starting August 1, 2005.  Refer to the caption “Recently Issued Accounting Pronouncements” set forth below for further details on SFAS No. 123R.

Amortization of Other Intangibles

	Three Months Ended April 30,			Nine Months Ended April 30,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
Amortization of other intangibles	$1,074	58.2%	$679	$3,176	216.7%	$1,003
As percentage of total revenue	7.0%		6.2%	7.2%		3.5%

The increase in the amortization of other intangibles was primarily due to the impact of recently acquired intangibles from Tourmaline, as well as the relative impact of intangibles acquired from Spontaneous Technology, Synchrologic and Identity Systems during fiscal 2004.  Based on acquisitions completed as of April 30, 2005, we expect the future amortization expense of other intangible assets is as follows (in thousands):

Three months ending July 31, 2005	$1,056
Fiscal year ending July 31,
2006	3,614
2007	3,076
2008	1,793
2009	955
2010	679
Thereafter	1,131
$12,304

We expect that we may acquire additional intangibles associated with any acquisitions we may complete in the future.  As a result, we may further increase our amortization expense of other intangibles.

In-Process Research and Development

	Three Months Ended April 30,			Nine Months Ended April 30,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
In-process research and development	$—	N/A	$775	$—	N/A	$3,667
As percentage of total revenue	—%		7.0%	—%		12.6%

In the three and nine months ended April 30, 2004, we recorded a charge of $775,000 and $3,667,000, respectively, for in-process research and development associated with the acquisition of Identity Systems in the third quarter of fiscal 2004, Synchrologic in the second quarter of fiscal 2004 and of Spontaneous Technology in the first quarter of fiscal 2004.  The purchase prices of Identity Systems, Synchrologic and Spontaneous Technology were assigned to the fair value of the assets acquired, including the in-process research and development.  As of the acquisition dates of the three companies, technological feasibility of the in-process technology had not been established and the technology had no alternative future use.  Accordingly, we expensed the in-process research and development at the date of the acquisitions.

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

Identity Systems

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

Subsequent to the acquisition of Identity Systems, Synchrologic and Spontaneous Technology, there have been no significant developments related to the current status of the acquired in-process research and development project that would result in material changes to the assumptions.

Other Charges

	Three Months Ended April 30,			Nine Months Ended April 30,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
Other charges	$—	N/A	$253	$—	N/A	$929
As percentage of total revenue	—%		2.3%	—%		3.2%

•                  Facilities Exit Costs and Restructuring Accrual.  During the third quarter of fiscal 2004, we implemented a reduction in workforce affecting 17 employees in various business functions (9 in research and development and 8 in sales and marketing).  The program was completed by the end of April 2004, and the associated severance costs incurred were approximately $253,000, none of which remained unused as of April 30, 2005.

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

The following table sets forth the activities in the restructuring accrual account for the nine months ended April 30, 2005 (in thousands):

Consolidation of Excess Facilities
Balance at July 31, 2004	$1,080
Cash payments	(330)
Balance at October 31, 2004	$750
Cash payments	(218)
Balance at January 31, 2005	$532
Cash payments	(225)
Balance at April 30, 2005	$307

The remaining unpaid amount as of April 30, 2005 of $307,000 related to the net lease expense due to the consolidation of excess facilities, will be paid over the respective lease terms through June 2006 using cash from operations.  The current and long-term portions of the restructuring accrual of $267,000 and $40,000 are classified as “Accrued Liabilities” and “Other Liabilities,” respectively, in the condensed consolidated balance sheet as of April 30, 2005.

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

Interest Income

	Three Months Ended April 30,			Nine Months Ended April 30,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
Interest income	$304	77.8%	$171	$813	98.3%	$410
As percentage of total revenue	2.0%		1.6%	1.8%		1.4%

Interest income represents interest earned on cash and short-term investments and realized gains on miscellaneous investments. The increase in net interest income was due to an increase in balances of cash and investments mainly from the realized proceeds from issuance of convertible senior notes during fiscal 2004.

Interest Expense

	Three Months Ended April 30,			Nine Months Ended April 30,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
Interest expense	$(389)	(292.9)%	$(99)	$(907)	(816.2)%	$(99)
As percentage of total revenue	(2.6)%		(0.9)%	(2.1)%		(0.3)%

Interest expense for three and nine months ended April 30, 2005 and 2004 reflects interest charge associated with the convertible senior notes we issued in March 2004.

Other, Net

	Three Months Ended April 30,			Nine Months Ended April 30,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
Other, net	$(158)	(59.6)%	$(99)	$(625)	(626.7)%	$(86)
As percentage of total revenue	(1.0)%		(0.9)%	(1.4)%		(0.3)%

Other, net, represents amortization of debt issuance costs, miscellaneous bank fees and charges and realized gain or loss on foreign exchange and investments. Other, net, for the three and nine months ended April 30, 2005 reflects $175,000 and $495,000, respectively, of debt issuance costs amortization expense associated with the convertible senior notes we issued in March 2004 and net other income of $17,000 and net other expense of $130,000, respectively, of bank charges and investment management fees, net realized gain on foreign exchange and other expenses.

Litigation Settlement Gain, Net

	Three Months Ended April 30,			Nine Months Ended April 30,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
Litigation settlement gain, net	$—	N/A	$1,576	$—	N/A	$1,576
As percentage of total revenue	—%		14.3%	—%		5.4%

The gain of $1,576,000, net of $424,000 related expenses incurred, in the third quarter of fiscal 2004 resulted from the settlement of litigation against Extended Systems.

Provision for Income Taxes

	Three Months Ended April 30,			Nine Months Ended April 30,
	2005	Percent Change	2004	2005	Percent Change	2004
	(In thousands, except percentage)
Provision for Income Taxes	$(317)	170.9%	$(117)	$(572)	120.0%	$(260)
As percentage of total revenue	(2.1)%		(1.1)%	(1.3)%		(0.9)%

The provision for income taxes primarily represents foreign withholding taxes on royalties earned from certain foreign customers and state franchise and income taxes and estimated taxes for foreign subsidiaries.  The increase in the provision for income taxes for the three and nine months ended April 30, 2005 was due to an increase in our international operations as a result of our acquisitions and related increase in their net operating income.

Recently Issued Accounting Pronouncements

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

Contingently Convertible Debt on Diluted Earnings per Share

In October 2004, the EITF reached a consensus on EITF No. 04-8 “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” that the dilutive effect of contingent convertible debt instruments (“CoCo’s”) must be included in diluted earnings per share regardless of whether the triggering contingency has been satisfied, if dilutive. Adoption of EITF No. 04-08 would be on a retroactive basis and would require restatement of prior period diluted earnings per share, subject to certain transition provisions. It is effective for all periods ending after December 15, 2004.  Due to the losses we incurred for the three and nine months ended April 30, 2005, diluted net loss per share does not differ from basic net loss per share, since potential shares of common stock issuable upon the conversion of the convertible debt are anti-dilutive for all periods presented.  EITF No. 04-8 could have a future impact on our results of operations in the event that the potential shares of common stock issuable upon conversion of the convertible debt were included in the diluted earnings per share calculation.

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

Discontinued Operations

In November 2004, the EITF reached a consensus on No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.”  EITF No. 03-13 relates to components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. EITF No. 03-13 allows significant events or circumstances that occur after the balance sheet date but before the issuance of financial statements to be taken into consideration in the evaluation of whether a component should be presented as discontinued or continuing operations, and modifies assessment period guidance to allow for an assessment period greater than one year.  The consensus in EITF No. 03-13 was effective for us beginning February 1, 2005. The impact to us of adopting EITF Issue No. 03-13 will depend on the nature and extent of any long-lived assets disposed of or held for sale after the effective date, but we do not currently expect EITF No. 03-13 to have a material impact on our consolidated results of operations, cash flows or financial position.

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

Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment.”  On March 29, 2005, the SEC staff issued SAB No. 107 to express the views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  We are currently in the process of implementing SFAS No. 123R, effective as of August 1, 2005, and will take into consideration the additional guidance provided by SAB No. 107 in connection with the implementation of SFAS No. 123R.

Tax Deduction Provided For In the American Jobs Creation Act of 2004

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of SFAS No. 109 to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.”  This staff position provides guidance for the accounting of a deduction provided to U. S. manufacturing companies and is effective immediately.  We believe the adoption of this position currently will not have a material effect on our financial position or results of operations due to our net operating losses.  However, there is no assurance that there will not be a material impact in the future.

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

Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143

In March 2005, the FASB issued Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.”  FIN No. 47 clarifies when an entity would be required to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability’s fair value can be reasonably estimated. Uncertainty surrounding the timing and method of settlement that may be conditional on events occurring in the future would be factored into the measurement of the liability rather than the recognition of the liability.  FIN No. 47 is effective for fiscal years ending after December 15, 2005.  We are currently assessing the impact that the interpretation may have on our consolidated financial position and results of operations.

Liquidity and Capital Resources

Working Capital

The following summarizes our cash and cash equivalents, short-term investments and working capital:

	April 30, 2005	Percent Change	July 31, 2004
	(In thousands, except percentages and ratios)
Cash and cash equivalents	$23,910	84.1%	$12,991
Short-term investments	$23,235	(42.9)%	$40,657
Working capital	$46,041	(10.9)%	$51,693
Current ratio	4.0	—	4.5

We invest excess cash in fixed income securities that are highly liquid, of high-quality investment grade. We intend to make such funds readily available for operating purposes, if needed. In addition to the above cash, cash equivalents and short-term investments at April 30, 2005, we have a total of $3,797,000 restricted cash that is pledged as collateral for certain stand-by letters of credit issued by certain financial institutions and collateral to match any unfavorable mark-to-market exposure on an interest swap agreement. Refer to the discussion under the caption “Restricted Cash” set forth below for more information.

The significant factors underlying the decrease in cash, cash equivalents and investments during the first three quarters of fiscal 2005 were the acquisition of Tourmaline for $4,095,000, net cash flow used in operations of $1,849,000 and capital acquisitions of $1,412,000, slightly offset by the proceeds from stock issuance of $1,204,000.

Cash Flows

Operating Activities. Cash flows from operating activities are as follows (in thousands):

	Nine Months Ended April 30,
	2005	Change	2004
Net cash used in operating activities	$(1,849)	$5,907	$(7,756)

The majority of cash applied to cash working capital for the current fiscal year resulted from a decrease in accrued liabilities of $1,553,000 and an increase in accounts receivable of $1,081,000 for the first three quarters of fiscal 2005.  Accrued liabilities decreased due to the use of restructuring accrual, the timing of commissions and bonus payments, and lower accruals.  We have not experienced any significant trends in accounts receivable other than changes relative to the increase in our revenue.  Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.  Days sales outstanding decreased to 68 days in the current quarter compared with 76 days in the corresponding quarter of fiscal 2004.  The majority of cash applied to cash working capital for fiscal 2004 resulted from an increase in accounts receivable of $1,628,000, as well as decrease in accrued liabilities and accounts payable of $5,370,000 due to timing of payments particularly of litigation costs and other expenses associated with acquisitions for the first three quarters of fiscal 2004.

Investing Activities. Significant items included in cash flows from investing activities are as follows (in thousands):

	Nine Months Ended April 30,
	2005	Change	2004
Net sale/maturities of short-term investments	$17,395	$37,210	$(19,815)
Increase in restricted cash	(61)	3,648	(3,709)
Capital expenditures	(1,412)	(971)	(441)
Acquisitions, net of cash acquired	(4,095)	13,856	(17,951)
Net cash provided by (used in) investing activities	$11,827	$53,743	$(41,916)

The net cash flows provided in investing activities during first three quarters of fiscal 2005 were due primarily to cash movement between investments and cash and cash equivalents, slightly offset by Tourmaline acquisition, capital expenditures and the increase in restricted cash associated with a collateral under an interest rate swap agreement.

On March 1, 2005, we completed our acquisition of all of the issued and outstanding stock of Tourmaline Networks, Inc., a privately held developer and marketer of mobile email based on QUALCOMM’s BREW® solution headquartered in San Diego, California.  Under the terms of an Agreement and Plan of Merger, dated as of February 9, 2005, the outstanding shares of Tourmaline common stock were converted into the right to receive (i) an aggregate of approximately $4,118,000 in aggregate initial cash consideration and (ii) an aggregate of up to $2,881,918 in cash earnout consideration, subject to the deposit of a certain portion of the initial cash consideration and earnout consideration in escrow to be available to compensate Intellisync pursuant to the indemnification obligations of the holders of Tourmaline common stock.  The earnout consideration is due and payable shortly following the first anniversary of the acquisition.

Financing Activities. Significant items included in cash flows from financing activities are as follows (in thousands):

	Nine Months Ended April 30,
	2005	Change	2004
Proceeds from stock option exercises	$1,204	$(992)	$2,196
Proceeds from long-term debt	—	(60,000)	60,000
Debt issuance costs and repayment of capital lease and other borrowings	(321)	4,339	(4,660)
Net cash provided by financing activities	$883	$(56,653)	$57,536

During the first three quarters of fiscal 2005, cash flow generated from financing activities was primarily from stock option exercises.  Our future cash flows from stock options are difficult to project as such amounts are a function of our stock price, the number of options outstanding, and the decisions by employees to exercise stock options. In general, we expect proceeds from stock option exercises to increase during periods in which our stock price has increased relative to historical levels.

Refer to the caption “Commitments” below for more details on the $60,000,000 convertible senior notes issued in fiscal 2004.

Commitments

Capital Leases.  During the first quarter of fiscal 2005, we entered into a capital lease agreement for computer peripherals, which expires in September 2007.  In addition, during fiscal 2004, we entered into a capital lease agreement for a phone system, which expires in February 2008.  Current and long-term portions of the capital leases amounted to $149,000 and $250,000, respectively, at April 30, 2005.

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

Interest Rate Swap.  During fiscal 2004, we entered into two interest rate swap agreements with a financial institution on a total notional amount of $60,000,000, whereby we receive fixed-rate interest of 3% in exchange for variable interest payments.  The interest rate swaps expire upon the maturity of the $60,000,000, 3% convertible senior notes in March 2009, and effectively convert fixed-rate notes into variable-rate borrowings. The interest rate is reset semi-annually and is equal to the 6-month LIBOR rate less a rate spread.  The total variable interest rate, approximately 2.9% at April 30, 2005, resulted in interest expense savings relative to fixed rates of approximately $486,000 for the first three quarters of fiscal 2005.  Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, this arrangement has been designated and qualifies as an effective fair value hedge of interest rate risk related to the $60,000,000 convertible senior notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying value of the hedged debt, and therefore does not impact our net earnings. As of April 30, 2005, the fair value of the interest rate swaps was approximately $2,116,000 and recorded in “Other Liabilities” with an equal adjustment recorded to the carrying value of the $60,000,000 convertible senior notes.

The following table summarizes our material obligations and commitments to make future payments, for which we anticipate using cash from operations, under certain contracts, including long-term debt obligations and operating leases as of April 30, 2005 (in thousands):

		Three months
		ending	Fiscal year ending July 31,
	Total	July 31, 2005	2006	2007	2008	2009
Long-term debt(1):
Principal	$60,000	$—	$—	$—	$—	$60,000
Interest	9,396	—	1,947	2,380	2,502	2,567
Capital lease obligation(2)	438	44	177	177	40	—
Operating leases:
Operating leases	5,225	924	2,786	766	544	205
Proceeds from subleases	(162)	(116)	(46)	—	—	—
Net operating leases	5,063	808	2,740	766	544	205
Total	$74,897	$852	$4,864	$3,323	$3,086	$62,772

(1) Represents our 3% convertible senior notes and the associated interest rate swap.  Interest on the senior notes and interest rate swap is payable in cash on March 1 and September 1 of each year.  The senior notes mature on March 1, 2009.

(2) Includes interest payments due.

In the event of early termination of our service agreement with eˆdeltacom, a division of ITC^DeltaCom, Inc. and a managed service provider, we may be required to pay eˆdeltacom a penalty fee of up to approximately $45,000.

Capital Expenditures

We expect total capital expenditures of approximately $600,000 for the three months ending July 31, 2005 principally for support of the hosting operations and purchase of computers and other various system upgrades.

Restricted Cash

We have three letters of credit that collateralize certain operating lease obligations and total approximately $369,000 and $397,000 at April 30, 2005 and July 31, 2004, respectively.  We collateralize these letters of credit with cash deposits made with three of its financial institutions and has classified the short-term and the long-term portions of approximately $187,000 and $182,000 at April 30, 2005, and $101,000 and $296,000 at July 31, 2004 as “Other Current Assets” and  “Restricted Cash,” respectively, in the condensed consolidated balance sheets.  The long-term portion expires through June 2006.  The holders of the letters of credit are able to draw on each respective letter of credit in the event that we are found to be in default of its obligations under each of its operating leases.

Under the terms of the interest rate swap agreement into which we entered during fiscal 2004, we must provide collateral to match any unfavorable mark-to-market exposure (fair value) on the swap. The amount of collateral required totals a minimum of $1,800,000 plus an amount equal to the unfavorable mark-to-market exposure on the swap. Generally, the required collateral will rise as interest rates rise. As of April 30, 2005, and July 31, 2004, we have posted approximately $3,797,000 and $3,736,000, respectively, of collateral under this swap agreement which is included in “Restricted Cash” in its condensed consolidated balance sheet.

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

We have not been profitable since fiscal 1998. We cannot be certain that our revenue will continue to grow or remain at the same level, or that our revenue will not decline in the future. We have experienced losses of $4,361,000 and $8,841,000 for the three and nine months ended April 30, 2005, respectively, and $2,184,000 and $7,697,000 for the corresponding periods in fiscal 2004.  At April 30, 2005, we had an accumulated deficit of $140.0 million. To become profitable and sustain profitability, we will need to generate additional revenue to offset our expenses. We may not achieve or sustain revenue growth and our losses may continue or increase in the future. The synchronization market is new and evolving, and as a result we cannot accurately predict either the future growth rate, if any, or the ultimate size of the market for our products and services. Because our operating expenses are relatively fixed in the short term, any shortfalls in revenue would materially affect our results of operations.

Our quarterly revenue and operating results are subject to significant fluctuations, and our stock price may decline if we do not meet the expectations of investors and analysts.

Our quarterly revenue and operating results are difficult to predict and have and may in the future fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control. These factors include, but are not limited to:

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

•                  changes in our mix of sources of revenue; and

•                  entrenched and substantial competition.

Additionally, we generally derive our technology licensing revenue from multi-year contracts with enterprise and other customers that frequently include license fees, professional services fees, royalty payments and maintenance. We typically earn both the license fees and the professional services in the initial one or two quarters subsequent to the signing of a contract. We periodically have large professional services implementations that individually contribute as much as 5% or more to quarterly revenue. Combined with related license revenue, total revenue from individual customers in the initial quarters of a contract may exceed the revenue we earn during subsequent periods covered by the contract. To the extent that we do not secure additional contracts with the same customer or secure comparably sized commitments from other customers, we may not be able to sustain or grow our revenue.

If we fail to develop and sell products designed for OEMs, enterprises and mobile carriers, our revenue and operating results will be adversely affected.

We have recently made substantial investments to develop and offer an expanded range of enterprise synchronization applications, including our acquisition of Synchrologic and Identity Systems. Our operating plans assume revenue growth from the enterprise market. Enterprise sales present a variety of challenges that are different from those inherent in our historical licensing and consumer business model, and we have limited experience addressing these challenges. For example, enterprise sales typically involve large up-front license fees, which can result in lengthy sales cycles and uncertainties as to the timing of sales driven by customers’ budgetary processes. As a result, we generally have less visibility into future enterprise sales than is typically the case in our royalty-based technology licensing business. In addition, while enterprise sales generally result in ongoing maintenance revenue and may lead to follow-on purchases or upgrades, we are typically dependent on sales to new customers for a significant portion of our enterprise revenue in a given quarter. If our product and service offerings fail to achieve market acceptance, or if enterprise sales fail to meet our expectations in a particular quarter, our revenue and operating results may be materially and adversely affected.

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

If we fail to complete our internal control evaluations or if our independent registered public accounting firm does not attest to our evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we have begun to perform an evaluation of our internal controls over financial reporting and are required to have our independent registered public accounting firm test and evaluate the design and operating effectiveness of such internal controls and publicly attest to such evaluation in our annual report on Form 10-K for our fiscal year ending July 31, 2005. We have prepared an internal plan of action for compliance with the requirements of Section 404, which includes a timeline and scheduled activities, although as of the date of this filing we have not yet completed the evaluation. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming, and may require us to increase staffing levels. If we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot attest in a timely manner to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

In addition, our recent acquisitions of companies, some of which have operations outside the United States, provided us with challenges in implementing the required processes and procedures in our acquired operations. Acquired companies may not have disclosure controls and procedures or internal control over financial reporting that are as thorough or effective as those required by securities law in the United States. We, therefore, intend to devote substantial time and have incurred and will continue to incur substantial costs during fiscal 2005 to ensure ongoing compliance. We cannot, however, be certain that we will be successful in complying with Section 404.

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

Revenue from hosting services may carry lower gross margins and an overall increase in such revenue as a percentage of total revenue could have an adverse impact on our business.

Our commitment to providing quality services to our enterprise and mobile carrier customers may result in our hosting service revenue having a lower gross margin than other services and license revenue. Due to the lower margin, an increase in the hosting service revenue as a percentage of total revenue could have a detrimental impact on our overall gross margins and could adversely affect operating results. In addition, a change in the mix between services that are provided by our own employees and those services provided by third-party vendors may negatively affect our gross margins.

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

We face intense competition in the market for mobile computing synchronization products and services, which could reduce our market share and revenue.

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

As of April 30, 2005, we had approximately 66,629,823 shares of common stock outstanding.  Assuming that the maximum number of shares and options are issued and registered by us in connection with all of our recent acquisitions and assuming that all shares subject to vested options to purchase common stock under our stock plans are issued, additional shares of our common stock could become issued or issuable and freely tradeable in the public market through approximately April 30, 2006, as follows:

•                  approximately 340,000 shares of our common stock that may be issued in August 2005 and February 2006 under our employee stock purchase plan; and

•                  6,267,281 shares issuable upon exercise of outstanding options that will be vested by April 30, 2006.

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

Our revenue from technology licensing depend, in large part, on our ability to develop and maintain relationships with OEMs and business development organizations that help distribute our products and promote our services. We depend on these relationships to:

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

In addition, the FASB issued in December 2004 SFAS No. 123R, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting treatment for employee stock options and other share-based payment transactions. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses. The statement and the change in accounting treatment could result in our reporting increased operating expenses beginning for our next fiscal year after June 15, 2005, which would decrease any reported net income or increase any reported net loss, and could adversely affect the market price of our common stock.

We are dependent on our international operations for a significant portion of our revenue.

International revenue, primarily from customers based in Japan and Europe, accounted for 32% of our revenue for the three and nine months ended April 30, 2005, and 30% and 34% for the corresponding periods in fiscal 2004, respectively.  In the future, we may further expand our international presence. As we continue to expand internationally, we are increasingly subject to risks of doing business internationally, including:

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

Our international sales growth will be limited if we, in the future, are unable to expand international sales channel management and support, customize products for local markets, and develop relationships with international service providers, distributors and device manufacturers. For example, in recent quarters we have invested substantially in expanding sales operations, and these investments may not generate offsetting increases in revenue. Even if we are able to expand international operations successfully, we cannot be certain that we will succeed in maintaining or expanding international market demand for our products.

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

Foreign exchange fluctuations could decrease our revenue or cause us to lose money, especially since we do not hedge against currency fluctuations.

We believe that in the future, an increasing portion of our costs will be denominated in foreign currencies as we increase operations in Europe and open offices in other countries. We currently do not engage in foreign exchange hedging activities and, although we have not yet experienced any material losses due to foreign currency fluctuation, a small portion of our international revenue are currently subject to the risks of foreign currency fluctuations, and these risks will increase as our international revenue increases.

Our recent and any potential acquisitions could require significant management attention and prove difficult to integrate with our business, which could distract our management, disrupt our business, dilute stockholder value and adversely affect our operating results.

As part of our strategy, we intend to continue to make investments in complementary companies, products or technologies. We recently acquired Tourmaline Networks, Inc. (in March 2005), SoftVision SRL’s workforce (through a transfer in June 2004), Search Software America (in March 2004), Synchrologic, Inc. (in December 2003) and Spontaneous Technology, Inc. (in September 2003).  We may not realize future benefits from any of these acquisitions, or from any acquisition we may make in the future. If we fail to integrate successfully our past and future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. If our customers are uncertain about our ability to operate on a combined basis, they could delay or cancel orders for our products. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.

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

•                  unanticipated costs and liabilities, including those that may arise from disputes over the earnout provision of the acquisition agreement;

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

As of April 30, 2005, our goodwill, developed and core technology and other intangibles amounted to $93,412,000, net of accumulated amortization. We ceased to amortize our existing goodwill upon our adoption of SFAS No. 142 in the beginning of fiscal 2003. We will amortize approximately $2,239,000 for the three months ended July 31, 2005, and $8,238,000, $7,457,000, $3,839,000, $1,640,000 and $2,463,000 for fiscal 2006, 2007, 2008, 2009 and thereafter, respectively, of developed and core technology and other intangibles. We expect, however, that amortization expense may increase significantly as a result of any future acquisitions. To the extent we do not generate sufficient cash flows to recover the net amount of any investment in goodwill and other intangibles recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other intangible assets as a result of any future acquisitions we may complete. Future amortization of such other intangible assets or impairments, if any, of goodwill would adversely affect our results of operations in any given period.

We depend on key employees in a competitive market for skilled personnel.

The success of our business will continue to depend upon certain key technical and senior management personnel, including our president and chief executive officer, Woodson Hobbs; chief operating officer, Clyde Foster; chief marketing officer, Robert Gerber; chief strategy officer, Steven Goldberg; chief financial officer, J. Keith Kitchen; and chief technology officer, Said Mohammadioun, many of whom would be extremely difficult to replace. Competition for such personnel is intense, and we cannot be certain that we will be able to retain our existing key managerial, technical, or sales and marketing personnel. The loss of these officers and other or key employees in the future might adversely affect our business and impede the achievement of our business objectives. We believe our ability to achieve increased revenue and to develop successful new products and product enhancements will depend in part upon our ability to attract and retain highly skilled sales and marketing and qualified product development personnel. In addition, competition for employees in our industry and geographic location could be intense. We may not be able to continue to attract and retain skilled and experienced personnel on acceptable terms. Our ability to hire and retain such personnel will depend in part upon our ability to raise capital or achieve increased revenue levels to fund the costs associated with such personnel. Failure to attract and retain key personnel will adversely affect our business.

Our revenue from consumer sales is subject to risks associated with the declining wired PDA market and reliance on sales distribution channels.

While the market for converged mobile devices or smartphones and other wireless mobile devices has experienced growth recently, the market for traditional personal digital assistants, or PDAs, has declined. In addition, Sony Corporation recently announced its departure from the worldwide PDA market, dropping development of its CLIE product line. The decline in traditional PDA sales had a direct impact on sales of our Intellisync products through the consumer and online channels, where sales of our synchronization software typically occur at the same time a PDA is purchased, or shortly thereafter. The increase in demand for smartphones and other such devices may not offset the decline in traditional PDA sales. Our consumer sales are also dependent upon distribution and marketing channels outside our control.  There are also a significant number of our customers that purchase our products and services through other resellers, and we anticipate they will continue to do so as we expand our product offerings. Our sales, therefore, could also be negatively affected by disruptions in our relationships with resellers or disruptions in the relationships between our resellers and customers. Resellers may also choose not to emphasize our products to their customers. If we are unable to offset declining revenue from PDA-related software, or if we experience disruption in, or reduced selling efforts from, our distribution channels, our revenue derived from consumer sales would be adversely affected.

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

To increase awareness for our new and existing products, technology and services, we may have to spend significantly more on sales and marketing in the future. We also plan to continue to leverage our relationships with industry leaders and to expand and diversify our sales and marketing initiatives to increase our sales to mobile carriers and enterprises. If our marketing strategy is unsuccessful, we may not be able to recover these expenses or even generate any revenue. We will be required to develop a marketing and sales campaign that will effectively demonstrate the advantages of our products, technology and services. We may also elect to enter into agreements or relationships with third parties regarding the promotion or marketing of our products, technology and services. We cannot be certain that we will be able to establish adequate sales and marketing capabilities, that we will be able to enter into marketing agreements or relationships with third parties on financially acceptable terms, or that any third parties with whom we enter into such arrangements will be successful in marketing and promoting the products, technology and services offered by us.

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

Interest Rate Risk

At April 30, 2005, we had an investment portfolio of mostly fixed income securities, including those classified as cash equivalents and securities available-for-sale, of $36,308,000. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of April 30, 2005, the decline of the fair value of the portfolio would be immaterial. We attempt to mitigate risk by holding our fixed income investments until maturity to avoid recognizing an adverse impact in income or cash flows in the event of an increase in market interest rates, but an increase in our liquidity needs may require us to sell fixed-rate securities prior to maturity.

The table below presents the carrying value (which approximates fair value) and related weighted average coupon interest rates for our investment portfolio at April 30, 2005 (in thousands, except interest rates).

	Carrying Amount	Average Coupon Interest Rate
Cash equivalents	$13,073	2.7%
Securities with maturity:
Due within one year or less	12,874	2.6%
Due after one year through two years	740	2.4%
Auction rate receipts due after 25 years through 40 years	3,700	2.9%
Annuities, auction rate preferred stock and other, with no maturity	5,921	3.0%
Total portfolio	$36,308	2.8%

Debt and Interest Expense. We incurred $60,000,000 of principal indebtedness from the issuance of convertible senior notes in March 2004. The fair market value of these 3% convertible senior notes is sensitive to changes in interest rates and to the prices of our common stock into which it can be converted as well as our financial stability. In order to manage interest costs and risk, we entered into an interest rate swap agreement during fiscal 2004 with a financial institution on a total notional amount of $50,000,000 and $10,000,000, whereby we receive fixed-rate interest of 3% in exchange for variable interest payments. The interest rate swaps expire upon the maturity of our $60,000,000, 3% convertible senior notes in March 2009, and effectively converts those fixed-rate notes into variable-rate borrowings.  The interest rate is reset semi-annually and is equal to the 6-month LIBOR rate less a rate spread.  The total variable interest rate, approximately 2.9% at April 30, 2005, resulted in interest expense savings relative to fixed rates of approximately $486,000 for the first three quarters of fiscal 2005.  Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, this arrangement has been designated and qualifies as an effective fair value hedge of interest rate risk related to the $60,000,000 convertible senior notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying value of the hedged debt, and therefore does not impact our net earnings. As of April 30, 2005, the fair value of the interest rate swaps was approximately $2,116,000 with an equal adjustment recorded to the carrying value of the $60,000,000 convertible senior notes. Assuming a one percentage point increase in the prevailing LIBOR rate, holding other terms of the swap constant, the fair value of the interest rate swap and the underlying senior notes would change by approximately $1,980,000.

Foreign Currency Risk

With our acquisitions of Synchrologic and Identity Systems in fiscal 2004, more of our product and service revenue has been derived from international markets and denominated in the currency of the applicable market. As we increasingly pursue business opportunities in foreign countries, our foreign revenue and operating results may become subject to significant currency fluctuations based upon changes in exchange rates of certain currencies in relation to the United States dollar.

We are also exposed to foreign currency exchange rate fluctuations as the financial statements of foreign subsidiaries are translated into United States dollar in consolidation.  As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.  Assets and liabilities of most of our subsidiaries are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet date and any resulting translation adjustments are included as an adjustment to stockholders’ equity. Revenue and expenses generated from these subsidiaries are translated at average monthly exchange rates during the quarter the transactions occur. Gains and losses from these currency transactions are included in net earnings. Recently, we have increasingly generated a portion of our revenue and incurred a portion of our expenses in euros, British pounds, the Japanese yen and Australian dollars.

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

Changes in internal control over financial reporting

We generate a significant portion of our revenue in remote sales offices throughout the world, where we transact business in multiple languages and often employ personnel that are not as familiar with U.S. GAAP as are our personnel in the United States. In the third quarter of fiscal 2005, we began the process of centralizing a number of significant internal controls and extending headquarters-based enterprise accounting and revenue systems to certain of our remote offices. These changes are designed to establish consistent information systems and internal controls throughout the company and ensure a centralized review in the United States of significant contracts from foreign jurisdictions.

There were no other changes in our internal control over financial reporting during the third quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

INTELLISYNC CORPORATION

PART II - OTHER INFORMATION

Item 1.           Legal proceedings

There were no updates or developments during the three months ended April 30, 2005 on any pending legal proceedings, including the patent-infringement claim filed against us by NCR Corporation, to which we, or any of our subsidiaries, are a party.  For additional discussion of our pending legal proceedings, see our Annual Report on Form 10-K for the period ended July 31, 2004 and the Quarterly Reports on Form 10-Q for the period ended October 31, 2004 and January 31, 2005.

Item 2.           Changes in securities and use of proceeds – Not Applicable.

Item 3.           Defaults upon senior securities – Not Applicable.

Item 4.           Submission of matters to a vote of security holders – Not Applicable.

Item 5.         Other information – Not Applicable.

Item 6.         Exhibits

(a)          Exhibits

3.1

Amended and Restated Bylaws of Pumatech, Inc., a Delaware corporation (Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for fiscal year ended July 31, 2002, filed on October 17, 2002, Commission File No. 000-21709).

3.2

Charter for the Audit Committee of the Board of Directors (Incorporated herein by reference to Registrant’s joint proxy statement/prospectus on Form S-4/A, filed on November 26, 2003, Registration No. 333-109881).

10.1

Master Software License, Software Development Agreement, Maintenance and Services Agreement and Reseller Agreement dated July 2, 2004 by and between Intellisync Corporation and Cellco Partnership d/b/a Verizon Wireless (Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission) (Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for fiscal year ended July 31, 2004, filed on October 14, 2004, Commission File No. 000-21709).

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

INTELLISYNC CORPORATION
(Registrant)

Date: June 9, 2005	By:	/s/ J. KEITH KITCHEN
J. Keith Kitchen
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.

3.1

Amended and Restated Bylaws of Pumatech, Inc., a Delaware corporation (Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for fiscal year ended July 31, 2002, filed on October 17, 2002, Commission File No. 000-21709).

3.2

Charter for the Audit Committee of the Board of Directors (Incorporated herein by reference to Registrant’s joint proxy statement/prospectus on Form S-4/A, filed on November 26, 2003, Registration No. 333-109881).

10.1

Master Software License, Software Development Agreement, Maintenance and Services Agreement and Reseller Agreement dated July 2, 2004 by and between Intellisync Corporation and Cellco Partnership d/b/a Verizon Wireless (Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission) (Incorporated herein by reference to Registrant’s Annual Report on Form 10-K for fiscal year ended July 31, 2004, filed on October 14, 2004, Commission File No. 000-21709).

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