Form 10-K
period 2005-07-31
INTELLISYNC CORP
filed 2005-10-28
CIK 1020716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2005

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
Preferred Stock Purchase Rights
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒          No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒          No  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐          No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $129,158,201 at January 31, 2005 the registrant’s most recently completed second fiscal quarter.

The number of the registrant’s $0.001 par value Common Stock outstanding as of October 10, 2005, was 67,255,129 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III

Certain sections of the proxy statement for registrant’s 2005 Annual Meeting of Stockholders tentatively scheduled for December 2, 2005 to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the fiscal year ended July 31, 2005.

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

OVERVIEW

Intellisync Corporation develops, markets and supports desktop, enterprise and mobile carrier-class software that enables consumers, business executives and information technology professionals to extend the capabilities of enterprise groupware and vertical applications, data-enabled mobile devices and other personal communication platforms. The primary software applications we developed and marketed include push-email, data synchronization and systems management software. Our software also enables organizations to search, find, match and synchronize identity data within their computer systems and network databases.

Intellisync was incorporated in California on August 27, 1993 and was subsequently reincorporated in Delaware on November 27, 1996. Our principal executive offices are located at 2550 North First Street, Suite 500, San Jose, California 95131, and our Web address is www.intellisync.com. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

We have organized our operations into a single operating segment encompassing the development, marketing and support of software and services that provide synchronization, wireless messaging, mobile application development, application/device management, real-time remote information access, secure VPN and identity searching/matching/screening capabilities. For further discussion of financial information related to our operating segment, as well as geographic areas, refer to note 15 to consolidated financials statements set forth in Part IV of this Annual Report on Form 10-K.

We license our software products directly to corporations, mobile carriers, original equipment manufacturers, or OEMs, and business development organizations worldwide. In addition, we sell our retail products through several distribution channels both in the United States and internationally, including major distributors, resellers, computer dealers, retailers and mail-order companies. Internationally, we are represented by distributors, resellers and retailers in North America, Europe, the Asia-Pacific region, South America and Africa. We also allow individuals and organizations to utilize our software directly by hosting our products and charging a subscription fee.

AVAILABLE INFORMATION

All reports we filed electronically with the United States Securities and Exchange Commission, or the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and other information and amendments to those reports filed electronically (if applicable), are accessible at no cost on our Web site at www.intellisync.com. They are also available by contacting our Investor Relations at invrel@intellisync.com or 408-321-7650. These filings are also accessible on the SEC’s Web site at www.sec.gov. The public may read and copy any materials we filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information for the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

INDUSTRY BACKGROUND

Significant advancements in miniaturization, visual displays, long-life batteries and portable communications in the 1990’s have led to the introduction of many innovative mobile computing devices today. In addition, with the increasing mobility of work-forces, as well as additional competitive pressures, business professionals and enterprises are continuously seeking ways to improve productivity and, as a result, are increasingly using the growing number of these mobile computing devices. These highly portable devices allow users to work and communicate while they are away from the office and have fueled the significant growth of mobile computing. From laptops to handheld devices and now to smart phones, a variety of computing devices have found their way into most organizations.

Laptop computers and mobile handheld devices such as PDAs and smartphones are carried by a high percentage of corporate employees. Laptops provide enough power to support almost any application a user wants to run, with the added benefit of being the standard platform for almost all application development. Then, in the past few years, we have seen a significant increase in the deployment of handheld devices within corporations. These devices are used for a variety of reasons including email and personal information management, (PIM) access and mobile applications. The form factor of these devices makes them ideal for certain tasks where a laptop may be ineffective. Today’s popular handheld devices are mostly based on Palm, Symbian or Windows Mobile operating systems.

The use of mobile devices has increased tremendously as these devices have achieved wide acceptance and become more advanced and increasingly capable of running complex applications. Recent developments in mobile technology and wireless infrastructure are enabling mobile devices to exchange an immense amount of both personal and corporate information, and they are therefore now widely used for an extensive range of both data and voice applications.

Mobile device manufacturers, corporate enterprises and application developers face constant pressure to provide increased mobile functionality. Many of these manufacturers, enterprises and developers seek to incorporate mobile data communication, exchange and synchronization capabilities to enhance existing services or expand into new markets. Enabling mobile devices to intelligently communicate, exchange and synchronize information is a complex and challenging task and has historically been cumbersome and expensive because it may have required combining products from multiple companies to arrive at a mobile solution. Simply facilitating synchronization or data messaging requires data-level, or content-aware, synchronization technology to maintain complete, up-to-date and accurate information. In order to manage information effectively, mobile device users need convenient connectivity and synchronization solutions for the specific combination of networks, devices and applications that they use. These software solutions must allow these users to synchronize information maintained separately on multiple devices (for example, contact databases maintained by a mobile professional using a handheld computer in the field and by a support colleague using a desktop personal computer, or PC, in the office). A software solution that links such different devices must address multiple hardware architectures, operating systems, communications architectures and application-specific data formats and structures.

OUR TECHNOLOGY SOLUTIONS

We provide enterprises, network operators, mobile device manufacturers and software providers with a complete mobility platform. Our products are branded and marketed under several names for specific markets or needs; these include our award-winning Intellisync family, the Intellisync Mobile Suite™, the Intellisync Mobile Suite for Carrier, the Intellisync SyncML platform, Identity Search server and Intellisync IM (formerly VeriChat). Encompassing all aspects of mobility, we provide the critical technology solutions needed for businesses to realize the full potential of smart devices and advanced wireless networks. Our mobility offerings include:

•       Wireless Messaging:   Email/PIM synchronization and instant messaging solutions connect mobile devices to consumer and corporate industry standard email servers like Microsoft Exchange, Novell Groupwise and Lotus Domino, simplifying the process for business professionals to access their email, messages, calendar, contacts, and tasks.

•       PIM Synchronization:   Desktop-PDA (personal digital assistant) synchronization offerings include Intellisync® Handheld Edition for Enterprise and Intellisync Handheld Edition, supporting the synchronization needs of a mobile workforce. For independent software vendors, or ISVs, and internet service providers, or ISPs, we offer the PIM Platform.

•       File Distribution:   File synchronization capabilities automate the process of distributing information throughout an organization.

•       Device Management:   Device management provides a robust platform for mobile carriers to configure, update, and provision leading mobile devices for their customers and offers a mechanism for remotely maintaining and securing mobile devices.

•       Application Mobilization:   We allow organizations to mobilize a wide range of enterprise applications and data to a wide variety of devices and platforms.

•       Services:   We provide professional and maintenance services to support the evaluation, purchase, installation and use of our products.

PRODUCTS

We provide individuals and organizations with a complete mobile platform featuring a comprehensive suite of software products and services that synchronizes and distributes critical information to employees, customers or partners. Our solutions are designed to support continued innovation—the growing number of devices, access points and data sources utilized by the typical mobile worker in today’s enterprise—allowing businesses of all sizes to maximize productivity while minimizing complexity and cost.

Product Name	Description	Introduction Date
Intellisync Mobile Suite for the Enterprise

Designed to extend an organization’s existing technology infrastructure to mobile and remote staff, delivering access to enterprise applications, file content, email and PIM data, intranet sites, and Web content and provide tools for remotely managing mobile devices.

• Intellisync Wireless Email

Provides Wireless Push Email and PIM Synchronization, enabling users to receive email, calendar, contacts, and other updates from all the leading groupware/email servers, including Microsoft Exchange and Lotus Domino, on nearly any mobile device, including Palm OS, Pocket PC, and Windows Mobile-based devices. XML (Extensible Markup Language) Platform opens Wireless Email to easy access to CRM (customer relationship management), SFA (Sales Force Automation), and collaboration software.

December 2003
• Intellisync Data Sync

Provides Mobilized Enterprise Applications, extending any of corporate data or applications to mobile workers, on handheld devices as well as laptop and tablet PCs. Data Sync is used by enterprises to deliver large-scale, high-ROI (return on investment) mobile applications to several users.

December 2003
• Intellisync File Sync	Provides an Efficient File and Web-content Distribution as it automates distribution of any file or intranet content on a network to mobile devices, keeping them up-to-date and relevant.	December 2003
• Intellisync Mobile Systems Management

Provides a Comprehensive Security and Device Management, enabling users to manage every aspect of a mobile solution through an easy-to-use administrative console. With features that drive administrative efficiency and security, such as over-the-air deployment and automatic device backups, Systems Management helps minimize the IT (information technology) resources required for a mobile solution.

December 2003
Wireless Email Express	An easy-to-install, subscription version of Intellisync Wireless Email, ideal for the smaller enterprise deployment, or small to medium businesses.	August 2005

Intellisync Mobile Suite for the Carrier

A full-featured mobile data middleware platform that provides operators with a single platform they can use to deliver wireless email, device management, and data access solutions to their customers. The Intellisync Mobile Suite for Carrier delivers the following modules:

• Intellisync Wireless Email	See product description under Intellisync Mobile Suite.	December 2003
• Intellisync Consumer Email

Designed to provide simple, secure, and affordable email access on BREW-enabled mobile devices that operators choose to deploy. The solution supports POP3 email from a variety of sources including AOL, Hotmail, Yahoo, and MSN. The solution can also be configured to provide access to a user’s corporate email via an IMAP4 connection into the user’s Microsoft Exchange or Lotus Domino mail server.

March 2005
• Intellisync Device Management

Provides mobile operators with device management capabilities that can be offered to enterprises as either a hosted solution or a behind-the-firewall solution. This offering includes capabilities for Device Security, Asset Management, Software Management, Device Troubleshooting, Network Optimization, and Device Configuration.

March 2003
• Intellisync File Sync	See product description under Intellisync Mobile Suite.	December 2003
• Intellisync Data Sync	See product description under Intellisync Mobile Suite.	December 2003
Intellisync SyncML Platform

Provides over-the-air (OTA) push of PIM data, OTA synchronization services for custom data types, and hosted Web PIM services. It works on a broad range of mobile devices, making it the perfect fit for operators needing to deploy a variety of consumer devices. Intellisync SyncML Platform offers mobile consumers on-demand pull and push access to their PIM data, email and files, and makes vital data portable and accessible wherever consumers may go. It allows on-demand synchronization and scheduled push for any data type, including email with attachments and PIM data, such as contacts, calendar events, memos, and tasks. It also provides Web PIM services, allowing consumers to remotely access their data online, provision mobile devices, backup and restore PIM data, retrieve files and bookmarks and more.

March 2003

Intellisync Carrier ASP Service

Intellisync offers mobile carriers a wide range of deployment options for delivering wireless data solutions. Carriers can, in turn, offer these same options to their customers, giving them the ultimate in flexibility. Carrier can choose to:

May 2004

•   Host the Intellisync Mobile Suite for Carrier inside their network—this gives the operator total control over the environment and enables them to deliver a hosted service to their customers, easing the customers’ installation and support burden.

•   Have Intellisync host the solution—this will enable the mobile operators to deploy wireless data solutions quickly with minimal delay. Intellisync integrates this hosted solution with the carriers’ authentication and billing systems to insure that user accounts are valid and properly billed.

• Have the customer host the solution behind the firewall—this option enables companies that want to control their corporate data to do so by having the infrastructure behind their firewall.
Intellisync OEM Licensing	Provides all-in-one corporate-licensing solution to enable inter-operability for all of the PIM software, handheld devices, and desktop operating systems that Intellisync Handheld Edition supports.
• Wireless to Server	PIM Platform-Wireless to Server (W2S) extends application data via wireless email and PIM “push” to the leading mobile devices. It offers rapid integration to the widest possible customer base.	February 1998
• Server to Server

With Intellisync’s server development solution, Intellisync PIM Platform-Server to Server (S2S), developers can integrate their application’s server-based data with leading groupware servers such as Microsoft Exchange and Lotus Domino.

August 2003
• Client to Server	To synchronize data to client PIM applications and cradled devices, Intellisync PIM Platform-Client to Server (C2S) offers cost-effective integrations through “connectors.”	February 1998
Identity Search Server

Designed to provide solutions that significantly enhance an organization’s ability to search, find, match, and group identity data within their computer systems and network databases. Identity Systems software is an “out of the box” solution for searching and matching names, addresses, and identity data for Oracle, DB2/UDB, and SQL Server.

March 2004

Intellisync Handheld Edition

Designed to provide robust, secure client synchronization solutions capable of extending information and mission-critical data beyond the confines of the desktop. It provides organizations of all sizes and needs with cost-effective, easy-to-administer solutions for sharing email, PIM, file, and application data with a wide range of mobile devices and platforms.

• Intellisync Handheld Edition for Enterprise

Designed specifically for the high-demand corporate environment, Intellisync Handheld Edition for Enterprise software makes it easy and affordable to support the desktop synchronization needs of a mobile workforce, no matter which handheld devices or software they use.

June 2001
• Intellisync Handheld Edition	Designed to keep a user constantly current with direct, two-way synchronization between his/her PC and Palm OS, Pocket PC or Windows Mobile-based Smartphone device.	August 1996
• Intellisync Lite Upgrades	Upgrade to the full version of Intellisync—special offers for Sony, NEC, Group Sense, Garmin, Panasonic, and PI Tech customers.	June 2001
Intellisync IM (formerly VeriChat)

An always-on, unified Instant Messaging (IM) application for PalmOS devices. On a smartphone, such as a Treo 600, Intellisync IM works with the user’s persistent (GPRS/CDMA 1xRTT) or CSD wireless data connection, providing an “always-on” presence on the Yahoo!, ICQ, MSN & AOL chat networks.

June 2005

OUR STRATEGY

Our strategy is to be a leading developer and marketer of innovative wireless software solutions for the global mobile communications market by leveraging our engineering, technology and domain expertise and executing on a plan to broaden our market reach through distribution agreements and partnerships with leading enterprises, mobile carriers, device manufacturers, and software providers. We believe that our strategy will allow us to deepen relationships with our existing customers, attract new customers and further diversify our revenue streams.

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

Maintain and Strengthen Strategic Relationships.   We depend on and have strategic relationships with service providers, systems integrators, mobile carriers, independent software resellers, and other types of technology providers to build applications based on our infrastructure platform and technologies. We plan to continue building these relationships as well as forming new partnerships to increase visibility and distribution of our solutions.

Increase Brand Awareness and Marketing Efforts.   We intend to increase customer awareness of our products, technologies and services. We plan to enhance awareness of the Intellisync brand by increasing our marketing activity and furthering our image as a high-quality provider with a comprehensive offering of technology solutions.

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

Build Value Through Strategic Acquisitions.   We have acquired and integrated core technologies from Spontaneous Technology, Inc., Synchrologic, Inc., Identity Systems (formerly Search Software America, or SSA), Tourmaline Networks, Inc. and PDAapps. We are willing to acquire, when appropriate, additional businesses and technologies that will expand and add functionality to our product offerings, augment our distribution channels, expand our market opportunities or broaden our customer base.

Continue Revenue Growth and Improve Operating Efficiencies.   We maintain a disciplined commitment to increasing our quarterly revenue. Together with our other strategies listed above, we plan to improve revenue by continuing to develop new and current products, services and technologies. We intend to capitalize on the continued growth in demand for wireless services and the related infrastructure required, including hosting, application and other related services, to support that growth. We also actively seek to improve our operational efficiency and reduce our costs throughout our operations, removing administrative complexities, eliminating redundancies, and integrating acquired businesses.

SALES AND MARKETING

We market and sell our products through a direct sales force and several third party distribution channels in the United States and internationally, including wireless carriers, retail, the Internet, value-added resellers, distributors, software providers and system integrators. We have also historically developed partnerships with original equipment manufacturers, or OEMs, service providers, mobile carriers and other enterprises around the world to market or to create marketing opportunities for our applications. We depend on these partners to help us deliver world class mobility solutions and we believe that by working together we combine the strengths of our broad mobility platform with the expertise, tools and networks of our technology and distribution partners to create substantial value, not only for our customers, but also for both our partners and our company. Intellisync Corporation’s Partner Program is designed to provide organizations a variety of tools, information, training and resources needed to successfully sell our products and solutions. We work with these organizations to train certain of their sales forces and collaborate with them in joint marketing programs.

Through ongoing communications with OEMs, enterprises and carrier sales and marketing organizations, we match our application portfolio with the strategic needs of the carrier and the preferences of their subscribers. We have sales and marketing offices located in San Jose, California; Greenwich, Connecticut; Alpharetta, Georgia; Sydney, Australia; Cologne, Germany; Reading, United Kingdom; and Tokyo, Japan and a number of sales representatives working from their homes in the United States, Italy and Germany, to cover local territories.

Our active participation in multi-channel sales, marketing and service of the enterprise, carrier, retail, and OEM mobile middleware markets provides a significant business opportunity for our partners. Our customers continue to expand and optimize their deployments of Intellisync software products. As a result,

Intellisync’s customer base presents a ready market for complementary products, services, and solutions from our partners.

In addition, Intellisync is the mobile platform of choice for some of the largest mobile carriers and operators in the world. From wireless messaging to device management to mobile applications, we are helping carriers in their efforts to reduce churn, increase average revenue per user (ARPU), penetrate enterprise accounts and increase mobile data profits.

We strive to be both a technology and marketing partner with our OEM and strategic customers. Our sales and marketing organization sells our products directly to our OEM partners, distributors and end users. We work closely with OEM partners on their new hardware products by providing them with technical input, thereby helping to ensure that our software products will work successfully with the OEM’s hardware products. We also train and educate the OEM’s sales and marketing organizations on our products, allowing them to act as our “virtual” sales force to their channels and direct customers. In addition, we work closely with our hardware and software strategic partners to develop effective marketing programs designed to increase sales. Refer to the discussion below under the caption “Risk Factors—If we fail to maintain our existing relationships or enter into new relationships with OEM and business development organizations, or if products offered by our OEM partners fail to achieve or maintain market acceptance, our brand awareness, the sales of our products and use of our services would suffer.”

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

In the United States, our sales organization works directly with major distributors, resellers, computer dealers, retailers, mail-order companies and Web stores to distribute our retail packaged products. Internationally, we market and sell through selected distributors and resellers that focus on specific geographic and market segment areas. These international partners operate as an extension of our marketing and sales organizations, developing the appropriate sales channels in their regions. They also work with local resellers as well as local offices of our OEM customers to develop specific marketing and channel promotions for their regions. As of July 31, 2005, we were represented by over 150 distributors, resellers and retailers in North America, Europe, Asia Pacific, South America and Africa, and are continuing to expand our international reach as appropriate distributors or resellers are found. Also, refer to the discussion below under the caption “Risk Factors—We are dependent on our international operations for a significant portion of our revenue.”

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

No customers, distributor or otherwise, accounted for more than 10% of our total revenue during fiscal 2005 and 2004. During fiscal 2003, Ingram Micro US accounted for 10% of our total revenue.

In order to develop further our brand name recognition, we plan to continue to expand our joint marketing programs, marketing channel promotions and bundling arrangements with our strategic partners. We also plan to continue to leverage our relationships with industry leaders and to expand and diversify our own sales and marketing initiatives to increase our sales to mobile carriers and enterprises. Hence, we anticipate that sales and marketing expenses will increase in fiscal 2006.

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

SEASONALITY

Typically, our products and services experience seasonal variations in demand, with weaker revenue in July and August because of reduced corporate buying patterns during the vacation season. This seasonality is especially notable in Europe. Overall, we experience fluctuations in the demand for our products and services consistent with the fluctuations experienced in the industry as a whole.

COMPETITION

The market for our software remains intensely competitive and is characterized by rapid technological changes and evolving standards. Although we believe we compete favorably in this market, we also believe that this market is likely to become more competitive as the demand for wireless and mobile date solutions continues to increase. We believe that our products and services support a broad range of mobile devices and services, allowing us to compete favorably with other companies with no similar platform or whose mobile solutions are highly fragmented. We also believe that users demanding synchronization functionality with a wide variety of mobile computing devices and software applications will view our products favorably compared to those of larger companies whose products may not be able to support such a degree of interoperability. In addition, our strategic relationships with hardware and software vendors enable us to provide interoperability among a broader range of applications than many of our competitors. To maintain or increase our competitive advantage, we will need to continually enhance and expand our current product, service and technology offerings and our professional service capabilities.

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

We are subject to current and potential competition with respect to our Intellisync Handheld Edition, Intellisync Handheld Edition for Enterprise, Intellisync Mobile Suite, Intellisync SyncML Server and Identity Systems products.

We also face indirect competition from existing and potential customers that may provide internally developed solutions for each of our technology licensing components. We currently face limited direct competition from major applications and operating systems software vendors who may in the future choose to incorporate data synchronization functionality into their operating systems software, thereby potentially reducing the need for OEMs to include our products in their devices. For example, Microsoft’s inclusion of certain features permitting data synchronization between computers utilizing the Windows Mobile and Exchange operating system may have the effect of reducing revenue from our software if users of these operating systems perceive that their messaging and synchronization needs are adequately met by Microsoft. Furthermore, current or potential competitors have established or may establish financial and strategic relationships among themselves or with existing or potential customers or other third parties to increase the ability of their products to address the needs of customers. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share, which would harm our business.

Also, refer to the discussion below under the caption “Risk Factors—We face intense competition in the market for mobile computing synchronization products and services, which could reduce our market share and revenue.”

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

We also complement our engineering capacity with a number of software development engineers located in our research and development facilities in Sofia, Bulgaria and Cluj-Napoca, Romania. These European facilities were established to take advantage of the considerable local knowledge and expertise in the areas of information technology and software programming, and to offer extensive development, support and management for our current projects and potential software solutions. In addition, the companies we acquired from our recent acquisitions have given us expanded research and development capabilities with employees that have extensive knowledge and experience in the synchronization and mobile infrastructure software solutions.

As part of our strategic plan, our engineering group, strengthened by our recent acquisitions, is currently aiming their efforts at expanding support for synchronization of wireless messaging, data sync, device management and application mobilization for wireless handhelds, smartphones, laptops and tablet. We are extending our core synchronization technology to increase scalability and extensibility, and at supporting next-generation wireless technology and device platforms. We also continue efforts on enhancing our data synchronization platform and other technology solutions to provide further value to our wireless carrier and enterprise customers. We will continue to develop our platforms to mobilize and synchronize vertical enterprise applications, such as customer relationship management, or CRM, software with corporate groupware either on the device, desktop or via server-to-server connectivity.

In fiscal 2005, 2004 and 2003, research and development expenses were $14.6 million, $11.5 million and $7.4 million, respectively. Research and development is important to our future success, and we expect that research and development expenses will increase in future periods. Although we plan our budget for research and development based on planned product introductions and enhancements, actual expenditures may significantly differ from budgeted expenditures. In addition, a number of risks are inherent in the product development process. Refer to the discussion below under the caption “Risk Factors—Our market changes rapidly due to evolution in technology and industry standards. If we do not adapt to meet the sophisticated needs of our customers, our business and prospects will suffer.”

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

By transforming emerging technologies into robust, reliable, revenue-producing products and services, our professional services group has the expertise to develop enterprise solutions that combine handheld, mobile, wireless, desktop, internet, synchronization, back-office applications and database technologies. Our professional services team works across multiple phases of development projects: business analysis and strategic technology consulting, project management, design, engineering, quality assurance, software testing, localization and technical writing. The group’s clients have included America Online, Inc., Merck & Co., Inc., Oracle/PeopleSoft, Inc., Pfizer, Inc. and Verizon Wireless.

ACQUISITIONS

The markets in which we compete require a wide variety of technologies, products, and capabilities. Our strategy of acquiring assets or businesses with complementary products, technologies and engineering resources has resulted in the completion of a number of acquisitions, including the transfer of workforce from SoftVision SRL and the acquisition of PDAapps, Tourmaline, Identity Systems, Synchrologic and Spontaneous Technology. We may make additional acquisitions as part of our growth strategy.

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

PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY

Our success depends significantly upon our proprietary technology. We rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions and other measures to protect our proprietary rights. We also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and name recognition are essential to establishing and maintaining a technology leadership position. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We currently have 59 issued United States patents and have 68 patent applications pending in areas covering push email and data synchronization for both wireless and wired communications.

We have designed, developed and sold synchronization products since the early 1990s. It is in this area that we were awarded our first patent. From this activity, we believe we have learned a great deal about what it takes to build a robust synchronization product to deal with the many subtleties presented by the wide range of capabilities among the various PDAs, Mobile Devices, PIMs, enterprise applications and data bases that must be mobilized.

We believe that the defense of our intellectual property is an important portion of our overall IP strategy. However, we cannot be certain that our patents will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by us, if at all. Furthermore, we cannot be certain that others will not develop technologies that are similar or superior to our technology or design around the patents owned by us.

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

Also, refer to the discussion below under the captions “Risk Factors—We may be unable to adequately protect our proprietary rights;” “Risk Factors—We may be subject to intellectual property infringement claims, which are costly to defend and could limit our ability to use certain technologies in the future” and “Risk Factors—We have been, are and may in the future be involved in litigation that could result in significant costs to us.”

EMPLOYEES

As of July 31, 2005, we had a total of 456 full-time employees, including 279 in engineering, professional services and customer support, 122 in sales and marketing and 55 in operations, finance and administration. 201 of our employees are located outside the United States, including 98 in Romania, 33 in Bulgaria, 29 in other parts of Europe, 31 in Asia-Pacific and 10 in Japan. None of our employees is represented by a labor union. We have experienced no work stoppages.

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

We have not been profitable since fiscal 1998. Although we have reported record revenue for fiscal 2005, we cannot be certain that our revenue will continue to grow, that we will produce sufficient revenue to achieve profitability or that our revenue will not decline in the future. We have experienced losses of $13.4 million, $9.5 million and $7.7 million for fiscal 2005, 2004 and 2003, respectively. At July 31, 2005, we had an accumulated deficit of $144.5 million. To become profitable and sustain profitability, we will need to generate additional revenues to offset our expenses. We may not achieve or sustain revenue growth and our losses may continue or increase in the future. The synchronization market is evolving, and as a result we cannot accurately predict either the future growth rate, if any, or the ultimate size of the market for our products and services. Because our operating expenses are relatively fixed in the short term, any shortfalls in revenues would materially affect our results of operations.

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

The Financial Accounting Standards Board (FASB) issued in December 2004 Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment, an amendment of FASB Statements

Nos. 123 and 95,” that addresses the accounting treatment for employee stock options and other share-based payment transactions. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses. The statement and the change in accounting treatment will result in our reporting increased operating expenses beginning for our next fiscal quarter ending October 31, 2005, which would decrease any reported net income or increase any reported net loss, and could adversely affect the market price of our common stock.

We face intense competition in the market for mobile computing synchronization products and services, which could reduce our market share and revenue.

Our market contains few substantial barriers to entry. We believe we will face additional competition from existing competitors and new market entrants in the future. We are subject to current and potential competition with respect to our Intellisync Handheld Edition, Intellisync Handheld Edition for Enterprise, Intellisync Mobile Suite, Intellisync SyncML and Identity Search Servers.

•       Intellisync Mobile Suite enterprise server software—CommonTime, Good Technology, Inc., Research In Motion Limited, Sybase Inc.’s iAnywhere, and others.

•       Intellisync Mobile Suite and Intellisync SyncML software for mobile carriers—Good Technology, Inc., Research In Motion Limited, Seven Networks, Inc., Visto Corporation, and others.

•       Intellisync consumer and enterprise desktop sync products—Chapura, Inc.’s Pocket Mirror, CommonTime’s Cadenza mNotes, IBM Corporation, Microsoft Corporation ActiveSync, Palm Desktop from PalmSource, Inc., Sybase Inc.’s iAnywhere, and others.

•       Identity Search Server—Ascential, Dataflux, Firstlogic, Group1, IBM Corporation, Intelligent Search Technology, Language Analysis Systems, Trillium Software, and others.

In addition to the direct competition noted above, we face indirect competition from existing and potential customers that may provide internally developed solutions for each of our technology licensing components. As a result, we must educate prospective customers as to the advantage of our products compared to internally developed solutions. We currently face limited direct competition from major applications and operating systems software vendors who may in the future choose to incorporate data synchronization functionality into their operating systems software, thereby potentially reducing the need for OEMs to include our products in their devices. For example, Microsoft’s inclusion of certain features permitting data synchronization between computers utilizing the Windows Mobile and Exchange operating systems, or the Exchange 2003 platform, may have the effect of reducing revenue from our software if users of these operating systems perceive that their data synchronization needs are adequately met by Microsoft.

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

Consolidation in wireless messaging and mobile computing synchronization industry may strengthen our competitors’ position in our market. Consolidation of our competitors has occurred, and we expect it to continue to occur in the foreseeable future. Acquisitions may further strengthen our competitors’ financial, technical and marketing resources.

If we fail to develop and sell products designed for OEMs, enterprises and mobile carriers, our revenue and operating results will be adversely affected.

We have recently made substantial investments to develop and offer an expanded range of enterprise synchronization applications, including our acquisition of PDAapps, Tourmaline, Synchrologic and Identity Systems. Our operating plans assume revenue growth from the enterprise market. Enterprise sales present a variety of challenges that are different from those inherent in our historical licensing and consumer business model, and we have limited experience addressing these challenges. For example, enterprise sales typically involve large up-front license fees, which can result in lengthy sales cycles and uncertainties as to the timing of sales driven by customers’ budgetary processes. As a result, we generally have less visibility into future enterprise sales than is typically the case in our royalty-based technology licensing business. In addition, while enterprise sales generally result in ongoing maintenance revenue and may lead to follow-on purchases or upgrades, we are typically dependent on sales to new customers for a significant portion of our enterprise revenue in a given quarter. If our product and service offerings fail to achieve market acceptance, or if enterprise sales fail to meet our expectations in a particular quarter, our revenue and operating results may be materially and adversely affected.

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

We are exposed to potential risks and we will continue to incur increased costs as a result of the internal control testing and evaluation process mandated by Section 404 of the Sarbanes-Oxley Act of 2002.

Although we have now completed the documentation and testing of the effectiveness of our internal control over financial reporting for fiscal 2005, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we expect we will have to incur continuing costs, including increased accounting fees and increased staffing levels, in order to maintain compliance with that section of the Sarbanes-Oxley Act. In the future, if we fail to complete the Sarbanes-Oxley 404 evaluation in a timely manner, or if our independent registered public accounting firm cannot attest in a timely manner to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Also, if our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to our practices, our reputation may be harmed or we may be subject to litigation.

Future acquisitions of companies, some of which may have operations outside the United States, may provide us with challenges in implementing the required processes, procedures and controls in our acquired operations. Acquired companies may not have disclosure controls and procedures or internal control over financial reporting that are as thorough or effective as those required by securities law in the United States. Although we intend to devote substantial time and incur substantial costs, as necessary, to ensure ongoing compliance, we cannot be certain that we will be successful in complying with Section 404.

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

Furthermore, our operating results and prospects from time to time may be below the expectations of public market analysts or investors. Any negative change in the public’s perception of companies in the wireless communications market could depress our stock price regardless of our operating results. Recently, companies experiencing high volatility or significant drops in their stock prices have faced securities class action lawsuits when the market price of a stock has been volatile. Holders of that stock have often instituted securities class action litigation against the company that issued the stock when such stock declines. If any of our stockholders brought such a lawsuit against us, we could incur substantial costs defending the lawsuit. We maintain some level of insurance for such matters however we cannot guarantee that such insurance will be available or will cover the amount of any award. The lawsuit could also divert the time and attention of our management. Further, any settlement of such a lawsuit could adversely affect us.

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

Third parties may assert infringement or other intellectual property claims against us. From time to time, we receive notices from third parties alleging that our products or services infringe proprietary rights held by them. For example, as we announced in August 2004, NCR Corporation filed a complaint alleging patent infringement in the U.S. District Court for the Southern District of Ohio Western Division (Dayton). In the complaint, NCR alleged that certain of our products infringe upon three of NCR’s patents. That case was settled and dismissed by mutual agreement in July 2005. Our customers may receive notices of patent or other infringement from third parties and ask for indemnification in the future. We cannot predict whether third parties will assert claims of infringement against us, or whether any past, present or future claims will prevent us from offering products or operating our business as planned.

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

As of July 31, 2005, we had approximately 66,639,299 shares of common stock outstanding. Assuming that the maximum number of shares and options are issued and registered by us in connection with all of our recent acquisitions and assuming that all shares subject to vested options to purchase common stock under our stock plans are issued, additional shares of our common stock could become issued or issuable and freely tradeable in the public market through approximately July 31, 2006, as follows:

•       approximately 360,000 shares of our common stock that may be issued in August 2005 and February 2006 under our employee stock purchase plan; and

•       approximately 6,350,000 shares issuable upon exercise of outstanding options that will be vested by July 31, 2006.

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

Our revenue from technology licensing depends, in large part, on our ability to develop and maintain relationships with OEMs and business development organizations that help distribute our products and promote our services. We depend on these relationships to:

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

International revenue, primarily from customers based in Europe and Asia Pacific, accounted for 31%, 33% and 36% of our revenue in fiscal 2005, 2004 and 2003, respectively. In the future, we may further expand our international presence. As we continue to expand internationally, we are increasingly subject to risks of doing business internationally, including:

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

We have an engineering facility in Delhi, India, gained through our acquisition of PDAapps, and we established engineering facilities in Sofia, Bulgaria and Cluj-Napoca, Romania. In the future, we may further expand our engineering or sales operations to other geographic areas within the United States and internationally. Our expansion may cause us to incur various costs and expenses, and may place a significant strain upon our operating and financial systems and resources that could materially adversely affect our financial results following such an expansion. We also face significant business risks related to the difficulty in assimilating new operations and the diversion of management’s attention from other business. Additionally, if we fail to align employee skills and populations with revenue and market requirements, it may have a material adverse impact on our business and operating results. Moreover, these newly established operations may not contribute significantly to our sales or earnings.

Foreign exchange fluctuations could decrease our revenue or cause us to lose money, especially since we do not hedge against currency fluctuations.

We believe that in the future, an increasing portion of our costs will be denominated in foreign currencies as we increase operations in Europe and open offices in other countries. We currently do not engage in foreign exchange hedging activities and, although we have not yet experienced any material losses due to foreign currency fluctuation, a portion of our international revenue are currently subject to the risks of foreign currency fluctuations, and these risks will increase as our international revenue increases.

Our recent and any potential acquisitions could require significant management attention and prove difficult to integrate with our business, which could distract our management, disrupt our business, dilute stockholder value and adversely affect our operating results.

As part of our strategy, we intend to continue to make investments in complementary companies, products or technologies. We recently acquired PDAapps, Inc. (June 2005), Tourmaline Networks, Inc. (in March 2005), SoftVision SRL’s workforce (through a transfer in June 2004), Identity Systems (in March 2004), Synchrologic, Inc. (in December 2003) and Spontaneous Technology, Inc. (in September 2003). We may not realize future benefits from any of these acquisitions, or from any acquisition we may make in the future. If we fail to integrate successfully our past and future acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. If our customers are uncertain about our ability to operate on a combined basis, they could delay or cancel orders for our products. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.

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

•       failure to develop further the acquired company’s technology successfully, resulting in the potential impairment of amounts capitalized as intangible assets under SFAS No. 142, “Goodwill and Other

Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets;”

•       unanticipated costs and liabilities, including those that may arise from disputes over the earnout provision of the acquisition agreement; and

•       amortization expenses related to intangible assets (other than goodwill).

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

As of July 31, 2005, our goodwill, developed and core technology and other intangibles amounted to $94,420,000, net of accumulated amortization. We ceased to amortize our existing goodwill upon our adoption of SFAS No. 142 in the beginning of fiscal 2003. We will amortize approximately $8,616,000, $7,980,000, $4,404,000, $2,190,000 and $2,756,000 for fiscal 2006, 2007, 2008, 2009 and thereafter, respectively, of developed and core technology and other intangibles. We expect, however, that amortization expense may increase significantly as a result of any future acquisitions. To the extent we do not generate sufficient cash flows to recover the net amount of any investment in goodwill and other intangibles recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other intangible assets as a result of any future acquisitions we may complete. Future amortization of such other intangible assets or impairments, if any, of goodwill would adversely affect our results of operations in any given period.

We depend on key employees in a competitive market for skilled personnel.

The success of our business will continue to depend upon certain key technical and senior management personnel, including our president and chief executive officer, chief operating officer, chief marketing officer, chief financial officer and other key senior executives, many of whom would be extremely difficult to replace. Competition for such personnel is intense, and we cannot be certain that we will be able to retain our existing key managerial, technical, or sales and marketing personnel. The loss of these officers and other or key employees in the future might adversely affect our business and impede the achievement of our business objectives. We believe our ability to achieve increased revenue and to develop successful new products and product enhancements will depend in part upon our ability to attract and retain highly skilled sales and marketing and qualified product development personnel. In addition, competition for employees in our industry and geographic location could be intense. We may not be able to continue to attract and retain skilled and experienced personnel on acceptable terms. Our ability to hire and retain such personnel will depend in part upon our ability to raise capital or achieve increased revenue levels to fund the costs associated with such personnel. Failure to attract and retain key personnel may adversely affect our business.

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

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The executive officers and directors of Intellisync as of October 17, 2005, are as follows:

Name	Age	Position
Woodson Hobbs	58	President, Chief Executive Officer and Director
David P. Eichler	56	Chief Financial Officer
Clyde Foster	44	Chief Operating Officer
Robert Gerber	42	Chief Marketing Officer
Blair Hankins	51	Senior Vice President of Technology, Client Development
Scott Hrastar	41	Senior Vice President of Technology, Servers and Hosted Services
J. Keith Kitchen	42	Chief Accounting Officer and Principal Accounting Officer
Michael M. Clair	57	Chairman of the Board, the Compensation Committee and the Nomination and Governance Committee and Member of the Audit Committee and the Special Strategy Committee
Richard W. Arnold	57	Director, Chairman of the Audit Committee and the Special Strategy Committee and Member of the Nomination and Governance Committee
Kirsten Berg-Painter	45	Director and Member of the Compensation Committee
Keith A. Cornell	45	Director and Member of the Compensation Committee
Said Mohammadioun	58	Director
Terrence Valeski	58	Director and Member of the Audit Committee and the Nomination and Governance Committee

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

Mr. Eichler became the chief financial officer of the Company in October 2005. Prior to joining the Company, Mr. Eichler was vice president of finance and chief financial officer of SiNett Corporation, an integrated chip and software company in the wireless network market from September 2004 to October 2005. From October 2002 to September 2004, Mr. Eichler was vice president of finance and chief financial officer of Tripath Technology, Inc. a fabless semiconductor company. Mr. Eichler was vice president of finance, chief financial officer and corporate secretary with Gadzoox Networks, Inc., a supplier of storage area networking equipment and software, from March 2001 to May 2002, vice president of finance and administration and chief financial officer with Alliance Semiconductor Corporation, a provider of memory and analog and mixed signal products, from December 1999 to March 2001 and vice president of finance and chief accounting officer with Adobe Systems, Inc., a maker of graphics and publishing software, from December 1997 through December 1998. Mr. Eichler is a certified public accountant and received his BS degree in Accounting from Northeastern University and MBA degree from the University of California Los Angeles.

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

Mr. Gerber became the chief marketing officer, overseeing all marketing, strategy, and e-commerce operations, of the Company in April 2004. Most recently, prior to joining the Company, Mr. Gerber served as managing director and group vice president of Carlson Marketing Group, a relationship marketing company. Mr. Gerber also held a variety of management and consulting positions at Digitas, Inc., an integrated marketing agency, from 2001 to 2004; Deloitte Consulting, a global management consulting firm, from 1992 to 1995; and American Express Company, a diversified worldwide travel, financial, and network services company, from 1987 to 1990. Mr. Gerber is the founder of and led @once, Inc., a private email messaging company, from 1995 to 2000. Previously, Mr. Gerber, served as chief marketing and strategy officer of Commtouch Software Limited, an email infrastructure company. Mr. Gerber holds a BS in engineering degree from the University of Virginia and an MBA degree from Harvard University.

Mr. Hankins became the senior vice president of technology, client development, of the Company in October 2005 responsible for ensuring Intellisync’s wireless messaging products offer the best possible user experience for mobile professionals worldwide. Mr. Hankins previously served as vice president of engineering for Witness Systems, Inc, a leading provider of call center workforce optimization software from August 2004 to September 2005. From January 2003 to August 2004, Mr. Hankins was co-founder and served as chief technology officer of Ascendant Technology, LLC, a provider of industry-specific portal based solutions. From September 1989 to December 2002, Mr. Hankins served as a director of messaging solutions division of IBM Corporation. Mr. Hankins holds a BA degree in mathematics from Ohio State University and an MA degree in mathematics from University of Maryland.

Mr. Hrastar became the senior vice president of technology, servers and hosted services, of the Company in August 2005. Mr. Hrastar previously served as chief technical officer and vice president of engineering for AirDefense, Inc, a wireless LAN security software vendor from October 2001 to August 2005. From October 2000 to October 2001, Mr. Hrastar was vice president of engineering with Lancope, Inc., a network security intrusion detection software developer. From September 1997 to September 2000, Mr. Hrastar served as vice president of research and advanced technology division of

Pathfire, Inc., a digital television distribution software-maker. Mr. Hrastar also served in a variety of engineering positions at Scientific-Atlanta, Inc., a provider of DVR and high-definition set-tops, from 1993 to 1997 and Hitachi-Telecom (USA), Inc., a developer and manufacturer of access systems, high-speed optical networking equipment and customer premises products for the U.S. market, from 1998 to 1993. Mr. Hrastar holds a B.S. degree in electrical engineering from Ohio State University and earned both M.S. and Ph.D. degrees in electrical engineering from the Georgia Institute of Technology.

Mr. Kitchen became chief accounting officer of the Company upon his resignation as chief financial officer, effective upon the appointment of his successor. Mr. Kitchen has agreed to remain with the Company as the Company’s principal accounting officer for an undetermined amount of time following the appointment of his successor in order to provide transition services to the Company and the newly appointed chief financial officer. Mr. Kitchen served as chief financial officer of the Company from July 2004 to October 2005. Mr. Kitchen also served as vice president of finance and administration and chief accounting officer from August 2002 to July 2004 and also as corporate controller since joining the Company in February 2000 with the Company’s acquisition of NetMind Technologies, Inc., a venture capital-funded Internet software company. Mr. Kitchen joined NetMind in January 1999 as its controller and later became its vice president of finance and administration from July 1999 to February 2000. Mr. Kitchen also served in a variety of financial management positions at Intellect Electronics, Inc., a provider of electronic commerce and smart card solutions, from March 1997 to December 1998, and at Bausch & Lomb, Inc., a global technology based healthcare company, from July 1990 to March 1997. Previously, Mr. Kitchen served as certified public accountant with Ernst & Young LLP, a professional services organization. Mr. Kitchen holds a bachelor of science in business administration degree from Bucknell University and is a graduate of Northwestern University’s Kellogg Graduate School of Management.

Mr. Mohammadioun became a director of the Company in December 2003 and most recently served as the Company’s chief technology officer from December 2003 to October 2005. From October 1996 to December 2003, Mr. Mohammadioun served as chief executive officer of Synchrologic, Inc., a provider of mobile infrastructure solutions, which was acquired by Intellisync in December 2003. Previously, Mr. Mohammadioun served as vice-president of Lotus Development Corporation, a provider of knowledge management solutions, from 1990 to 1995. From 1983 to 1990, he was the chief executive officer of Samna Corporation, a word-processing software company founded by Mr. Mohammadioun in 1983. Samna was sold to Lotus Development Corporation in 1990. Mr. Mohammadioun holds a master degree in electrical engineering from Georgia Institute of Technology and an MBA degree from Georgia State University.

In October 2005, Mr. Mohammadioun gave notice to the Company of his intention to resign as a member of the Company’s Board of Directors, effective as of the end of his current term, which is scheduled to expire at the Company’s 2005 annual meeting of stockholders.

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

Mr. Arnold became a director of the Company in May 2004. Since June 2001, Mr. Arnold has served as founding partner of Committed Capital Proprietary Limited, a private equity investment company based in

Sydney, Australia. From August 1999 to May 2001, Mr. Arnold served as executive director of Consolidated Press Holdings Limited, also a private investment company based in Sydney. Previously, Mr. Arnold served as managing director of TD Waterhouse Australia, a securities dealer; as chief executive officer of Integrated Decisions and Systems, Inc., an application software company; as managing director of Eagleroo Proprietary Limited, a corporate advisor company; and in various capacities with Charles Schwab & Company., Inc., a securities and financial services brokerage, including serving as chief financial officer and as executive vice president—Strategy and Corporate Development. Mr. Arnold holds a BS degree in psychology from Stanford University.

Ms. Berg-Painter became a director of the Company in August 2001. Since November 2000, Ms. Berg-Painter has served as an independent marketing consultant. From July 1998 to October 2000, Ms. Berg-Painter served as senior vice president of worldwide marketing at Clarify, Inc., an enterprise customer relationship management, or CRM, company. From 1989 to 1998, Ms. Berg-Painter served in various capacities with Aspect Communications Corporation, a provider of customer relationship portals, last serving as general manager and vice president of one of its product divisions. Previously, Ms. Berg-Painter served as director of product marketing for AST Research, Inc., a personal computer manufacturer, and as director of marketing for Syntellect, Inc., a provider of call-center technology and hosted service solutions. Ms. Berg-Painter began her career at IBM where she held various systems engineering and marketing positions. She holds a BA degree in business and economics from University of California, Los Angeles and attended business school at Norges Handelshøyskolen in Bergen, Norway.

Mr. Cornell is a UK chartered director and became a director of the Company in May 2005. Since 2002, Mr. Cornell has served as chief executive officer of Empower Interactive Ltd., a private specialized messaging platform company working globally with mobile operators. From 2001 to 2002, Mr. Cornell served as president of British Telecom Wireless plc., a mobile telecommunications company, for its Europe operations and in the same position in its spin-off, O2. Between May and October 2001, he served as interim chief executive officer for British Telecom’s Viag Intercom unit in Germany. From 1999 to 2001, Mr. Cornell worked for Firstmark Communications, a Pan-European broadband company, as a senior vice president of business development. From 1995 to 1999, Mr. Cornell served in various capacities including as executive director and vice president of international operations with Vodafone Airtouch International, Ltd. Previously, Mr. Cornell served as director or senior manager for various companies including Airtouch Communications, Inc., a wireless communications company, and Marakon Associates, a value-based strategy consultancy firm. He holds a BS degree in engineering from Harvey Mudd College and an MBA degree from Carnegie Mellon University.

Mr. Valeski became a director of the Company in May 2005. From 2000 to 2005, Mr. Valeski served as chief executive officer and managing director of Eurotel Praha, a leading provider of wireless voice and data services in the Czech Republic. From 1997 to November 2000, Mr. Valeski served in various capacities with British Telecommunications plc (BT), a United Kingdom telecommunications company, as director for mobile marketing outside UK and later as chief operating officer and chief marketing officer for BT’s other divisions or joint ventures such as Telfort, Blu and BT Wireless in Holland and Italy. From 1994 to 1997, Mr. Valeski worked for Pacific Bell Mobile Services, a diversified telecommunications company, as a senior vice president and later as president and general manager. Previously, Mr. Valeski served as senior vice president of sales and marketing for various companies including Atari Corporation, a manufacturer of video games; Mattel, Inc., the world’s largest toy company; Teledyne WaterPik, Inc., a diversified manufacturing company; and J. Walter Thompson Company, a New York-based advertising agency. He holds an EA degree in liberal arts from the University of Arizona. Mr. Valeski is a director of several private companies.

ITEM 2.                PROPERTIES

At July 31, 2005, we leased the facilities described below:

Location	Function	Square Feet		Lease Expiration Date
United States
San Jose, CA	Corporate headquarters, administrative offices, engineering and sales and marketing	33,821	(1)	June 2006
Los Gatos, CA		15,000	(2)	August 2005
Santa Cruz, CA		20,924	(3)	May 2006
Solano Beach, CA	Administrative offices and sales and marketing	2,776		May 2006
Greenwich, CT	Administrative offices and sales and marketing	4,276		January 2008
Alpharetta, GA	Administrative offices, engineering, professional services and sales and marketing	22,409		December 2008
Salt Lake City, UT	Engineering	5,717		April 2006
Europe
Sofia, Bulgaria	Engineering and professional services	15,200		April 2007
Cologne, Germany	Sales	2,949		June 2007
Cluj-Napoca, Romania	Engineering and professional services	8,611		May 2009
Reading, United Kingdom	Sales	1,429		August 2007
Asia-Pacific
Canberra, Australia	Engineering	3,014		August 2008
Sydney, Australia	Administrative offices and sales and marketing	2,626		June 2006
Delhi, India	Engineering	5,656		July 2008
Tokyo, Japan	Administrative offices and sales and marketing	3,024		July 2006

(1)          6% of property is subleased to a third-party for the duration of the lease term.

(2)          Subleased to a third-party for the duration of the lease term.

(3)          Available for sublease.

The properties located in Solano Beach, California and Delhi, India were leased in May 2006 and July 2006 for the employees of our newly acquired subsidiaries Tourmaline and PDAapps, respectively. We believe that these facilities are adequate to meet the present and future operational requirements of our newly acquired subsidiaries.

We lease space in Los Gatos and Santa Cruz, California for offices that were closed as a result of the restructuring and cost reduction plans we implemented in previous fiscal years. Refer to the discussions under the caption “Restructuring and Other Charges” set forth in Item 7, Part II of this Annual Report on Form 10-K for more information on the restructure charges related to these facilities. We have secured tenants for some of our vacated facilities and are actively marketing to sublet the remainder. We have experienced difficulties, however, in subletting our vacated office in Santa Cruz, California because of the continuing deterioration of the real estate markets in that location.

We believe that our existing facilities are sufficient to meet our present and future foreseeable needs. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

ITEM 3.                LEGAL PROCEEDINGS

On October 5, 2005, Plaintiff Spontaneous Technology, Inc. served the Company with a complaint filed in the Third Judicial District Court, of Salt Lake County, State of Utah. In the Complaint, Plaintiff asserts a cause of action for breach of contract related to the calculation of an earnout payment in the Asset Purchase Agreement entered into between the parties on July 30, 2003. Plaintiff seeks compensatory damages in the amount of $673,750 and recovery of its attorneys’ fees and costs. We believe the action has no merit and are vigorously defending against it. We cannot estimate any possible loss at this time.

We are party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including proceedings and claims that relate to acquisitions we have completed or to companies we have acquired, commercial, employment and other matters. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flow. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against Intellisync. It is possible, nevertheless, that our consolidated financial position, cash flows or results of operations could be affected by the resolution of one or more of these contingencies.

Refer to the discussion set forth in Item 1 under the caption “Risk Factors—We may be unable to adequately protect our proprietary rights;” “Risk Factors—We may be subject to intellectual property infringement claims, which are costly to defend and could limit our ability to use certain technologies in the future” and “Risk Factors—We have been, are and may in the future be involved in litigation that could result in significant costs to us.”

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended July 31, 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Intellisync’s common stock began trading on the Nasdaq National Market on December 5, 1996, under the symbol “PUMA.” We changed our name to Intellisync Corporation on February 17, 2004, at which time our ticker symbol changed to “SYNC.” The following table sets forth the high and low closing prices for our common stock as reported on the Nasdaq National Market from August 1, 2003, through July 31, 2005.

	High	Low
Fiscal 2004
First fiscal quarter (August 1, 2003 to October 31, 2003)	$6.99	$3.05
Second fiscal quarter (November 1, 2003 to January 31, 2004)	$7.51	$3.98
Third fiscal quarter (February 1, 2004 to April 30, 2004)	$4.65	$2.26
Fourth fiscal quarter (May 1, 2004 to July 31, 2004)	$3.35	$1.64
Fiscal 2005
First fiscal quarter (August 1, 2004 to October 31, 2004)	$3.05	$1.75
Second fiscal quarter (November 1, 2004 to January 31, 2005)	$2.31	$1.77
Third fiscal quarter (February 1, 2005 to April 30, 2005)	$3.66	$2.06
Fourth fiscal quarter (May 1, 2005 to July 31, 2005)	$3.07	$2.43

As of October 10, 2005, there were approximately 433 stockholders of record of our common stock and 67,255,129 shares of common stock outstanding. Additionally, on such date the last reported closing sale price of our common stock, as reported by the Nasdaq National Market, was $4.27 per share.

We have never paid dividends on our capital stock. We currently intend to retain any future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

The disclosure required by Item 201(d) of Regulation S-K is incorporated by reference to the definitive proxy statement for our 2005 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this form under the caption “Equity Compensation Plan Information.”

ITEM 6.                SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our consolidated financial statements. Historical results should not be taken as indicative of the results that may be expected for any future period. This summary of our consolidated financial information for fiscal years 2001 to 2005 should be read along with our audited consolidated financial statements contained in this Annual Report on Form 10-K. The summarized financial information, other than the statements of operations data for fiscal 2001 and 2002 and the balance sheets data at July 31, 2001, 2002 and 2003, was taken from these financial statements.

This summary of consolidated financial statements includes the accounts of Intellisync Corporation and our wholly owned subsidiaries.

In addition to the effect of acquisitions, there were a number of other items that affected the comparability of this information:

•       The results of operations for fiscal year 2005 include the effects of charges recorded during the fourth quarter of fiscal 2005, including $505,000 for the settlement of NCR Corporation’s patent infringement claim, which is more fully described in note 9 to the consolidated financial statements set forth under Part IV, Item 15 of this Annual Report on Form 10-K., and various legal costs. The results of operations for fiscal 2005 also include $220,000 for purchased in-process research and development in connection with the acquisition of PDAapps, Inc. We also recorded a $25,000 recovery of non-cash stock compensation during fiscal 2005 in connection with certain stock options accounted for using variable accounting.

•       The results of operations for fiscal year 2004 include the effect of charges including $600,000 for facilities cost adjustment relating to restructuring actions implemented in a prior year, $253,000 for severance costs, and $76,000 for operating expenses relating to a potential acquisition that was subsequently abandoned. We recorded a charge of $3,667,000 for purchased in-process research and development in connection with the acquisitions of Spontaneous Technology, Inc., and acquisition of Synchrologic, Inc., and Identity Systems (formerly Search Software America Pty. Ltd., or SSA). An additional charge of $745,000 was incurred in connection with certain stock options accounted for using variable accounting. A net gain of $1,576,000 which resulted from the settlement of patent litigation with Extended Systems was also recorded in fiscal 2004.

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

Condensed Consolidated Statements of Operations Data (in thousands, except per common share data)

	Year Ended July 31,
	2005	2004	2003	2002	2001
Revenue	$59,498	$42,308	$24,860	$22,940	$38,202
Net loss	$(13,414)	$(9,455)	$(7,736)	$(34,518)	$(41,818)
Basic and diluted net loss per common share	$(0.20)	$(0.16)	$(0.17)	$(0.77)	$(0.96)

Condensed Consolidated Balance Sheets Data (in thousands)

	July 31,
	2005	2004	2003	2002	2001
Cash, cash equivalents and short-term investments	$38,852	$53,648	$27,159	$34,431	$48,908
Working capital	$38,068	$51,848	$25,173	$28,099	$44,489
Total assets	$160,793	$170,354	$41,167	$47,312	$78,934
Long-term obligations	$60,880	$61,229	$921	$1,991	$—
Total stockholders’ equity	$82,211	$94,391	$31,796	$34,884	$68,192

Summary Condensed Quarterly Data (unaudited, in thousands, except per common share data)

	Three Months Ended
	July 31,	April 30,	Jan 31,	Oct 31,	July 31,	April 30,	Jan 31,	Oct 31,
	2005	2005	2005	2004	2004	2004	2004	2003
Revenue	$15,703	$15,237	$16,256	$12,302	$13,282	$11,007	$10,003	$8,016
Cost of revenue	3,833	3,723	3,693	3,497	3,490	3,227	2,197	1,787
Gross profit	11,870	11,514	12,563	8,805	9,792	7,780	7,806	6,229
Operating expenses	15,723	15,315	13,104	12,013	11,148	11,396	11,148	8,509
Operating loss	$(3,853)	$(3,801)	$(541)	$(3,208)	$(1,356)	$(3,616)	$(3,342)	$(2,280)
Net loss	$(4,573)	$(4,361)	$(973)	$(3,506)	$(1,758)	$(2,184)	$(3,252)	$(2,261)
Basic and diluted net loss per common share	$(0.07)	$(0.07)	$(0.01)	$(0.05)	$(0.03)	$(0.03)	$(0.06)	$(0.05)
Shares used in computing basic and diluted net loss per common share	66,635	66,523	65,076	64,418	64,070	63,859	54,475	48,266

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

Business Overview

We develop, market and support desktop, enterprise and mobile carrier-class software that enables consumers, business executives and information technology professionals to extend the capabilities of enterprise groupware and vertical applications, data-enabled mobile devices and other personal communication platforms. The primary software applications we developed and marketed include push-email, data synchronization and systems management software. Our software also enables organizations to search, find, match and synchronize identity data within their computer systems and network databases.

We have organized our operations into a single operating segment encompassing the development, marketing and support of software and services that provide synchronization, wireless messaging, mobile application development, database application/device management, real-time remote information access, secure VPN, and identity synchronization capabilities.

We license our software products directly to corporations, mobile carriers, original equipment manufacturers, or OEMs, and business development organizations worldwide. In addition, we sell our retail products through several distribution channels both in the United States and internationally, including major distributors, resellers, computer dealers, retailers and mail-order companies. Internationally, we are represented by over 150 distributors, resellers and retailers in North America, Europe, the Asia-Pacific region, South America and Africa.

One component of our business strategy is to enhance stockholder value through the acquisition of companies and technologies that we can leverage to improve our strategic market position and growth potential in both emerging and established technologies. Our recent acquisitions, together with our internal development efforts, have been aimed at expanding our focus from cabled synchronization to synchronization for wireless handhelds, smartphones, laptops and tablets, where a number of industry analysts, such as International Data Corporation, or IDC, predict future growth. For details on our recent acquisitions, refer to the discussion under the caption “Acquisitions” set forth under Liquidity and Capital Resources below.

We intend to capitalize on the continued growth in demand for wireless services and the related infrastructure required, including hosting, application and other related services, to support that growth. As such, maintaining and cultivating relationships with mobile carriers is currently one of the critical focus areas of our research and development and sales and marketing groups. We believe that wireless services will continue to be one of the fastest growing segments of the telecommunications industry and that mobile carriers will be under increasing competitive pressure. As a result, we believe there will be significant opportunities to provide mobile carriers with services that enable them to focus internal resources on their core business activities while increasing revenues, improving service quality and reducing costs.

We expect to continue to implement our business development strategy in fiscal 2006. To increase market share, we may also attempt to acquire or seek alliances with key competitors and other companies that may have important products and synergies with our existing operations and products.

Estimates, Assumptions and Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations are based on our consolidated financial statements and notes thereto set forth in Part IV of this Annual Report on Form 10-K. Our consolidated financial statements are prepared in accordance with generally accepted accounting principles, or GAAP, in the United States of America. These accounting principles require us to make certain estimates, judgments and assumptions, which we review with our audit committee. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon various factors and information available to us at the time that these estimates, judgments and assumptions are made. These factors and information may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third party professionals. The estimates, judgments and assumptions we make can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.

We use estimates in accounting for, among other things, various revenue contracts, returns, recoverability of long-lived assets and investments, in-process research and development, restructuring accruals, contingencies, allowances for uncollectible receivables, depreciation and amortization and valuation of income taxes. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

License and services revenue associated with contracts that involve significant implementation of customization of services, which are essential to the functionality of the software, is recognized over the period of each engagement, primarily using the percentage-of-completion method. Costs incurred are generally used as the measure of progress towards completion as prescribed by SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts.” Revenue for these arrangements is classified as license revenue and services revenue based upon estimates of fair value of each element, and the revenue is recognized based on the percentage-of-completion ratio for the arrangement. Recognized revenue is subject to revisions as the engagement progresses to completion. Revisions in estimates or estimated losses on engagements are made in the period in which the loss becomes probable and can be reasonably estimated. Considerable judgment, such as the scope of work and reliance on the customer or other vendors to fulfill some tasks, may be required in determining estimates to complete an engagement. If we were to make different judgments or utilize different estimates of the total amount of work required to complete the engagement, the timing of our revenue recognition from period to period, as well as the related margins, might differ substantially from that previously estimated or reported. We consider a project completed at the go-live date. When we sell additional licenses, we recognize revenue after the go-live date if the products or seats have been delivered and no remaining obligations exist.

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

Goodwill represents the excess of the purchase price of acquired businesses over the fair value of the identifiable net assets acquired and is tested for impairment at July 31 of each year and written down only when impaired. Identifiable intangible assets result from the application of the purchase method of accounting for our acquisitions. Our identifiable intangible assets as of July 31, 2005, were composed of our unamortized developed and core technology, patents, trademark, customer base, covenant not-to-compete, customer contracts and acquired workforce (not accounted as a business combination). Developed and core technology, patents and customer base are amortized over the period of benefit, generally three to seven years. Trademarks are amortized over the period of benefit of two or three years. Covenants not-to-compete, customer contracts and acquired workforce are amortized over the period of benefit, ranging from nine months to three years.

The ongoing evaluation for impairment of certain identifiable intangibles, investments and long-lived assets requires significant management estimation and judgment. We evaluate the carrying value of these assets for impairment, when events and circumstances indicate that the carrying amount of the underlying asset may not be recoverable as defined in the respective literature. In addition, SFAS No. 142, “Goodwill and Other Intangible Assets,” requires us to test goodwill annually using a two-step process. The first step is to identify a potential impairment. The second step measures the amount of the impairment loss, if any. Intangible assets with indefinite lives are tested for impairment using a one-step process that compares the fair value to the carrying amount of the asset. Changes in the manner of use of the acquired assets, changes in overall business strategy, negative industry or economic trends, and decline in stock price and market capitalization may trigger an impairment review for certain intangibles. Poor operating results of underlying investments or adverse changes in market conditions may result in losses or an inability to recover the carrying value of investments. Changes in market value of the assets, physical changes and continuing operating or cash-flow losses associated with assets used to generate revenue may suggest problems of recoverability for certain long-lived assets. In assessing potential impairment, we also make significant estimates and assumptions regarding the discounted future cash flows of our reporting units to determine each unit’s fair value. Such estimates include, but are not limited to, projected future operating results, working capital ratios, cash flow, terminal values, market discount rates and tax rates. Whenever the evaluation demonstrates that the carrying amount of an intangible, investment or any other long-lived asset is not recoverable, an impairment charge may be required.

As of July 31, 2005, our total goodwill amounted to $68,474,000. The annual impairment review for goodwill was completed on July 31, 2005, and did not identify any impairment. As of July 31, 2005, other intangibles amounted to $25,946,000, net of accumulated amortization. We expect to amortize approximately $8,616,000, $7,980,000, $4,404,000, $2,190,000 and $2,756,000 of our other intangibles in fiscal 2006, 2007, 2008, 2009 and thereafter, respectively, based on our acquisitions completed as of July 31, 2005. To the extent we do not generate sufficient cash flows to recover the net amount of our investment in goodwill, intangibles and other long-lived assets recorded, the investment could be considered impaired and subject to earlier write-off.

•       In-Process Research and Development.

We value tangible and intangible assets acquired through our business acquisitions, including in-process research and development, or IPR&D, at fair value. We determine IPR&D through established valuation techniques for various projects for the development of new products and technologies and expenses IPR&D when technical feasibility is not reached. The value of IPR&D is determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project is analyzed and estimates and judgments are made to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; the appropriate discount rates; any alternative future use or current technological feasibility; and the stage of completion. During fiscal 2005, 2004 and 2003, we expensed approximately $220,000, $3,667, 000 and $406,000, respectively, in IPR&D charges primarily related to the various acquisitions we had because the technological feasibility of certain products under development had not been established and no future alternative uses existed. If we acquire other companies with IPR&D in the future, we will value the IPR&D through established valuation techniques and will incur future IPR&D charges if those products under development have not reached technical feasibility.

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

•       Income Taxes

As part of the process of preparing consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent that we establish or increase a valuation allowance in a period, the change is included as an expense within the tax provision in the consolidated statement of income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. Based on our estimates concerning future results of operation, we have recorded a valuation allowance for net operating losses and for foreign tax credits. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations. In addition, the estimation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in all the jurisdictions in which we do business. We recognize liabilities for anticipated tax audit issues based on our estimate of the possibility that additional taxes will be due. If we ultimately determine that payment of additional amounts is unnecessary, we reverse the associated liabilities and recognize a tax benefit in the period in which this determination is made. If we determine that our recorded tax liability is less than we expect the ultimate assessment to be, we record an additional charge in our provision for taxes in the period in which this determination is made.

Results of Operations

The following table sets forth items included in the consolidated statements of operations (Part IV of this Annual Report on Form 10-K) as a percentage of revenue for the periods indicated.

	Years Ended July 31,
	2005	2004	2003
Revenue:
License	66.0%	66.9%	77.1%
Services	34.0	33.1	22.9
Total revenue	100.0	100.0	100.0
Cost of revenue:
Cost of license revenue	2.7	4.9	4.8
Cost of services revenue	14.2	14.0	11.7
Amortization of developed and core technology	7.9	6.4	2.5
Total cost of revenue	24.8	25.3	19.0
Gross profit	75.2	74.7	81.0
Operating expenses:
Research and development	24.5	27.1	29.7
Sales and marketing	46.3	39.1	46.1
General and administrative	15.2	18.0	23.3
In-process research and development	0.4	8.7	1.6
Amortization of other intangible assets	7.1	4.6	0.4
Restructuring and other charges	0.9	2.2	3.2
Total operating expenses	94.4	99.7	104.3
Operating loss	(19.2)	(25.0)	(23.3)
Other income (expense)
Interest income	1.8	1.5	3.3
Interest expense	(2.3)	(0.6)	(0.0)
Litigation settlement gain, net	—	3.7	—
Other, net	(1.5)	(0.8)	(0.3)
Other-than-temporary impairment of investments	—	—	(9.6)
Total other income (expense)	(2.0)	3.8	(6.6)
Loss before income taxes	(21.2)	(21.2)	(29.9)
Provision for income taxes	(1.3)	(1.1)	(1.2)
Net loss	(22.5)%	(22.3)%	(31.1)%

Fiscal Year Ended July 31, 2005 as Compared to Fiscal Year Ended July 31, 2004

Revenue

	Year Ended July 31,
	2005	Percent Change	2004
	(In thousands, except percentage)
Total revenue	$59,498	40.6%	$42,308

We derive revenue from two primary sources: software licenses and fees for services. Fiscal 2005 reflected record revenue for Intellisync primarily due from revenue contributions of Synchrologic and Identity Systems product sales, both of which we acquired during fiscal 2004. The revenue increase was also brought about by new revenue streams as we launched new wireless products and ramped up our wireless messaging solution with the global wireless market, as well as by an increase in our sales and marketing efforts, both domestically and internationally.

While the market for smartphones and other wireless mobile devices has grown recently, the market for wired or traditional personal digital assistants, or PDAs, has continued to face challenges. The overall decline in traditional PDA sales has had a direct impact on sales of our Intellisync products through the consumer and online channels, where sales of our synchronization software typically occur at the same time a PDA is purchased, or shortly thereafter. Due to this decline, our retail revenue, which consists of sales to distributors and direct sales to end-users, decreased during fiscal 2005.

Our acquisitions of Spontaneous Technology, Synchrologic, Identity Systems, and, recently, Tourmaline and PDAapps have provided and are expected to further provide us with access to new technology capabilities, potential access to new markets and customers and other revenue-generation opportunities. We expect revenue and operational benefits over time through synergies in technology, product development and operations.

•       License Revenue

	Year Ended July 31,
	2005	Percent Change	2004
	(In thousands, except percentage)
License revenue	$39,244	38.7%	$28,292
As percentage of total revenue	66.0%		66.9%

License revenue is earned from the sale and use of software products (including our technology licensing components) and royalty agreements with original equipment manufacturers, or OEMs. The increase in license revenue in absolute dollars for fiscal 2005 as compared with that for fiscal 2004 reflected an increase in revenue of approximately $10,000,000 from licensing to our enterprise customers and $3,800,000 from our mobile carrier customers. A significant portion of the increase in enterprise revenue was contributed by sales of Intellisync Mobile Suite and other products from Synchrologic (acquired in December 2003) and products from Identity Systems (acquired in March 2004). The increase in license revenue was partially offset by a $3,500,000 decrease in our retail revenue as a result of overall decline in sales of wired or traditional PDAs. We expect that the decreasing revenue from PDAs will continue as more consumers move to smartphones and other wireless mobile devices.

•       Services revenue

	Year Ended July 31,
	2005	Percent Change	2004
	(In thousands, except percentage)
Services revenue	$20,254	44.5%	$14,016
As percentage of total revenue	34.0%		33.1%

Service revenue is derived from fees for services, including fixed-price and time-and-materials professional services arrangements, amortization of maintenance contract programs and hosting fees. The increase in service revenue for fiscal 2005 as compared with that for fiscal 2004 resulted from a total increase of approximately $9,000,000 brought about by an increase in amortization of our maintenance contract programs relating to the increase in license revenue, as well as revenue from our hosting services. This increase was offset by a decrease of approximately $2,200,000 in professional service revenue associated with our technology licensing partners.

In any period, service revenue from time and materials contracts is dependent, among other things, on license transactions closed during the current and preceding quarters and customer decisions regarding implementations of licensed software.

Revenue by Customer Group

	Year Ended July 31,
	2005	Percent Change	2004
	(In thousands, except percentage)
Enterprise and retail	$33,800	56.7%	$21,564
As percentage of total revenue	56.8%		51.0%
OEMs	$16,028	(18.4)%	$19,631%
As percentage of total revenue	27.0%		46.4%
Mobile carriers	$9,670	768.8%	$1,113
As percentage of total revenue	16.2%		2.6%
Total revenue	$59,498		$42,308

Our enterprise and retail products revenue includes sales to retail distribution channels, as well as direct sales of our personal and server products licensed to corporations for internal use. The increase in revenue from enterprise and retail for fiscal 2005 as compared with that for fiscal 2004 resulted from the full-year revenue from products of Synchrologic and Identity Systems, both acquired during fiscal 2004. Revenue from such products increased by approximately $13,500,000. The increase in revenue from enterprise and retail for fiscal 2005 was also due to approximately $2,100,000 in revenue from amortization of support and maintenance based on a higher license revenue base. This increase was offset by a decrease of approximately $3,500,000 in revenue from retail sales of our Intellisync software. Enterprise sales frequently involve large up-front license fees, which can result in lengthy sales cycles and uncertainties as to the timing of sales driven by customers’ budgetary processes. As a result, we generally have less visibility into future enterprise sales than is typically the case with OEMs in our royalty-based technology licensing business. In addition, while enterprise sales generally result in ongoing maintenance revenue and may lead to follow-on purchases or upgrades, we are typically dependent on sales to new customers for a significant portion of our enterprise revenue in a given quarter.

Fiscal 2005 reflected a full-year revenue from our mobile carrier business. The revenue increase from mobile carriers also reflected increased business volume from existing customers and increased number of new contracts signed during the fiscal year.

The growth in revenue from enterprise and retail and mobile carriers was partially offset by a decline in royalty revenue from our OEM customers. This decrease was primarily a result of declining demand for the products of our OEM customers.

International Revenue

	Year Ended July 31,
	2005	Percent Change	2004
	(In thousands, except percentage)
International revenue	$18,409	31.6%	$13,992
As percentage of total revenue	30.9%		33.1%

International revenue continues to represent a significant portion of our revenue. The year-over-year increase in our international revenues accounted for 26% of our total revenue increase for fiscal 2005. Our international revenue growth, in absolute dollars, was a result of a number of factors including an increase in the number of our international technology licensing partners, particularly in Europe; the full-year revenue effect of Identity Systems during fiscal 2005; an increase in the number of sales people worldwide; and the effect of foreign exchange fluctuation. Our sales of Intellisync Mobile Suite particularly in United Kingdom and Italy were stronger than usual for the first half of fiscal 2005. This increase in international revenue was offset by a decrease in revenue from Japan primarily from the delay in closing of certain contracts associated with our new products. The slight decrease in international revenue as a percentage of total revenue for fiscal 2005 was primarily due to increased revenue from our newer offerings in the United States. We expect that Synchrologic, Identity Systems and our other acquisitions will further strengthen our revenue, as well as our presence in Europe and Asia-Pacific. We believe, however, that international revenue will fluctuate on a quarter to quarter basis as we periodically enter into new agreements for professional services and new international partner contracts for technology licensing. International revenue may be subject to certain risks not normally encountered in operations in the United States, including exposure to tariffs, various trade regulations, fluctuations in currency exchange rates, as well as international software piracy as described more fully in “Factors That May Affect Future Operating Results” set forth below. We believe that continued growth will require further expansion in international markets. We have utilized and will likely continue to utilize substantial resources both to expand and establish international operations in the future.

Top Customers

No customers accounted for more than 10% of our total revenue during fiscal 2005 and 2004.

Cost of Revenue

	Year Ended July 31,
	2005	Percent Change	2004
	(In thousands, except percentage)
Total cost of revenue	$14,745	37.8%	$10,701
As percentage of total revenue	24.8%		25.3%

Cost of revenue consists of license costs, service costs and the amortization of developed and core technology. License costs comprise product-packaging expenses such as product media and duplication, manuals, packing supplies, and shipping costs, as well as third party royalty fees. Service costs include the following types of costs: personnel-related expenses such as salaries and other related costs associated with work performed under professional service contracts and non-recurring engineering agreements; post-sales customer support costs and hosting costs associated with our technology licensing partners and end users. Hosting costs include expenses related to bandwidth for hosting, tape backup, security and storage, third-party fees and internal personnel costs associated with logistics and operational support of the hosting services. Service costs can be expected to vary significantly from period to period depending on the mix of services we provide.

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

•       Cost of License Revenue

	Year Ended July 31,
	2005	Percent Change	2004
	(In thousands, except percentage)
Cost of license revenue	$1,585	(23.0)%	$2,059
As percentage of license revenue	4.0%		7.3%

The decrease in cost of license revenue in fiscal 2005 was attributed to lower packaging and distribution costs due to decrease in overall revenue from retail products.

•       Cost of Services Revenue

	Year Ended July 31,
	2005	Percent Change	2004
	(In thousands, except percentage)
Cost of services revenue	$8,478	42.5%	$5,949
As percentage of services revenue	41.9%		42.4%

The increase in cost of services revenue in absolute dollars reflected the effect of planned increases of $1,100,000 in mobile hosting and $800,000 in post-sales support infrastructure and $600,000 in other related expenses. In future periods, cost of revenue may further fluctuate from quarter to quarter due to potential changes in the infrastructure and other requirements of our hosting operations to meet carriers demand. These changes, which may be costly, are difficult to forecast. In addition, our cost of revenue is primarily driven by our expectation for different margin characteristics within and between license and service revenue as well as the expected mix between products and channels.

•       Amortization of Developed and Core Technology

	Year Ended July 31,
	2005	Percent Change	2004
	(In thousands, except percentage)
Amortization of developed and core technology	$4,683	73.9%	$2,693
As percentage of total revenue	7.9%		6.4%

Developed and core technology amounted to $14,552,000 and $15,867,000, net of accumulated amortization, as of July 31, 2005 and 2004, respectively. We continue to amortize other intangible assets, review such assets for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” reassess their useful lives and make any necessary adjustments.

Amortization of purchased technology is computed over the estimated useful lives of the respective assets, generally three to seven years. The increase in the amortization of developed and core technology for fiscal 2005 were primarily due to the impact of developed and core technology acquired from Spontaneous Technology, Synchrologic and Identity Systems during fiscal 2004 and Tourmaline and PDAapps during fiscal 2005. Based on acquisitions completed as of July 31, 2005, we expect the future amortization expense of developed and core technology is as follows (in thousands):

Fiscal year ending July 31,
2006	$4,992
2007	4,872
2008	2,568
2009	1,195
2010	733
Thereafter	192
$14,552

We expect that we may acquire additional developed and core technology in connection with any acquisitions we may complete in the future. As a result, we may further increase our amortization expense of developed and core technology.

Research and Development

	Year Ended July 31,
	2005	Percent Change	2004
	(In thousands, except percentage)
Research and development	$14,604	27.4%	$11,467
As percentage of total revenue	24.5%		27.1%

Research and development expenses consist primarily of salaries and other related costs for research and development personnel, quality assurance personnel, product localization, fees to outside contractors and the cost of facilities and depreciation of capital equipment. We invest in research and development both for new products and to provide continuing enhancements to existing products. Our engineering group is currently focused on developing new functionality for wireless handhelds, smartphones, laptops and tablets, on extending our core synchronization technology to increase scalability and extensibility, and on supporting next generation wireless technology and device platforms. The increase in research and development spending in absolute dollars was due to the added headcount due to the acquisition of approximately 25 engineers from acquisitions of Tourmaline and PDAapps during the second half of fiscal 2005 and 71 additional engineers from the acquisitions of Spontaneous Technology, Synchrologic and Identity Systems during the first three quarters of fiscal 2004. The decrease in research and development expense as a percentage of revenue was due to the overall increase in total revenue. We expect that research and development expenses will increase in absolute dollars as we continue to increase associated costs to pursue additional new product development opportunities, but such expenses will fluctuate as a percentage of revenue due to changes in sales volume.

Sales and Marketing

	Year Ended July 31,
	2005	Percent Change	2004
	(In thousands, except percentage)
Sales and marketing	$27,551	66.6%	$16,540
As percentage of total revenue	46.3%		39.1%

Sales and marketing expenses consist primarily of salaries, commissions, promotional expenses (marketing and sales literature and presentations), marketing programs (trade shows, public relations) and other costs relating to sales and marketing employees. Sales and marketing expenses also include costs relating to technical support personnel associated with pre-sales activities such as building brand awareness, performing product and technical presentations and answering customers’ product and service inquiries. Sales and marketing expenses increased year-over-year due to an increase in number of sales people worldwide as we increased our selling efforts in the Mobile Carrier sales channel. We also added 22 new sales and marketing employees from the acquisitions of Synchrologic and 11 sales and marketing personnel from Identity Systems. The added personnel costs resulted in an increase of approximately $6,094,000 in fiscal 2005.

The increase in sales and marketing expenses was also due to an increase in marketing programs and other related activities of approximately $3,627,000 to support increased revenue activities driven by our recent acquisitions and establishing strategic relationships with our existing and prospective enterprise customers. Increased sales and marketing-related travel increased by approximately $1,290,000. We intend to increase awareness and market presence of our existing and new products, services or technology over time, which may require us to substantially increase the amount we spend on sales and marketing in future periods. We expect that our sales and marketing expenses will continue to increase in terms of absolute dollars as we increase and expand our sales and marketing efforts worldwide.

General and Administrative

	Year Ended July 31,
	2005	Percent Change	2004
	(In thousands, except percentage)
General and administrative	$9,036	18.3%	$7,639
As percentage of total revenue	15.2%		18.0%

General and administrative expenses consist primarily of salaries and other costs relating to administrative, executive and financial personnel and outside professional fees. The increase in general and administrative spending for fiscal 2005 was due to an increase in audit and consulting fees of approximately $1,200,000 which were related to complying with the new reporting requirements under The Sarbanes-Oxley Act of 2002, plus the cost of three additional employees and other expenses amounting to approximately $1,761,000. This increase was partially offset by a $675,000 reduction in non-cash variable accounting charges associated with certain outstanding stock options and a reduction of outside legal costs of $889,000, which was due to a settlement of a patent infringement lawsuit. The decrease in general and administrative expense as a percentage of revenue for fiscal 2005 was due to the overall increase in overall revenue.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured by the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted shares, restricted share units performance-based awards, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123(R), as amended, is effective for our fiscal year 2006. As a result, we will be required to implement SFAS 123R in the quarter ending October 31, 2005. We are presently studying SFAS No. 123R and have not yet determined which method we will select for our adoption of SFAS No. 123R. We expect that the adoption of SFAS No. 123 will have a material impact on our annual earnings.

In-Process Research and Development

	Year Ended July 31,
	2005	Percent Change	2004
	(In thousands, except percentage)
In-process research and development	$220	(94.0)%	$3,667
As percentage of total revenue	0.4%		8.7%

The purchase price of our recent acquisition of PDAapps was assigned to the fair value of the assets acquired, including the in-process research and development. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use and , therefore, we expensed the in-process research and development of $220,000 at the date of the acquisition.

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

The key assumptions underlying the valuation of acquired in-process research and development from PDAapps are as follows (in thousands, except percentage):

Project names: Enhanced version of VeriChat product—to feature J2ME (Java 2 Platform, Micro Edition) and IMode support, presence manager (uses phone state to dictate the status of a user so others can decide if they should send an instant messaging, or IM, or place a call), secure enterprise chat and carrier branded chat

Percent completed as of acquisition date: 30-50%

Estimated costs to complete technology at acquisition date: $900

Risk-adjusted discount rate: 25%

First period expected revenue: 2nd quarter of calendar year 2006

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

Subsequent to the acquisition of PDAapps, there have been no significant developments related to the current status of the acquired in-process research and development project that would result in material changes to the assumptions.

In fiscal 2004 we recorded a charge of $3,667,000 for in-process research and development associated with the acquisitions of Spontaneous Technology, Synchrologic and Identity Systems. For more details, refer to the discussion under the caption “Fiscal Year Ended July 31, 2004 as Compared to Fiscal Year Ended July 31, 2003” set forth below.

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

Amortization of Other Intangible Assets

	Year Ended July 31,
	2005	Percent Change	2004
	(In thousands, except percentage)
Amortization of other intangible assets	$4,239	116.39%	$1,959
As percentage of total revenue	7.1%		4.6%

Other intangible assets, excluding developed and core technology, amounted to $11,394,000 and $13,961,000, net of accumulated amortization, as of July 31, 2005 and 2004, respectively. We continue to amortize other intangible assets, review such assets for impairment under SFAS No. 144, reassess their useful lives and make any necessary adjustments.

Amortization of other intangible assets is computed over the estimated useful lives of the respective assets, generally nine months to seven years. The increase in the amortization of other intangible assets in fiscal 2005 was primarily due to the impact of acquired intangibles from Spontaneous Technology, Synchrologic, Identity Systems, Tourmaline and PDAapps. Based on acquisitions completed as of July 31, 2005, we expect the future amortization expense of other intangible assets is as follows (in thousands):

Fiscal year ending July 31,
2006	$3,624
2007	3,108
2008	1,836
2009	995
2010	705
Thereafter	1,126
$11,394

We expect that we may acquire additional intangible assets associated with any acquisitions we may complete in the future. As a result, we may further increase our amortization expense of other intangible assets.

Restructuring and Other Charges.

	Year Ended July 31,
	2005	Percent Change	2004
	(In thousands, except percentage)
Restructuring charges:
Severance costs	$—		$253
Facilities costs	—		600
Restructuring charges	$—		$853
Other charges:
Litigation settlement and related costs	$355		$—
Costs relating to potential acquisitions	150		76
Other charges	$505		$76
Restructuring and other charges	$505	(45.6)%	$929
As percentage of total revenue	0.9%		2.2%

•       Restructuring Charges and Accrual.   During fiscal 2004, we implemented a number of cost-reduction plans aimed at reducing costs that were not integral to our overall strategy and better aligning our expense levels with current revenue levels. These initiatives included a reduction in workforce and facilities consolidation.

During fiscal 2004, we implemented a reduction in workforce affecting 17 employees in various business functions (nine in research and development and eight in sales and marketing). The program was completed by the end of April 2004, and the associated severance costs incurred were approximately $253,000, none of which remained unused as of July 31, 2005.

Also during fiscal 2004, as a result of vacating our remaining office space in Santa Cruz, California and the difficulties in subletting such facility because of the continuing deterioration of the real estate market in this location, we determined that additional charges were needed for adjustments in our expected future sublease rates and brokerage fees. We therefore recorded total facilities costs of $600,000, inclusive of the costs of $250,000 for vacating a floor of our office facility in San Jose, California.

The following table sets forth the activities in the restructuring accrual account for the periods presented (in thousands):

	Workforce Reduction	Consolidation of Excess Facilities	Total
Balance at July 31, 2003	$—	$1,766	$1,766
Restructuring provision	253	250	503
Adjustment	—	350	350
Cash payments	(253)	(1,286)	(1539)
Balance at July 31, 2004	$—	$1,080	$1,080
Cash payments	—	(994)	(994)
Balance at July 31, 2005	$—	$86	$86

The remaining unpaid amount as of July 31, 2005 of $86,000 related to the net lease expense due to the consolidation of excess facilities, will be paid over the respective lease terms through June 2006 using cash from operations and is reflected accordingly in “Accrued Liabilities” in the consolidated balance sheet as of July 31, 2005.

We continually evaluate the balance of the restructuring reserve we recorded in prior periods based on the remaining estimated amounts to be paid. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

We believe that the above restructurings have contributed towards the improvement in our gross and operating income during fiscal 2004 and 2005.

•       Other charges.

Litigation settlement and related costs.   During the fourth quarter of fiscal 2005, we made a cash payment of $600,000 for litigation settlement with NCR Corporation. This amount is amortized over the license period of certain NCR patents determined to be between January 2002 and December 2010 based on the greater of straight line amortization or in proportion to volume of the deployed licenses. As a result, approximately $239,000 was expensed during the fourth quarter of fiscal 2005. The remaining $361,000 was recorded as “Other Assets” in the consolidated balance sheet as of July 31, 2005. In addition, an expense of $116,000 was recorded for the litigation related costs incurred during the fourth quarter of fiscal 2005.

Costs Relating To Potential Acquisitions.   During fiscal 2005 and 2004, we incurred residual costs of approximately $150,000 and $76,000, respectively for operating expenses, mainly legal and accounting, relating to potential acquisitions that we ceased pursuing.

Interest Income

	Year Ended July 31,
	2005	Percent Change	2004
	(In thousands, except percentage)
Interest income	$1,065	71.8%	$620
As percentage of total revenue	1.8%		1.5%

Interest income represents interest earned on cash and short-term investments and realized gains on miscellaneous investments. The increase in net interest income was due to higher yield on higher cash balances of cash and investments mainly from the realized proceeds from issuance of convertible senior notes during fiscal 2004.

Interest Expense

	Year Ended July 31,
	2005	Percent Change	2004
	(In thousands, except percentage)
Interest expense	$(1,352)	(443.0)%	$(249)
As percentage of total revenue	(2.3)%		(0.6)%

Interest expense for fiscal 2005 reflects primarily a full-year interest charge associated with the convertible senior notes we issued in March 2004.

During fiscal 2004, we entered into two interest rate swap agreements with a financial institution on a total notional amount of $60,000,000, whereby the Company receives fixed-rate interest of 3% in exchange for variable interest payments. The interest rate swaps expire upon the maturity of the Company’s $60,000,000, 3% convertible senior notes in March 2009, and effectively convert fixed-rate notes into variable-rate borrowings. The interest rate is reset semi-annually and is equal to the 6-month LIBOR rate less a rate spread. The total variable interest rate, approximately 2.9% at July 31, 2005, resulted in interest expense savings relative to fixed rates of approximately $499,000 for fiscal 2005.

Other, Net

	Year Ended July 31,
	2005	Percent Change	2004
	(In thousands, except percentage)
Other, net	$(919)	(181.0)%	$(327)
As percentage of total revenue	(1.5)%		(0.8)%

Other, net, represents amortization of debt issuance costs, miscellaneous bank fees and charges and realized gain or loss on foreign exchange and investments. Other, net, for fiscal 2005 reflects $660,000 of debt issuance costs amortization expense associated with the convertible senior notes we issued in March 2004, $140,000 of bank charges and $119,000 of investment management fees, net realized loss on foreign exchange and other expenses. Other, net, for fiscal 2004 was $327,000. For more details on fiscal 2004 other, net, refer to the discussion under the caption “Fiscal Year Ended July 31, 2004 as Compared to Fiscal Year Ended July 31, 2003” set forth below.

Provision for Income Taxes

	Year Ended July 31,
	2005	Percent Change	2004
	(In thousands, except percentage)
Provision for income taxes	$(805)	(67.4)%	$(481)
As percentage of total revenue	(1.3)%		(1.1)%

The provision for income taxes primarily represents foreign withholding taxes on royalties earned from certain foreign customers and state franchise and income taxes and estimated taxes for foreign subsidiaries. The increase in the provision for income taxes for fiscal 2005 was due to an increase in our international operations as a result of our acquisitions and related increase in their net operating income. We expect our effective income tax rate to remain at a relatively low rate in fiscal 2006.

As of July 31, 2005 and 2004, our deferred tax assets, with the exception of Australia as of July 31, 2005, were subject to a full valuation allowance based on our determination that these assets will probably not be realized. We have recorded a deferred tax asset of $242,000 in Australia as of January 31, 2005.

Fiscal Year Ended July 31, 2004 as Compared to Fiscal Year Ended July 31, 2003

Revenue

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
Total revenue	$42,308	70.2%	$24,860

Fiscal 2004 reflected an increase in revenue primarily due from revenue contributions of Intellisync Mobile Suite, professional service and Identity Systems products and technology, as well as the growth in the number of our technology licensing partners. These increases were largely the result of our acquisitions and, we believe, of increase in sales and marketing efforts, both domestically and internationally, and our emphasis on enhancing our product offerings.

•       License Revenue.

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
License revenue	$28,292	47.6%	$19,169
As percentage of total revenue	66.9%		77.1%

A significant portion of the increase in our license revenue for fiscal 2004 was contributed by Synchrologic and Identity Systems. The increase in license revenue was also due to greater demand, as compared with the preceding fiscal year, for certain of our customers’ products in which our technology is embedded. The increase in our customers’ sales provided us with increased royalty proceeds. As a percentage of total revenue, license revenue decreased due to significant increase in our revenue from professional services as described below, as well as the general impact of the decline in wired or traditional PDA sales to our retail revenue.

•       Services revenue.

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

Revenue by Customer Group

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
Enterprise and retail	$21,564	77.9%	$12,122
As percentage of total revenue	51.0%		48.8%
OEMs	$19,631	54.1%	$12,738
As percentage of total revenue	46.4%		51.2%
Mobile carriers	$1,113	—%	$—
As percentage of total revenue	2.6%		—%
Total revenue	$42,308		$24,860

The increase in enterprise and retail products revenue for fiscal 2004 resulted from contributions of products from Synchrologic and Identity Systems (both acquired during fiscal 2004), an increase in revenue from amortization of support and maintenance, and an increase in retail sales of our Intellisync software. This increase for fiscal 2004 was offset by a decrease in revenue from Intellisync Handheld Edition for Enterprise. Less emphasis on marketing of Intellisync Handheld Edition for Enterprise and more on the transition of our enterprise server offering to Intellisync Mobile Suite, during fiscal 2004 contributed to the decrease in revenue from Intellisync Handheld Edition for Enterprise.

The increase in revenue from OEMs was due to greater demand, as compared with the preceding fiscal year, for certain of our customers’ products in which our technology is embedded. The increase in our customers’ sales provided us with increased royalty proceeds.

As a percentage of total revenue, revenue from both enterprise and retail and OEMs decreased due to additional revenue received from Identity Systems (acquired in March 2004) and mobile carrier products (initial ramp-up in fiscal 2004). The decrease was also due to the general impact of the decline in wired or traditional PDA sales to our retail revenue.

International Revenue

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
International revenue	$13,992	57.5%	$8,883
As percentage of total revenue	33.1%		35.7%

The year-over-year increase in our international revenues accounted for 29% of our total revenue increase for fiscal 2004. The increase in our professional services revenue and the number of our international technology licensing partners, particularly in Japan, resulted in an increase in our international revenue in absolute dollars during fiscal 2004. The slight decrease in international revenue as a percentage of total revenue for fiscal 2004, on the other hand, was primarily due to increased revenue from our newer offerings in the United States.

Top Customers

No customers accounted for more than 10% of our total revenue for fiscal 2004. During fiscal 2003, Ingram Micro US, a distributor, accounted for 10% of our total revenue. No other customers accounted for more than 10% of total revenue during fiscal 2003.

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

The increase in cost of services revenue in absolute dollars reflected the increase in professional services costs as a result of the Starfish Software, Inc. acquisition in the second half of fiscal 2003 and Spontaneous Technology, Synchrologic and Identity Systems in the first three quarters of fiscal 2004. The decrease in cost of services revenue as a percentage of services revenue was due to low-cost maintenance contracts acquired as part of our acquisitions particularly of Identity Systems.

•       Amortization of Developed and Core Technology

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
Amortization of developed and core technology	$2,693	328.8%	$628
As percentage of total revenue	6.4%		2.5%

Developed and core technology amounted to $15,867,000 and $1,920,000, net of accumulated amortization, as of July 31, 2004 and 2003, respectively. The increase in the amortization of developed and core technology for fiscal 2004 were primarily due to the impact of recently developed and core technology from Starfish, Loudfire, Inc., Spontaneous Technology, Synchrologic and Identity Systems.

Research and Development

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
Research and development	$11,467	55.2%	$7,389
As percentage of total revenue	27.1%		29.7%

The increase in research and development spending in absolute dollars was due to acquired workforce of approximately 71 engineers from the acquisition of Spontaneous Technology, Synchrologic and Identity Systems during the first three quarters of fiscal 2004. The decrease in research and development spending as a percentage of revenue for fiscal 2004 resulted from an increase in our total revenue.

Sales and Marketing

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
Sales and marketing	$16,540	44.2%	$11,468
As percentage of total revenue	39.1%		46.1%

Sales and marketing expenses increased year-over-year in absolute dollars as a result of establishing strategic relationships with our existing and prospective enterprise customers, as well as increase in sales commissions and increase in marketing program spending to support increased revenue activities driven by our recent acquisitions. We also acquired 22 new sales and marketing employees from Synchrologic during the second quarter of fiscal 2004 and 11 from Identity Systems. Sales and marketing expenses decreased as a percentage of revenue due to an increase in our total revenue.

General and Administrative.

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
General and administrative	$7,639	31.9%	$5,793
As percentage of total revenue	18.0%		23.3%

The major factors for the increase in general and administrative spending in absolute dollars for fiscal 2004 include an increase of $1,040,000 in outside services brought about primarily by legal costs associated with our patent infringement lawsuits and an increase in accounting costs. Also a major factor for an increase in general and administrative expenses was personnel-related costs of $271,000 as a result primarily of acquisitions of Synchrologic and Identity Systems. General and administrative expenses decreased as a percentage of revenue due to an increase in our total revenue.

In-Process Research and Development

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
In-process research and development	$3,667	803.2%	$406
As percentage of total revenue	8.7%		1.6%

The purchase price of each of our acquisitions (Spontaneous Technology, Synchrologic, and Identity Systems in Fiscal 2004 and Starfish in fiscal 2003) was assigned to the fair value of the assets acquired, including the in-process research and development. As of the respective acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use. Accordingly, we expensed the in-process research and development of $469,000, $2,423,000, and $775,000 at the date of the acquisition of Spontaneous Technology, Synchrologic and Identity Systems, respectively, in fiscal 2004 and $406,000 associated with Starfish at the date of its acquisition in fiscal 2003.

The amount of the purchase price allocated to in-process research and technology was based on established valuation techniques used in the high-technology software industry. The fair value assigned to the acquired in-process research and development was determined using the income approach, which discounts expected future cash flows to present value. The key assumptions used in the valuation include, among others, expected completion date of the in-process projects identified as of the acquisition date, estimated costs to complete the projects, revenue contributions and expense projections assuming the resulting product has entered the market, and discount rate based on the risks associated with the development life cycle of the in-process technology acquired. The discount rate used in the present value calculations is normally obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates. We assume the pricing model for the resulting product of the acquired in process research and technology to be standard within its industry. We, however, did not take into consideration any consequential amount of expense reductions from integrating the acquired in-process technology with other existing in-process or completed technology. Therefore, the valuation assumptions did not include significant anticipated cost savings.

The key assumptions underlying the valuation of acquired in-process research and development are as follows (in thousands, except percentage):

Spontaneous Technology

Project names: Version upgrade of Spontaneous Technology’s secure Virtual Private Network, or sVPN

Percent completed as of acquisition date: 60%
Estimated costs to complete technology at acquisition date: $125
Risk-adjusted discount rate: 22%
First period expected revenue: calendar year 2004

Synchrologic

Project names: Version upgrade of Data Sync, File Sync, E-mail accelerator and Systems Management products

Percent completed as of acquisition date: 60%-70%
Estimated costs to complete technology at acquisition date: $3,000
Risk-adjusted discount rate: 22%
First period expected revenue: calendar year 2004

Identity Systems

Project names: SSA-NAME3 Version 3.0 and IDS Version 3.0
Percent completed as of acquisition date: 10%
Estimated costs to complete technology at acquisition date: $600
Risk-adjusted discount rate: 25%
First period expected revenue: June 2005

Starfish

Project name: Mercury platform technology
Percent completed as of acquisition date: 70%
Estimated costs to complete technology at acquisition date: $375
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

Subsequent to the acquisition of Spontaneous Technology, Synchrologic, Identity Systems and Starfish, there had been no significant developments related to the current status of the acquired in-process research and development projects that would result in material changes to the assumptions.

Amortization of Other Intangibles

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
Amortization of other intangibles	$1,959	2318.5%	$81
As percentage of total revenue	4.6%		0.4%

Other intangible assets, excluding developed and core technology, amounted to $13,961,000 and $814,000, net of accumulated amortization, as of July 31, 2004 and 2003, respectively. We continue to amortize other intangible assets, review such assets for impairment under SFAS No. 144, reassess their useful lives and make any necessary adjustments. The increase in the amortization of other intangible assets in fiscal 2004 was primarily due to the impact of recently acquired intangibles from Starfish, Loudfire, Spontaneous Technology, Synchrologic and Identity Systems.

Restructuring and Other Charges.

	Year Ended July 31,
	2004	Percent Change	2003
	(In thousands, except percentage)
Restructuring charges:
Severance costs	$253		$257
Facilities costs	600		159
Restructuring charges	853		416
Other charges:
Costs relating to potential acquisitions	76		379
Restructuring and other charges	$929	16.9%	$795
As percentage of total revenue	2.2%		3.2%

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

The following table sets forth the activities in the restructuring accrual account for the periods presented (in thousands):

	Workforce Reduction	Consolidation of Excess Facilities	Total
Balance at July 31, 2002	$43	$3,076	$3,119
Restructuring provision	257	—	257
Adjustment	—	159	159
Non-cash charges	—	—	—
Cash payments	(300)	(1,469)	(1,769)
Balance at July 31, 2003	$—	$1,766	$1,766
Restructuring provision	253	250	503
Adjustment	—	350	350
Cash payments	(253)	(1,286)	(1,539)
Balance at July 31, 2004	$—	$1,080	$1,080

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

Refer to the discussion under the caption “Fiscal Year Ended July 31, 2005 as Compared to Fiscal Year Ended July 31, 2004” set forth above for the remaining unpaid amount as of July 31, 2005 and other details associated with the restructuring accrual.

•       Costs Relating To Potential Acquisitions.   During fiscal 2004 and 2003, we incurred residual costs of approximately $76,000 and $379,000 for operating expenses, mainly legal and accounting, relating to potential acquisitions that we ceased pursuing.

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

Recently Issued Accounting Pronouncements

The Effect of Contingently Convertible Debt on Diluted Earnings per Share

In October 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 04-8 “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” that the dilutive effect of contingent convertible debt instruments (“CoCo’s”) must be included in diluted earnings per share regardless of whether the triggering contingency has been satisfied, if dilutive. Adoption of EITF No. 04-08 would be on a retroactive basis and would require restatement of prior period diluted earnings per share, subject to certain transition provisions. It is effective for all periods ending after December 15, 2004. Due to the losses we incurred for fiscal 2005, diluted net loss per share does not differ from basic net loss per share, since potential shares of common stock issuable upon the conversion of the convertible debt are anti-dilutive for all periods presented. EITF No. 04-8 could have a future impact on our results of operations in the event that the potential shares of common stock issuable upon conversion of the convertible debt were included in the diluted earnings per share calculation.

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95.” The principal effect of SFAS No. 123R will be to require the inclusion in the earnings of a compensation expense for stock option grants and employee stock plan purchases that previously was only reported as a disclosure in a note to our consolidated financial statements. We are required to adopt the provisions of SFAS No. 123R in the first quarter of fiscal 2006 ending October 31, 2005. We are presently studying SFAS No. 123R and have not yet determined which method we will select for our adoption of SFAS No. 123R. We expect that the adoption of SFAS No. 123R will have a material impact on our annual earnings.

Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment.” On March 29, 2005, the Securities and Exchange Commission, or the SEC, staff issued SAB No. 107 to express the views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. We are currently in the process of implementing SFAS No. 123R, effective as of the first quarter of fiscal 2006, and will take into consideration the additional guidance provided by SAB No. 107 in connection with the implementation of SFAS No. 123R.

Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. This position provides accounting and disclosure guidance for the repatriation provision. We do not believe the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 nor the FSP will have a material impact on our financial condition or results of operations.

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

Accounting Changes and Error Corrections

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. SFAS No. 154 now requires retrospective application of changes in an accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement will have a material impact on our financial statements.

Other-Than-Temporary Impairment

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP will supersede EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP (retitled FSP FAS No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) will replace the guidance set forth in paragraphs 10-18 of EITF No. 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SEC Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP FAS No. 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS No. 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after

September 15, 2005. We do not believe the adoption of FSP FAS No. 115-1 will have a significant impact on our consolidated results of operations or financial position.

Amortization Period for Leasehold Improvements

In June 2005, the EITF reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements.” The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF No. 05-06 is not expected to have an impact on our financial position, results of operations or cash flows.

Liquidity and Capital Resources

Working Capital

The following summarizes our cash and cash equivalents, short-term investments and working capital:

	Year Ended July 31,
	2005	Percent Change	2004	Percent Change	2003
	(In thousands, except percentages and ratios)
Cash and cash equivalents	$19,533	50.4%	$12,991	65.7%	$7,842
Short-term investments	$19,319	(52.5)%	$40,657	110.5%	$19,317
Working capital	$38,068	(26.6)%	$51,848	105.4%	$25,173
Current ratio	3.2	(28.9)%	4.5	12.5%	4.0

We invest excess cash in fixed income securities that are highly liquid, of high-quality investment grade. We intend to make such funds readily available for operating purposes, if needed. In addition to the above cash, cash equivalents and short-term investments at July 31, 2005, we have a total of $4,503,000 restricted cash that is pledged as collateral for certain stand-by letters of credit issued by certain financial institutions and collateral to match any unfavorable mark-to-market exposure on an interest swap agreement. Refer to the discussion under the caption “Restricted Cash” set forth below for more information.

The significant factors underlying the net decrease in cash, cash equivalents and investments during fiscal 2005 were the acquisitions of Tourmaline and PDAapps for $8,048,000, net cash flow used in operations of $4,602,000 and capital acquisitions of $2,426,000. This net decrease in cash, cash equivalents and short-term investments, as well as the increase in accounts payable and deferred revenue at July 31, 2005, resulted in a decrease in working capital and current ratio.

The significant factor underlying the increase in cash, cash equivalents and investments during fiscal 2004 was the net proceeds from issuance of convertible senior notes of $57,052,000, offset by acquisitions of $18,939,000 and net cash flow used in operations of $7,546,000. This increase in cash, cash equivalents and short-term investments resulted in an increase in working capital and current ratio.

Cash Flows

Operating Activities.   Significant items included in cash flows from operating activities are as follows (in thousands):

	Year Ended July 31,
	2005	Change	2004	Change	2003
Net cash used in operating activities	$(4,602)	$2,944	$(7,546)	$(2,737)	$(4,809)

The majority of cash applied to working capital for the current fiscal year resulted from increases in accounts receivable of $2,963,000 and other current and long-term assets of $975,000, as well as from a net decrease in accounts payable and accrued liabilities of $236,000. Offsetting the net decrease in working capital was an increase in deferred revenue of $1,830,000. We have not experienced any significant trends in accounts receivable other than changes relative to the increase in our revenue. Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers. Days sales outstanding (average collection period) increased to 78 days in fiscal 2005 compared with 70 days in fiscal 2004.

The majority of cash applied to working capital for fiscal 2004 resulted from increases in accounts receivable of $2,847,000 (generally consistent with our revenue growth and effected by recent acquisitions) and other current assets of $1,372,000, offset by all other assets of $111,000. Accounts payable and accrued liabilities also decreased by approximately $5,274,000 due to timing of payments particularly of litigation costs and other expenses associated with our acquisitions during fiscal 2004. Offsetting the net decrease in working capital was an increase in deferred revenue of $632,000.

Investing Activities.   Significant items included in cash flows from investing activities are as follows (in thousands):

	Year Ended July 31,
	2005	Change	2004	Change	2003
Net sale/maturities (purchase) of short-term investments	$21,316	$42,782	$(21,466)	$(32,127)	$10,661
Acquisitions	(8,048)	11,091	(19,139)	(16,711)	(2,428)
Capital expenditures	(2,426)	(1,667)	(759)	(308)	(451)
Increase in restricted cash	(445)	3,234	(3,679)	(3,679)	—
Net cash provided by (used in) investing activities	$10,397	$55,440	$(45,043)	$(52,825)	$7,782

The net cash flows provided in investing activities during fiscal 2005 were due primarily to cash movement between investments and cash and cash equivalents, partially offset by Tourmaline and PDAapps acquisitions, capital expenditures and the increase in restricted cash associated with a collateral under an interest rate swap agreement.

The net cash flows used in investing activities during fiscal 2004 were due primarily to cash movement between investments and cash and cash equivalents and acquisitions of Spontaneous Technology, Synchrologic and Identity Systems and the increase in restricted cash associated with a collateral under an interest rate swap agreement.

Financing Activities.   Significant items included in cash flows from financing activities are as follows (in thousands):

	Year Ended July 31,
	2005	Change	2004	Change	2003
Proceeds from stock option exercises	$1,208	$(924)	$2,132	$(76)	$2,208
Net proceeds from long term debt	—	(57,052)	57,052	57,052	—
Payments on borrowings	—	1,764	(1,764)	236	(2,000)
Other	(369)	(643)	274	(56)	330
Net cash provided by financing activities	$839	$(56,855)	$57,694	$57,156	$538

During fiscal 2005, cash flow generated from financing activities was primarily from stock option exercises. Our future cash flows from stock options are difficult to project as such amounts are a function of our stock price, the number of options outstanding, and the decisions by employees to exercise stock options. In general, we expect proceeds from stock option exercises to increase during periods in which our stock price has increased relative to historical levels.

During fiscal 2004, cash flow generated from financing activities includes $57,052,000 in proceeds, net of debt issuance costs, from our senior notes offering. We repaid $1,764,000 of debt acquired from Synchrologic in fiscal 2004.

Refer to the caption “Commitments” below for more details on the convertible senior notes issued in fiscal 2004.

Acquisitions

In June 2005, we completed our acquisition of all of the issued and outstanding stock of PDAapps. Under the terms of an Agreement and Plan of Merger, dated as of June 23, 2005, the outstanding shares of PDAapps common stock were converted into the right to receive (i) an aggregate of approximately $4,000,000 in aggregate initial cash consideration and (ii) an aggregate of up to $2,600,000 in cash earnout consideration (based on future revenue we generate from the former PDAapps client base), subject to the deposit of $1,000,000 in escrow to be available to compensate Intellisync pursuant to the indemnification obligations of the holders of PDAapps common stock. The earnout consideration, if achieved, is due and payable shortly following the first anniversary of the acquisition. As of July 31, 2005, the Company has not accrued the contingent earnout payment amount. Any earnout consideration paid will be recorded as additional goodwill.

In March 2005, we completed our acquisition of all of the issued and outstanding stock of Tourmaline. Under the terms of an Agreement and Plan of Merger, dated as of February 9, 2005, the outstanding shares of Tourmaline common stock were converted into the right to receive (i) an aggregate of approximately $4,118,000 in aggregate initial cash consideration and (ii) an aggregate of up to $2,881,918 in cash earnout consideration (based on future revenue we generate from the former Tourmaline client base), based upon achievement of certain milestones, subject to the deposit of a certain portion of the initial cash consideration and earnout consideration in escrow to be available to compensate Intellisync pursuant to the indemnification obligations of the holders of Tourmaline common stock. The earnout consideration, if achieved, is due and payable shortly following the first anniversary of the acquisition. As of July 31, 2005, the Company has not accrued the contingent earnout payment amount. Any earnout consideration paid will be recorded as additional goodwill.

In June 2004, we acquired (through a transfer) 91 employees from SoftVision SRL pursuant to an Employee Transfer Agreement dated as of February 5, 2004. Under the terms of the agreement, we paid cash of approximately $693,000 and assumed certain employee-related liabilities of approximately $31,000. The SoftVision’s workforce acquisition was accounted for as an asset purchase. The consolidated financial statements include the effect of additional employees we acquired from SoftVision since the date of acquisition.

In March 2004, we completed our acquisition of all of the issued and outstanding stock of Identity Systems and paid cash of $19,986,000, net of $2,143,000 cash acquired, under the terms of the purchase agreement.

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

We believe the acquisition of PDAapps, Tourmaline, Identity Systems, Synchrologic and Spontaneous Technology has brought and may continue to bring modest improvement in our cash flows from operating activities with the realization of synergistic benefits and revenue opportunities.

Effects of Inflation

We believe that our financial results have not been significantly impacted by inflation and price changes during fiscal 2005, 2004 and 2003.

Commitments

Capital Leases.   During the first quarter of fiscal 2005, we entered into a capital lease agreement for computer peripherals, which expires in September 2007. In addition, during fiscal 2004, we entered into a capital lease agreement for a phone system, which expires in February 2008. The agreements resulted in capitalized costs of $296,000 and $231,000 during fiscal 2005 and 2004, respectively. Current and long-term portions of the capital leases amounted to $153,000 and $206,000, respectively, at July 31, 2005.

Operating Leases.   We lease our facilities under operating leases that expire at various dates through December 2008. The leases provide for escalating lease payments.

3% Convertible Senior Notes.   During fiscal 2004, we completed the offering of $60,000,000 of convertible senior notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The notes are convertible into shares of our common stock at the holders option any time prior to the close of business on the final maturity date of the notes, subject to prior redemption of the notes. The initial conversion rate is 250.0000 shares per each $1,000 principal amount of notes which represents an initial conversion price of $4.00 per share. The conversion rate is subject to adjustment for certain events, including the payment of dividends, and other events specified in the indenture. Holders of the notes may require us to redeem all or any portion of the notes upon the occurrence of certain designated events which generally involve a transaction with respect to our common stock. The notes are redeemable at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued interest to, but excluding, the redemption date. The notes bear interest at a rate of 3% per annum. Interest on the notes is paid on March 1 and on September 1 of each year.

Interest Rate Swap.   During fiscal 2004, we entered into two interest rate swap agreements with a financial institution on a total notional amount of $60,000,000, whereby we receive fixed-rate interest of 3% in exchange for variable interest payments. The interest rate swaps expire upon the maturity of the $60,000,000, 3% convertible senior notes in March 2009, and effectively convert fixed-rate notes into variable-rate borrowings. The interest rate is reset semi-annually and is equal to the 6-month LIBOR rate less a rate spread. The total variable interest rate, approximately 2.9% at July 31, 2005, resulted in interest expense savings relative to fixed rates of approximately $499,000 for fiscal 2005. Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, this arrangement has been designated and qualifies as an effective fair value hedge of interest rate risk related to the $60,000,000 convertible senior notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying value of the hedged debt, and therefore does not impact our net earnings. As of July 31, 2005, the fair value of the interest rate swaps was approximately $2,469,000 and recorded in “Other Liabilities” with an equal adjustment recorded to the carrying value of the $60,000,000 convertible senior notes.

The following table summarizes our material obligations and commitments to make future payments, for which we anticipate using cash from operations, under certain contracts, including long-term debt obligations and operating leases as of July 31, 2005 (in thousands):

		Fiscal year ending July 31,
	Total	2006	2007	2008	2009	2010 and Thereafter
Long-term debt(1):
Principal	$60,000	$—	$—	$—	$60,000	$—
Interest	9,761	2,022	2,531	2,585	2,623	—
Capital lease obligation(2)	393	177	177	39	—	—
Operating leases:
Operating leases	5,420	3,103	1,099	849	369	—
Proceeds from subleases	(46)	(46)	—	—	—	—
Net operating leases	5,374	3,057	1,099	849	369	—
Total	$75,528	$5,256	$3,807	$3,473	$62,992	$—

(1)          Represents our 3% convertible senior notes and the associated interest rate swap. Interest on the senior notes and interest rate swap is payable in cash on March 1 and September 1 of each year. The senior notes mature on March 1, 2009.

(2)          Includes interest payments due.

Contingent Earnout Consideration.   Refer to discussion above, under Acquisitions, regarding cash earnout consideration of up to $2,600,000 and $2,881,918 associated with the acquisitions of PDAapps and Tourmaline, respectively.

Other.   In the event of early termination of our service agreement with eˆdeltacom, a division of ITC^DeltaCom, Inc. and a managed service provider, we may be required to pay eˆdeltacom a penalty fee of up to approximately $45,000.

Capital Expenditures

We expect total capital expenditures of approximately $4,500,000 for fiscal 2006 principally for support of the hosting operations and purchase of computers and other various system upgrades.

Officers’ Resignations

On August 29, 2005, we entered into a severance agreement and mutual release with our Chief Strategy Officer, Steve Goldberg, in connection with Mr. Goldberg’s resignation from employment by Intellisync effective August 31, 2005. Pursuant to the terms of the agreement, Mr. Goldberg will receive, among other items, a lump sum payment of $110,000, twelve months of accelerated vesting of his options to purchase registrant’s common stock, the right to exercise his vested options until six months following his termination date and six months of COBRA premiums paid by Intellisync. The agreement includes a general mutual release by Intellisync and Mr. Goldberg and a non-solicitation agreement by Mr. Goldberg for twelve months following the effective date of the agreement.

On October 15, 2005, we entered into a severance agreement and mutual release with our Chief Technology Officer, Said Mohammadioun, in connection with Mr. Mohammadioun’s resignation from employment by Intellisync effective October 15, 2005. Pursuant to the terms of the agreement, Mr. Mohammadioun will receive, among other items, a lump sum payment of $46,875, two and a half months of accelerated vesting of his options to purchase registrant’s common stock, the right to exercise his vested options until six months following his termination date and two and a half months of COBRA premiums paid by Intellisync. The agreement includes a general mutual release by Intellisync and Mr. Mohammadioun and a non-solicitation agreement by Mr. Mohammadioun for twelve months following the effective date of the agreement.

Restricted Cash

We have three letters of credit that collateralize certain operating lease obligations and total approximately $321,000 and $397,000 at July 31, 2005 and 2004, respectively. We collateralize these letters of credit with cash deposits made with two of our financial institutions and have classified the short-term and the long-term portions of approximately $196,000 and $125,000 at July 31, 2005, and $101,000 and $296,000 at July 31, 2004 as “Other Current Assets” and “Restricted Cash,” respectively, in the consolidated balance sheets. The holders of the letters of credit are able to draw on each respective letter of credit in the event that we are found to be in default of our obligations under each of our operating leases.

Under the terms of the interest rate swap agreement into which we entered during fiscal 2004, we must provide collateral to match any unfavorable mark-to-market exposure (fair value) on the swap. The amount of collateral required totals a minimum of $1,800,000 plus an amount equal to the unfavorable mark-to-market exposure on the swap. Generally, the required collateral will rise as interest rates rise. As of July 31, 2005, we have posted approximately $4,181,000 of collateral under this swap agreement which is included in “Restricted Cash” in our consolidated balance sheet.

Litigation

In August 2004, a patent-infringement claim was filed against Intellisync by NCR Corporation in the U.S. District Court for the Southern District of Ohio. In the complaint, NCR alleged certain of our products infringe three of its patents which allegedly cover technology for synchronizing databases between personal digital assistants and host computers. On July 5, 2005, the case was dismissed pursuant to a settlement between Intellisync and NCR whereby we paid NCR $600,000. This amount is amortized over the license period of certain NCR patents determined to be between January 2002 and December 2010 based on the greater of straight line amortization or in proportion to volume of the deployed licenses. As a result, approximately $239,000 was expensed during the fourth quarter of fiscal 2005. The remaining $361,000 was recorded as “Other Assets” in the consolidated balance sheet as of July 31, 2005.

We are also involved in various litigation and claims arising in the normal course of business. In management’s opinion, these matters are not expected to have a material impact on our consolidated results of operations or financial condition.

We believe that our current cash, cash equivalents and short-term investment balances, including cash generated from operations, if any, will be sufficient to meet our working capital and other cash requirements for at least the next 12 months. Beyond the next 12 months, we expect our cash flow from operations and the remaining proceeds from the convertible senior notes we issued in fiscal 2004 to remain sufficient to fund any ongoing investments in capital equipment and interest payments on our senior notes. We expect to have available to us enough cash from operations to also pay the principal of our notes. There are no arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital.

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

Interest Rate Risk

In addition to our cash holdings of $11,336,000, at July 31, 2005, we had an investment portfolio of mostly fixed income securities, including those classified as cash equivalents and securities available-for-sale, of $27,516,000. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of July 31, 2005, the decline of the fair value of the portfolio would be immaterial. We attempt to mitigate risk by holding our fixed income investments until maturity to avoid recognizing an adverse impact in income or cash flows in the event of an increase in market interest rates, but an increase in our liquidity needs may require us to sell fixed-rate securities prior to maturity.

The table below presents the carrying value (which approximates fair value) and related weighted average coupon interest rates for our investment portfolio at July 31, 2005 (in thousands, except interest rates).

	Carrying Amount	Average Coupon Interest Rate
Cash equivalents	$8,197	3.2%
Securities due within one year or less	9,115	2.8%
Auction rate receipts due after 25 years through 40 years	4,700	3.4%
Annuities, auction rate preferred stock and other, with no maturity	5,504	3.0%
Total portfolio	$27,516	3.1%

Debt and Interest Expense.   We incurred $60,000,000 of principal indebtedness from the issuance of convertible senior notes in March 2004. The fair market value of these 3% convertible senior notes is sensitive to changes in interest rates and to the prices of our common stock into which it can be converted as well as our financial stability. In order to manage interest costs and risk, we entered into an interest rate swap agreement during fiscal 2004 with a financial institution on a total notional amount of $50,000,000 and $10,000,000, whereby we receive fixed-rate interest of 3% in exchange for variable interest payments. The interest rate swaps expire upon the maturity of our $60,000,000, 3% convertible senior notes in March 2009, and effectively converts those fixed-rate notes into variable-rate borrowings. The interest rate is reset semi-annually and is equal to the 6-month LIBOR rate less a rate spread. The total variable interest rate, approximately 2.9% at July 31, 2005, resulted in interest expense savings relative to fixed rates of approximately $499,000 for fiscal 2005. Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, this arrangement has been designated and qualifies as an effective fair value hedge of interest rate risk related to the $60,000,000 convertible senior notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying value of the hedged debt, and therefore does not impact our net earnings. As of July 31, 2005, the fair value of the interest rate swaps was approximately $2,469,000 with an equal adjustment recorded to the carrying value of the $60,000,000 convertible senior notes. Assuming a one percentage point increase in the prevailing LIBOR rate, holding other terms of the swap constant, the fair value of the interest rate swap and the underlying senior notes would change by approximately $1,960,000.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated October 28, 2005 are hereby incorporated by reference to Part IV of this Annual Report on Form 10-K.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are accumulated and communicated to management on a timely basis to allow timely decisions regarding appropriate disclosure and are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Reports of Management

Statement of Management’s Responsibility

Intellisync’s management has always assumed full accountability for maintaining compliance with our established financial accounting policies and for reporting our results with objectivity and the highest degree of integrity. It is critical for investors and other users of the consolidated financial statements to have confidence that the financial information that we provide is timely, complete, relevant, and accurate. Management is responsible for the fair presentation of Intellisync’s consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), and has full responsibility for their integrity and accuracy.

Management, with oversight by Intellisync’s Board of Directors, has established and maintains a strong ethical climate so that our affairs are conducted to the highest standards of personal and corporate conduct. Intellisync’s governance initiatives are designed to assure compliance with the listing requirements of NASDAQ and the corporate governance requirements of the Sarbanes-Oxley Act of 2002.

We are committed to enhancing shareholder value and fully understand and embrace our fiduciary oversight responsibilities. We are dedicated to ensuring that our high standards of financial accounting and reporting are maintained. Our culture demands integrity and we have the highest confidence in our processes, our internal controls, and our people, who are objective in their responsibilities and who operate under the highest level of ethical standards.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Intellisync. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of Intellisync’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Intellisync’s internal control over financial reporting was effective as of July 31, 2005. Management’s assessment of the effectiveness of Intellisync’s internal control over financial reporting as of July 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-2.

Changes in Internal Control Over Financial Reporting.

We generate a significant portion of our revenue in remote sales offices throughout the world, where we transact business in multiple languages and often employ personnel that are not as familiar with U.S. GAAP as are our personnel in the United States. In the fourth quarter of fiscal 2005, we completed the process of centralizing certain processes and controls and extending headquarters-based enterprise accounting and revenue systems to certain of our remote offices. These changes were designed to establish consistent information systems and internal controls over financial reporting throughout the company and to ensure a centralized review in the United States of significant contracts from foreign jurisdictions.

There were no other changes in our internal control over financial reporting during the fourth quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the directors and executive officers of Intellisync is set forth in Part I, Item 1 of this Annual Report under the caption “Executive Officers and Directors of the Registrant.” Information relating to directors, audit committee, financial expert and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the definitive proxy statement for Intellisync’s 2005 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A, or Proxy Statement, no later than 120 days after the end of the fiscal year covered by this form, or the Proxy Statement, under the captions “Board Meetings and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report.

We have adopted the Code of Ethics for Principal Officers and Financial Professionals of Intellisync Corporation, a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other finance organization employees. The Code of Ethics for Principal Officers and Financial Professionals of Intellisync Corporation is publicly available on our Website at www.intellisync.com. The code of ethics may be found from our main Web page by clicking first on “Company” and then on “Investors,” and finally on “Corporate Governance.” If we make any substantive amendments to this code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver on that Website or in a report on Form 8-K.

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

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   1.   Financial Statements

The following consolidated financial statements of Intellisync Corporation are filed as part of this Annual Report on Form 10-K:

•       Report of Independent Registered Public Accounting Firm (F-2)

•       Consolidated Balance Sheets at July 31, 2005 and 2004 (F-4)

•       Consolidated Statements of Operations for the fiscal years ended July 31, 2005, 2004 and 2003 (F-5)

•       Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the fiscal years ended July 31, 2005, 2004 and 2003 (F-6)

•       Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2005, 2004 and 2003 (F-8)

•       Notes to Consolidated Financial Statements (F-9)

2.      Supplemental Schedule

Financial Statement Schedules have been omitted because the required information is contained in the consolidated financial statements and the notes thereto, or because such schedules are not required or applicable.

3.      Exhibits

The exhibits listed on the accompanying index to exhibits immediately preceding the financial statement schedules are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

(c)        Exhibits

Exhibit Number	Exhibit Title
2.1(1)	Stock Purchase Agreement between Pumatech, Inc. and Motorola, Inc. dated March 27, 2003.
2.2(2)	Asset Purchase Agreement by and among Pumatech, Inc., Loudfire, Inc. and Craig Johnson. dated July 2, 2003.
2.3(2)	First Amendment to the Asset Purchase Agreement by and among Pumatech, Inc., Loudfire, Inc. and Craig Johnson dated July 22, 2003.
2.4(3)	Asset Purchase Agreement between Pumatech, Inc. and Spontaneous Technology, Inc. dated July 30, 2003 and Amendment No. 1 thereto dated September 17, 2003.
2.5(4)

Stock Purchase Agreement by and among Intellisync Corporation, Intellisync Australia Pty. Ltd., SPL WorldGroup, Inc., SPL WorldGroup B.V., SPL WorldGroup Holdings Pty. Ltd., SPL WorldGroup Software Inc., SPL WorldGroup Limited and Search Software America Pty. Ltd. dated February 24, 2004.

2.6(21)	Agreement and Plan of Merger among Pumatech, Inc., Homerun Acquisition Corporation, and Synchrologic, Inc. dated September 14, 2003.

2.7(24)	Employee Transfer Agreement by and between Intellisync Corporation, SoftVision SRL and Laurentiu Russo dated March 5, 2004.
2.8(25)	Agreement and Plan of Merger by and among Intellisync Corporation, TNI Acquisition Corporation, and Tourmaline Networks, Inc. dated February 9, 2005.
3.1(5)	Certificate of Incorporation of Puma Technology, Inc., a Delaware corporation.
3.2(6)	Amended and Restated Bylaws of Pumatech, Inc., a Delaware corporation.
3.3(7)	Certificate of Amendment of Restated Certificate of Incorporation dated December 19, 2000.
3.4(8)	Certificate of Amendment of Restated Certificate of Incorporation filed on October 18, 2002.
3.5(9)	Certificate of designations of rights, preferences and privileges of Series A Participating Preferred Stock of Pumatech, Inc. dated January 15, 2003.
3.6(10)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on February 3, 2004.
3.7(11)	Certificate of Ownership and Merger merging a wholly-owned subsidiary into Pumatech, Inc., dated February 17, 2004, pursuant to Section 253 of the General Corporation Law of the State of Delaware.
4.1(9)

Preferred Shares Rights Agreement between Pumatech, Inc. and Computershare Investor Services LLC as Rights Agent dated January 13, 2003 (includes Form of Certificate of Designations of Series A Participating Preferred Stock, Form of Rights Certificate and Summary of Rights).

4.2(10)	Indenture dated as of March 3, 2004, between Intellisync Corporation and U.S. Bank National Association, as Trustee, and Form of Note
4.3(10)	Registration Rights Agreement, dated March 3, 2004, among Intellisync Corporation, as issuer and Morgan Stanley & Co. Incorporated, CIBC World Markets and Needham & Company, Inc.
10.1*(12)	Puma Technology, Inc. 1998 Employee Stock Purchase Plan, as amended through April 23, 2002.
10.2*(13)	Form of notice of exercised used under Puma Technology, Inc. 1998 Employee Stock Purchase Plan.
10.3*(5)	Form of Indemnity Agreement for directors and officers.
10.4*(14)	ProxiNet 1997 Stock Plan.
10.5*(15)	NetMind Technologies, Inc. 1997 Stock Plan.
10.6*(16)	Puma Technology, Inc. 2000 Supplemental Stock Option Plan and Related Form of Non-statutory Stock Option Agreement initially established as of March 29, 2000 and as amended through August 22, 2000.
10.7*(17)	Pumatech, Inc. Amended and Restated 1993 Stock Option Plan dated December 6, 2000.
10.8(18)	Loan and Security Agreement dated March 29, 2001, by and between Imperial Bank and Pumatech, Inc.
10.9(19)	Sublease Agreement dated as of February 4, 2002, between the Company and AlphaSmart, Inc.

10.10*(6)	Employment Agreement dated as of June 14, 2002, between the Company and Woodson M. Hobbs.
10.11*(26)	First Amendment to Employment Agreement dated as of August 24, 2005 between the Company and Woodson M. Hobbs.
10.12*(6)	Restricted Stock Option Agreement dated as of June 14, 2002, between the Company and Woodson M. Hobbs.
10.13*(6)	$309,750 Promissory Note dated as of June 14, 2002, payable by Woodson M. Hobbs to Pumatech, Inc.
10.14*(8)	Intellisync Corporation 2002 Stock Option Plan, As Amended dated August 25, 2004.
10.15*(26)	2005 Retention Stock Option Agreement
10.16+(20)	Distribution Agreement by and between Ingram Micro, Inc. and Puma Technology, Inc. dated as of July 14, 1997 and Addendum thereto dated January 30, 2001.
10.17*(21)	Employment offer letter dated September 5, 2002, to Clyde Foster, Senior Vice President of Sales and Marketing.
10.18*(26)	Employment offer letter dated September 15, 2005, to David Eichler, Chief Financial Officer
10.19*+(26)	Severance Agreement and Mutual Release Recitals dated August 29, 2005, by and between Steve Goldberg and Intellisync Corporation
10.20*(26)	Severance Agreement and Mutual Release Recitals dated October 15, 2005, by and between Said Mohammadioun and Intellisync Corporation
10.21*(26)	Change of Control Agreement with Keith Kitchen dated August 24, 2005.
10.22*(26)	Change of Control Agreement with Clyde Foster, dated August 24, 2005.
10.23*(26)	Change of Control Agreement with Rip Gerber, dated August 24, 2005.
10.24*(26)	Change of Control Agreement with David Eichler, dated October 5, 2005.
10.25*(26)	Change of Control Agreement with Blair Hankins, dated October 25, 2005.
10.26*(26)	Change of Control Agreement with Scott Hrastar, dated October 25, 2005.
10.27*(21)	Compensation for Board Service and Change of Control Agreement for Michael M. Clair, dated October 20, 2003.
10.28*(21)	Compensation for Board Service and Change of Control Agreement for Michael Praisner, dated October 20, 2003.
10.29*(21)	Compensation for Board Service and Change of Control Agreement for Kirsten Berg-Painter, dated October 20, 2003.
10.30+(22)

Intellisync Software Developers’ Kit and Bundling License Agreement by and between Puma Technology, Inc. and Research In Motion Limited as of April 29, 1998, and Amendments thereto dated September 14, 1999, April 29, 2000, August 15, 2000, April 30, 2002, and October 31, 2003.

10.31*(23)	Synchrologic, Inc. Amended and Restated 1995 Stock Option Plan.
10.32*(23)	Synchrologic, Inc. 2001 Stock Incentive Plan.
10.33(4)	Settlement and License Agreement, dated March 4, 2004, by and between Intellisync Corporation and Extended Systems Incorporated.

10.34+(24)

Master Software License, Software Development Agreement, Maintenance and Services Agreement and Reseller Agreement dated July 2, 2004 by and between Intellisync Corporation and Cellco Partnership d/b/a Verizon Wireless.

10.35*(24)	Change of Control Agreement with Steven Goldberg dated February 10, 2004.
10.36*(26)	Compensation for Board Service and Change of Control Agreement for Terrence Valeski, dated September 1, 2005.
10.37*(26)	Compensation for Board Service and Change of Control Agreement for Richard Arnold, dated August 24, 2005.
10.38*(26)	Compensation for Board Service and Change of Control Agreement for Keith Cornell, dated August 24, 2005.
10.39*(26)	Amendment No. 1, dated August 29, 2005, to Compensation for Board Service and Change of Control Agreement for Kirsten Berg-Painter.
10.40*(26)	Amendment No. 1, dated August 29, 2005, to Compensation for Board Service and Change of Control Agreement for Michael Clair.
10.41*(26)	Intellisync Corporation Summary of Executive Officer Bonus Plan
21.1(26)	Subsidiaries of the Registrant.
23.1(26)	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1(26)	Power of Attorney (reference page 83 of this Form 10-K).
31.1(26)	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(26)	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(26)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(26)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Management contract or compensatory plan or arrangement.

+                Confidential treatment has been granted or requested for portions of this exhibit.

(1)          Incorporated by reference to the Company’s Report on Form 8-K filed on April 11, 2003.

(2)          Incorporated by reference to the Company’s Report on Form 8-K filed on August 6, 2003.

(3)          Incorporated by reference to the Company’s Report on Form 8-K filed on October 2, 2003.

(4)          Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended April 30, 2004 filed on June 14, 2004.

(5)          Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-011445).

(6)          Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2002 filed on October 17, 2002.

(7)          Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended January 31, 2001 filed on March 19, 2001.

(8)          Incorporated by reference to the Company’s Report on Form S-8 filed on December 3, 2004.

(9)          Incorporated by reference to the Company’s Report on Form 8-A12G filed on January 15, 2003.

(10)   Incorporated by reference to the Company’s Report on Form S-3 filed on June 3, 2004.

(11)   Incorporated by reference to the Company’s Report on Form 8-K filed on February 18, 2004.

(12)   Incorporated by reference to the Company’s Report on Form S-8 filed on August 27, 2002.

(13)   Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1999 filed on October 29, 1999.

(14)   Incorporated by reference to the Company’s Report on Form S-8 filed on November 1, 1999.

(15)   Incorporated by reference to the Company’s Report on Form S-8 filed on February 24, 2000.

(16)   Incorporated by reference to the Company’s Report on Form S-8 filed on October 27, 2000.

(17)   Incorporated by reference to the Company’s Report on Form S-8 filed on February 6, 2001.

(18)   Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended April 30, 2001 filed on June 16, 2001.

(19)   Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended April 30, 2002 filed on June 13, 2002.

(20)   Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2002 filed on December 16, 2002.

(21)   Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2003 filed on October 21, 2003.

(22)   Incorporated by reference to the Company’s Report on Form 10-Q/A for the quarterly period ended October 31, 2003 filed on March 19, 2004.

(23)   Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended January 31, 2004 filed on March 15, 2004.

(24)   Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2004 filed on October 14, 2004.

(25)   Incorporated by reference to the Company’s Report on Form 8-K filed on April 1, 2005.

(26)   Filed herewith.

(b)   Financial Statement Schedules.

Refer to Item 15 (a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, on this 28th day of October 2005.

INTELLISYNC CORPORATION
Date: October 28, 2005	By:	/s/ J. KEITH KITCHEN
J. Keith Kitchen
Chief Accounting Officer and Principal Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Woodson Hobbs and David P. Eichler, and each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ WOODSON HOBBS	President, Chief Executive Officer and	October 28, 2005
Woodson Hobbs	Director (Principal Executive Officer)
/s/ DAVID P. EICHLER	Chief Financial Officer	October 28, 2005
David P. Eichler
/s/ J. KEITH KITCHEN	Chief Accounting Officer (Principal	October 28, 2005
J. Keith Kitchen	Accounting Officer)
/s/ MICHAEL M. CLAIR	Chairman of the Board	October 28, 2005
Michael M. Clair
/s/ RICHARD ARNOLD	Director	October 28, 2005
Richard Arnold
/s/ KIRSTEN BERG-PAINTER	Director	October 28, 2005
Kirsten Berg-Painter
/s/ KEITH A. CORNELL	Director	October 28, 2005
Keith A. Cornell
/s/ SAID MOHAMMADIOUN	Director	October 28, 2005
Said Mohammadioun
/s/ TERRENCE VALESKI	Director	October 28, 2005
Terrence E. Valeski

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Intellisync Corporation:

We have completed an integrated audit of Intellisync Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of July 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Intellisync Corporation and its subsidiaries at July 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of July 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
October 28, 2005

INTELLISYNC CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per common share data)

	July 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$19,533	$12,991
Short-term investments	19,319	40,657
Accounts receivable, net	13,682	10,380
Inventories	46	69
Other current assets	3,190	2,485
Total current assets	55,770	66,582
Property and equipment, net	3,028	1,540
Goodwill	68,474	65,288
Other intangible assets, net	25,946	29,828
Restricted cash	4,306	4,032
Other assets	3,269	3,084
Total assets	$160,793	$170,354
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,584	$1,562
Accrued liabilities	7,569	7,482
Current portion of obligations under capital lease	153	51
Deferred revenue	7,396	5,639
Total current liabilities	17,702	14,734
Obligations under capital lease	206	144
Long-term deferred revenue	228	155
Convertible senior notes	57,531	58,443
Other liabilities	2,915	2,487
Total liabilities	78,582	75,963
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized and none issued and outstanding at July 31, 2005 and 2004	—	—
Common stock, $0.001 par value; 160,000 shares authorized; 66,639 and 65,592 shares issued and outstanding at July 31, 2005 and 2004	67	66
Additional paid-in capital	227,014	225,832
Accumulated deficit	(144,530)	(131,116)
Accumulated other comprehensive loss	(340)	(391)
Total stockholders’ equity	82,211	94,391
Total liabilities and stockholders’ equity	$160,793	$170,354

The accompanying notes are an integral part of these consolidated financial statements.

INTELLISYNC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per common share data)

	Year Ended July 31,
	2005	2004	2003
Revenue:
License	$39,244	$28,292	$19,169
Services	20,254	14,016	5,691
Total revenue	59,498	42,308	24,860
Cost of revenue:
Cost of license revenue	1,585	2,059	1,182
Cost of services revenue (includes non-cash stock compensation of $(19), $14 and $86)	8,478	5,949	2,912
Amortization of developed and core technology	4,683	2,693	628
Total cost of revenue	14,746	10,701	4,722
Gross profit	44,752	31,607	20,138
Operating expenses:
Research and development (includes non-cash stock compensation of $0, $38 and $99)	14,604	11,467	7,389
Sales and marketing (includes non-cash stock compensation of $(6), $18 and $138)	27,551	16,540	11,468
General and administrative (includes non-cash stock compensation of $0, $675 and $1,419)	9,036	7,639	5,793
In-process research and development	220	3,667	406
Amortization of other intangible assets	4,239	1,959	81
Restructuring and other charges	505	929	795
Total operating expenses	56,155	42,201	25,932
Operating loss	(11,403)	(10,594)	(5,794)
Non-operating expense, net:
Interest income	1,065	620	811
Interest expense	(1,352)	(249)	(8)
Litigation settlement gain, net	—	1,576	—
Other, net	(919)	(327)	(65)
Other-than-temporary impairment of investments	—	—	(2,394)
Total non-operating expense, net	(1,206)	(1,620)	(1,656)
Loss before income taxes	(12,609)	(8,974)	(7,450)
Provision for income taxes	805	481	286
Net loss	$(13,414)	$(9,455)	$(7,736)
Basic and diluted net loss per common share	$(0.20)	$(0.16)	$(0.17)
Shares used in computing basic and diluted net loss per common share	65,750	57,732	46,222

The accompanying notes are an integral part of these consolidated financial statements.

INTELLISYNC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS

(In thousands)

							Accumulated
			Additional	Receivable	Deferred		Other
	Common Stock		Paid-in	From	Stock	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Stockholders	Compensation	Deficit	Income (Loss)	Equity	Loss
Balance at July 31, 2002	45,851	$ 46	$ 149,193	$ (330)	$ (226)	$ (113,925)	$ 126	$ 34,884
Issuance of common stock upon exercise of stock options	1,374	1	2,042	—	—	—	—	2,043	$ —
Issuance of common stock under Employee Stock Purchase Plan	522	1	164	—	—	—	—	165	—
Unrealized loss on securities available-for- sale	—	—	—	—	—	—	(159)	(159)	(159)
Realized loss on securities available- for- sale	—	—	—	—	—	—	43	43	43
Currency translation adjustment	—	—	—	—	—	—	(16)	(16)	(16)
Issuance of common stock in connection with acquisitions	134	—	500	—	—	—	—	500	—
Cancellation of common stock in connection with Windward acquisition	(128)	—	—	—	—	—	—	—	—
Repayments by stockholders	—	—	—	330	—	—	—	330	—
Reclassification of vested common stock under Restricted Stock Option Plan	—	—	112	(112)	—	—	—	—	—
Reversal of stock-based compensation on termination of employees	—	—	(69)	—	69	—	—	—	—
Deferred compensation, net	—	—	2,044	—	(2,044)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	1,742	—	—	1,742	—
Net loss	—	—	—	—	—	(7,736)	—	(7,736)	(7,736)
Balance at July 31, 2003	47,753	48	153,986	(112)	(459)	(121,661)	(6)	31,796	$ (7,868)
Issuance of common stock upon exercise of stock options	1,561	2	1,793	—	—	—	—	1,795	$ —
Issuance of common stock under Employee Stock Purchase Plan	279		337	—	—	—	—	337	—
Unrealized loss on securities available-for- sale	—	—	—	—	—	—	(126)	(126)	(126)
Currency translation adjustment	—	—	—	—	—	—	(259)	(259)	(259)
Issuance of common stock in connection with acquisitions	15,999	16	69,230	—	—	—	—	69,246	—
Reclassification of vested common stock under Restricted Stock Option Plan	—	—	198	(198)	—	—	—	—	—
Repayments by stockholders	—	—	—	310	—	—	—	310	—
Deferred compensation, net	—	—	288	—	(286)	—	—	2	—
Amortization of deferred compensation	—	—	—	—	745	—	—	745	—
Net loss	—	—	—	—	—	(9,455)	—	(9,455)	(9,455)
Balance at July 31, 2004	65,592	66	225,832	—	—	(131,116)	(391)	94,391	(9,840)

The accompanying notes are an integral part of these consolidated financial statements.

INTELLISYNC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS (Continued)

(In thousands)

							Accumulated
			Additional	Receivable	Deferred		Other
	Common Stock		Paid-in	From	Stock	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Stockholders	Compensation	Deficit	Income (Loss)	Equity	Loss
Issuance of common stock upon exercise of stock options	691	1	588	—	—	—	—	589	$ —
Issuance of common stock under Employee Stock Purchase Plan	356	—	619	—	—	—	—	619	—
Unrealized loss on securities available-for- sale	—	—	—	—	—	—	(2)	(2)	(2)
Realized loss on securities available-for- sale	—	—	—	—	—	—	(10)	(10)	(10)
Currency translation adjustment	—	—	—	—	—	—	63	63	63
Stock based compensation recovery	—	—	(25)	—	—	—	—	(25)	—
Net loss	—	—	—	—	—	(13,414)	—	(13,414)	(13,414)
Balance at July 31, 2005	66,639	$ 67	$ 227,014	$ —	$ —	$ (144,530)	$ (340)	$ 82,211	$ (13,363)

The accompanying notes are an integral part of these consolidated financial statements.

INTELLISYNC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended July 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(13,414)	$(9,455)	$(7,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Purchased in-process research and development	220	3,667	406
Other-than-temporary impairment of investments	—	—	2,394
Provision for (recovery) doubtful accounts	111	316	(273)
Depreciation	1,258	1,037	1,358
Amortization	8,922	4,652	709
Amortization of debt issuance costs	660	242	—
Non-cash stock compensation (recovery)	(25)	745	1,742
Realized loss (gain) on sale of investment	10	—	(43)
Changes in assets and liabilities:
Accounts receivable	(2,963)	(2,847)	(1,556)
Inventories	23	44	(37)
Other current assets	(402)	(1,372)	302
Other assets	(596)	(117)	115
Accounts payable	1,022	(2,253)	1,487
Accrued liabilities	(1,258)	(3,021)	(2,882)
Deferred revenue	1,830	632	(795)
Other liabilities	—	184	—
Net cash used in operating activities	(4,602)	(7,546)	(4,809)
Cash flows from investing activities:
Purchase of property and equipment	(2,426)	(759)	(451)
Purchase of short term investments	(8,080)	(35,616)	(8,349)
Proceeds from the sales of short-term investments	19,946	7,650	9,625
Proceeds from the maturities of short-term investments	9,450	6,500	9,385
Increase in restricted cash	(445)	(3,679)	—
Acquisitions, net of cash acquired	(8,048)	(18,939)	(2,428)
Other investments	—	(200)	—
Net cash provided by (used in) investing activities	10,397	(45,043)	7,782
Cash flows from financing activities:
Principal payments on borrowings	—	(1,764)	(2,000)
Principal payments on capital lease	(132)	(36)	—
Proceeds from long term debt	—	60,000	—
Debt issuance costs	(237)	(2,948)	—
Note repayments from (advances to) stockholders	—	310	330
Proceeds upon exercise of stock options	589	1,795	2,043
Proceeds from ESPP shares issued	619	337	165
Net cash provided by financing activities	839	57,694	538
Effect of exchange rate changes on cash and cash equivalents	(92)	44	—
Net increase in cash and cash equivalents	6,542	5,149	3,511
Cash and cash equivalents at beginning of year	12,991	7,842	4,331
Cash and cash equivalents at end of year	$19,533	$12,991	7,842
Supplemental disclosure of cash flow information:
Interest paid	$1,597	$6	$10
Income taxes paid	$746	$322	$331
Capital lease obligations	$296	$231	$—
Common stock issued in connection with business acquisition	$—	$69,246	$550
Net non-cash stock compensation	$—	$288	$2,044
Reversal of stock-based compensation	$(25)	$—	$(69)

The accompanying notes are an integral part of these consolidated financial statements.

INTELLISYNC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1   The Company and a Summary of its Significant Accounting Policies

The Company

Intellisync Corporation (Intellisync or the “Company”) develops, markets and supports desktop, enterprise and mobile carrier-class software that enables consumers, business executives and information technology professionals to extend the capabilities of enterprise groupware and vertical applications, data-enabled mobile devices and other personal communication platforms. The primary software applications the Company developed and marketed include push-email, data synchronization and systems management software. The Company’s software also enables organizations to search, find, match and synchronize identity data within their computer systems and network databases.

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows since inception. The Company incurred a net loss of approximately $13,414,000 and negative cash flows from operations of approximately $4,602,000 for fiscal 2005. The Company’s cash balances may decline further, although the Company believes that the effects of its strategic actions implemented to improve revenue as well as control costs along with existing cash resources will be adequate to fund its operations for at least the next 12 months. Failure to generate sufficient revenues or control spending could adversely affect the Company’s ability to achieve its business objectives.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The consolidated financial statements include the results of operations of all companies or assets recently acquired since the date of pertinent acquisitions. These acquisitions include Starfish Software, Inc., Spontaneous Technology, Inc., Synchrologic, Inc., Identity Systems, Tourmaline Networks, Inc., and PDAapps, Inc., the assets purchased from Loudfire, Inc., and the engineering employees transferred from SoftVision SRL in accordance with an employee transfer agreement. Refer to Note 4, Acquisitions, for additional details. All significant inter-company balances and transactions have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to the current presentation.

Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to provision for doubtful accounts, channel inventory and product returns, valuation of goodwill and intangibles, investments and other long-lived assets, restructuring accruals, valuation of income taxes, license and services revenue recognition and contingencies. The Company bases its estimates on various factors and information which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third party professionals that are believed to be reasonable under the circumstances, the results of which form the basis for taking judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Translation of Financial Statements of Foreign Entities

The functional currency of the Company and most of its subsidiaries is the applicable local currency in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation,” while the Company’s reporting currency is the U.S. dollar. Assets and liabilities of the Company and its subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollar equivalents at the rate of exchange in effect on the balance sheet date. Revenues and expenses are translated at the weighted average monthly exchange rates throughout the year. Translation gains or losses are recorded as a separate component of stockholders’ equity and transaction gains and losses are reflected in net income.

For fiscal 2005 and 2004, the Company recorded net translation gain of $63,000 and net translation loss of $259,000, respectively. For fiscal 2005, 2004 and 2003, the Company realized net transaction losses of $134,000, $19,000 and $4,000, respectively. The Company does not currently undertake any foreign currency hedging activities. Due to the number of currencies involved, the constant change in currency exposures and the substantial volatility of currency exchange rates, the effect of exchange rate fluctuations upon the Company’s future operating results could be significant.

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

License and service revenue on contracts involving significant implementation, customization or services, that are essential to the functionality of the software is recognized over the period of each engagement, primarily using the percentage-of-completion method. Costs incurred are generally used as the measure of progress towards completion as prescribed by SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts.” Revenue for these arrangements is classified as license revenue and service revenue based upon estimates of fair value for each element, and the revenue is recognized based on the percentage-of-completion ratio for the arrangement. A provision for estimated losses on engagements is made in the period in which the loss becomes probable and can be reasonably estimated. The Company considers a project completed when all contractual obligations have been met (generally the go live date).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity or maturity at date of purchase of three months or less to be cash equivalents.

Short Term Investments

The Company considers cash invested in highly liquid financial instruments with original maturities greater than three months to be short-term investments, which are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 requires the Company to classify debt and equity securities into one of three categories: held to maturity, trading or available-for-sale. As of July 31, 2005 and 2004, the Company’s short-term investments include auction rate preferred stock, auction rate receipts, municipal bonds and fixed-income annuities which are valued using the amortized cost method which approximates market value due to short maturities of these instruments. Short-term investments also include United States government backed securities and equity securities, which carried at fair value, with the unrealized gains and losses reported as a separate component of stockholders’ equity. The Company intends to make such funds readily available for operating purposes. Realized gains and losses on sales of investment securities are included in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Refer to Note 3 for more details on short-term investments. The Company monitors its investments for impairment by considering current factors including the economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary. Changes in value of these investments are primarily related to changes in interest rates and are considered temporary in nature. Except for declines in fair value that are not considered temporary, net unrealized gains or losses on these investments are reported as a component of accumulated comprehensive income or loss in accumulated other comprehensive loss.

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

Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. The Company defines establishment of technological feasibility at the point which product reaches beta (testing for errors and usability of interface). Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the product are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” During fiscal 2005, 2004 and 2003, all software development costs have been expensed as incurred due to the period of time between beta and making them generally available has been short.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Computer equipment and software are depreciated generally over three years; furniture and office equipment are depreciated generally over four years; and leasehold improvements are amortized over the estimated useful lives, or the term of the related leases, whichever is shorter. Repair and maintenance costs are charged to operations as incurred and major improvements are capitalized. The Company reviews the carrying amount of fixed assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company, therefore, evaluates the remaining life and recoverability of such equipment in light of current market conditions. Upon disposal, the assets and related accumulated depreciation are removed from the Company’s accounts and resulting gains and losses are recorded in other, net.

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

The Company’s capitalized software costs were $1,773,000 and $1,519,000 with related accumulated depreciation of $1,416,000 and $1,260,000 at July 31, 2005 and 2004, respectively. Capitalized software costs are included in property and equipment and are amortized generally over three years.

Business Combinations and Asset Purchases

Business Combinations are accounted for in accordance with SFAS No. 141, “Business Combinations” which effectively requires that the purchase method of accounting for business combinations be followed. In accordance with SFAS 141, the Company determines the recognition of intangible assets based on the following criteria: (1) the intangible asset arises from contractual or other rights, or (2) the intangible is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. In conjunction with business combinations, the Company may record restructuring liabilities of the acquired company in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” These costs represent liabilities that are recorded as part of the purchase price allocation for the acquisition. Accordingly, the Company’s recent acquisitions of Synchrologic and Identity Systems were accounted for using the guidance in SFAS No. 141 and EITF No. 95-3.

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

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price, including acquisition costs, of acquired businesses over the fair value of the identifiable net assets acquired. Goodwill is evaluated in terms of its fair value annually in the fourth fiscal quarter or more frequently if impairment indicators arise and any impairment recognized at that time. Refer to “Impairment of Long-Lived Assets” below.

Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The Company has two reporting units and estimates the each unit’s fair value using the present value of expected future cash flows. Cash flow forecasts used in evaluation of goodwill were based on trends of historical performance and management’s estimate of future performance. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

The Company reviews goodwill for potential impairment as of July 31 each year and was not required to record a goodwill impairment charge as a result of the review. The Company will continue to perform the goodwill impairment review annually or more frequently if facts and circumstances warrant a review.

Other intangible assets result from the application of the purchase method of accounting for the Company’s acquisitions and are composed of the unamortized identifiable assets including acquired developed and core technology, patents, trademarks, customer base, covenant not-to-compete, customer contracts and acquired workforce (not accounted as a business combination). Developed and core technology, patents and customer base are amortized over the period of benefit, generally three to seven years. Trademarks are amortized over the period of benefit of two or three years. Covenant not-to-compete, customer contracts and acquired workforce are amortized over the period of benefit, ranging from nine months to three years.

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

Restricted Cash

Cash and investments that are restricted for use, for legal or other contractual reasons, are segregated and classified as restricted cash. The Company’s restricted cash consists of cash held by a financial institution as collateral under the terms of the interest rate swap agreement, into which the Company entered during fiscal 2004, , which is more fully explained in footnote 7, to match any unfavorable mark-to-market exposure (fair value) on the swap. The amount of collateral required totals a minimum of $1,800,000 plus an amount equal to the unfavorable mark-to-market exposure on the swap. Generally, the required collateral will rise as interest rates rise. As of July 31, 2005 and 2004, the Company has posted approximately $4,181,000 and $3,736,000, respectively, of collateral under the swap agreement which is included in “Restricted Cash” in the consolidated balance sheet.

Restricted cash also includes cash held by financial institutions as collateral on letters of credit in connection with the Company’s certain operating lease obligations. This portion of the restricted cash was $125,000, net of current portion of $196,000 at July 31, 2005, and $296,000, net of current portion of $101,000 at July 31, 2004. The short-term and the long-term portions are classified as “Other Current Assets” and “Restricted Cash,” respectively, in the consolidated balance sheets.

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

Advertising Expense

In accordance with the EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer”, the Company carefully evaluates the substance of any co-op advertising support. To the extent that the co-op advertising support relates to the acquisition of advertising material which the Company could obtain independently, these costs are considered advertising or sales and marketing expense. To the extent that they relate to promotional support for the Company’s customers’ advertising activities, they are considered reductions of revenue, in accordance with the EITF 01-09. The Company evaluates co-op advertising commitments on a customer by customer basis considering actions taken throughout the course of the year, and the Company’s prior history in dealing with customer co-op advertising issues. Costs accounted for as reductions of revenue amounted to $65,000, $152,000 and $179,000 in fiscal 2005, 2004 and 2003, respectively.

Other advertising costs, approximately $2,055,000, $1,072,000 and $626,000 for fiscal 2005, 2004 and 2003, respectively, are charged to sales and marketing expense as incurred.

Income Taxes

Income taxes are computed using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated. Deferred tax assets are reduced, if necessary, by the amount of any tax benefits that are not expected to be realized based on available evidence. The Company is subject to income tax audits in all of the jurisdictions in which it operates and, as a result, must also assess exposures to any potential issues arising from current or future audits of current and prior years tax returns. Accordingly, the Company must assess such potential exposure and, where necessary, provide a reserve to cover any expected loss. To the extent that the Company establishes such a reserve, the provision for income taxes would be increased. If the Company ultimately determines that payment of these amounts is unnecessary, it reverses the liability and recognizes a tax benefit during the period in which it determines that the liability is no longer necessary. The Company records an additional charge in the provision for income taxes in the period in which it determines that the recorded tax liability is less than it expects the ultimate assessment to be.

Comprehensive Income (Loss)

The Company has adopted the accounting treatment prescribed by SFAS No. 130. Comprehensive income (loss) is defined as a change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. The primary difference between net income (loss) and comprehensive income (loss) for the Company arises from foreign currency translation adjustments and net unrealized gains/(losses) on available-for-sale securities.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, investments and trade accounts receivable. The Company places its cash, cash equivalents and short-term investments primarily in auction rate preferred stock, auction rate receipts, certificates of deposit, commercial paper, fixed-income annuities, government notes and bonds and money market accounts. At July 31, 2005, the Company held its depository accounts with six financial institutions in the United States, three financial institutions in Japan, and eleven financial institutions in other parts of the world. Deposits with these institutions may exceed the amount of insurance provided on such deposits. The Company has not historically experienced any losses on deposits held at these institutions. The Company, by policy, limits the amount of credit exposure for cash equivalents and investments to any one issuer.

Accounts receivable are typically unsecured and are derived from revenues earned from customers located throughout the world, which minimizes the concentration of credit risk. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations.

The following table details the activity in the allowances for accounts receivable (in thousands):

Classification	Balance at beginning of period	Charged to costs and expenses	Deductions / Writeoffs	Balance at end of period
Provision for doubtful accounts for the year ended:
July 31, 2003	$725	$(273)	$112	$340
July 31, 2004	$340	$316	$186	$470
July 31, 2005	$470	$111	$17	$564

Verizon Wireless accounted for 10% of the total accounts receivable balance at July 31, 2005 and 2004. No other customers accounted for more than 10% of total of accounts receivable during the same periods. No customer accounted for more than 10% of the total revenue for fiscal 2005 and 2004. Ingram Micro US accounted for 10% of the total revenue for fiscal 2003. In accordance with the Company’s revenue recognition policy, such revenue from a major distributor represents revenue recognized at the time the Company’s products were sold to end-user customers. No end-user customers, direct or through distributors and resellers, accounted for more than 10% of total revenue during the same periods.

Historically, the Company’s sales are generally denominated in United States dollars. Recently, as a result primarily of its recent acquisitions, the Company has increasingly generated a portion of its revenues and incurred a portion of its expenses in Euros, British pounds, the Japanese Yen and Australian dollars. The Company currently does not have any hedging or similar foreign currency contracts to mitigate its exposure to the risk of changes in foreign currency rates.

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

If compensation cost for the Company’s stock plans had been determined consistent with SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company’s net loss and loss per common share would have been adjusted to the pro-forma amounts indicated below (in thousands, except per common share data):

	Year Ended July 31,
	2005	2004	2003
Net loss as reported	$(13,414)	$(9,455)	$(7,736))
Add (Deduct): Stock-based employee compensation expense (recovery) included in reported net loss	(25)	745	1,742
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(6,400)	(3,978)	(1,058)
Pro forma net loss	$(19,839)	$(12,688)	$(7,052)
Basic and diluted net loss per common share as reported	$(0.20)	$(0.16)	$(0.17)
Basic and diluted pro forma net loss per common share	$(0.30)	$(0.22)	$(0.15)

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Option Plans			Employee Stock Purchase Plan
	Year Ended July 31,			Year Ended July 31,
	2005	2004	2003	2005	2004	2003
Expected life (in years)	4.5	3.5	3.4	1.0	1.0	0.5
Risk-free interest rate	4.07%	3.44%	2.34%	2.03%	1.27%	1.22%
Stock price volatility	110%	118%	132%	125%	131%	131%
Expected dividend yield	—	—	—	—	—	—

The following is a summary of weighted-average grant date fair values:

	Weighted-Average Grant Date Fair Value
	Year Ended July 31,
	2005	2004	2003
Options granted under Stock Option Plans	$1.67	$2.55	$0.90
Shares granted under the Stock Purchase Plan	$1.37	$0.79	$0.30

Starting in the first quarter of fiscal 2006, the Company will account for stock options under SFAS No. 123(R), “Share-Based Payment.” Refer to Note 2, Recently Issued Accounting Pronouncements, for further details.

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

In October 2004, the EITF reached a consensus on EITF No. 04-8 “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” that the dilutive effect of contingent convertible debt instruments (“CoCo’s”) must be included in diluted earnings per share regardless of whether the triggering contingency has been satisfied, if dilutive. Adoption of EITF No. 04-08 would be on a retroactive basis and would require restatement of prior period diluted earnings per share, subject to certain transition provisions. It is effective for all periods ending after December 15, 2004. Due to the losses the Company incurred for fiscal 2005, diluted net loss per share does not differ from basic net loss per share, since potential shares of common stock issuable upon the conversion of the convertible debt are anti-dilutive for all periods presented. EITF No. 04-8 could have a future impact on the Company’s results of operations in the event that the potential shares of common stock issuable upon conversion of the convertible debt were included in the diluted earnings per share calculation.

Note 2   Recently Issued Accounting Pronouncements

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95.” The principal effect of SFAS No. 123R will be to require the inclusion in the earnings of a compensation expense for stock option grants and employee stock plan purchases that previously was only reported as a disclosure in a note to the Company’s consolidated financial statements. The Company is required to adopt the provisions of SFAS No. 123R in the first quarter of fiscal 2006 ending October 31, 2005. The Company is presently evaluating SFAS No. 123R and has not yet determined which method it will select for its adoption of SFAS No. 123R. The Company expects that the adoption of SFAS No. 123R will have a material impact on its annual earnings.

Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment.” On March 29, 2005, the Securities and Exchange Commission (SEC) staff issued SAB No. 107 to express the views of the staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and to provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company is currently in the process of implementing SFAS No. 123R, effective as of the first quarter of fiscal 2006, and will take into consideration the additional guidance provided by SAB No. 107 in connection with the implementation of SFAS No. 123R.

Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. This position provides accounting and disclosure guidance for the repatriation provision. The Company does not believe the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 nor the FSP will have a material impact on its financial condition or results of operations.

Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, ‘Accounting for Asset Retirement Obligations.’” FIN No. 47 clarifies when an entity would be required to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability’s fair value can be reasonably estimated. Uncertainty surrounding the timing and method of settlement that may be conditional on events occurring in the future would be factored into the measurement of the liability rather than the recognition of the liability. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The Company is currently assessing the impact that the interpretation may have on its consolidated financial position and results of operations.

Accounting Changes and Error Corrections

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. SFAS No. 154 now requires retrospective application of changes in an accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement will have a material impact on its financial statements.

Other-Than-Temporary Impairment

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP will supersede EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP (retitled FSP FAS No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) will replace the guidance set forth in paragraphs 10-18 of EITF No. 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SEC Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP FAS No. 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS No. 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not believe the adoption of FSP FAS No. 115-1 will have a significant impact on its consolidated results of operations or financial position.

Amortization Period for Leasehold Improvements

In June 2005, the EITF reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements.” The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF No. 05-06 is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

Note 3   Balance Sheet Components

Cash equivalents and short-term investments consist of the following (in thousands):

	July 31, 2005
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Loss	Gain	Fair Value
Cash equivalents
Certificate of deposits	$179	$—	$—	$179
Commercial papers	1,996	—	(1)	1,995
Government notes and bonds	2,382	—	—	2,382
Money market funds	3,641	—	—	3,641
	$8,198	$—	$(1)	$8,197
Short term investments
Auction rate preferred stock	$1,000	$—	$—	$1,000
Auction rate receipts	4,500	—	—	$4,500
Fixed income annuities	4,499	—	—	$4,499
Government notes and bonds	9,385	—	(70)	9,315
Other	2	3	—	5
	$19,386	$3	$(70)	$19,319

	July 31, 2004
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Loss	Gain	Fair Value
Cash equivalents
Certificate of deposit	$121	$—	$—	$121
Government notes and bonds	2,323	—	—	2,323
Money market funds	4,603	—	—	4,603
	$7,047	$—	$—	$7,047
Short term investments
Fixed income annuities	$4,368	$—	$—	$4,368
Government notes and bonds	17,042	5	(62)	16,985
Auction rate preferred stock	15,800	—	—	15,800
Auction rate receipts	3,500	—	—	3,500
Other	2	2	—	4
	$40,712	$7	$(62)	$40,657

The Company invests excess cash in fixed income securities, consisting of both corporate and government securities, that are highly liquid, of high-quality investment grade. The Company intends to make such funds readily available for operating purposes, if needed. The Company expects to realize the full value of all these investments upon maturity or sale.

The following table summarizes the fair value and gross unrealized losses of the Company’s short-term investments, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at July 31, 2005 (in thousands):

	Estimated Fair Value	Gross Unrealized Loss
Government and agency securities:
Less than 12 months	$5,035	$(31)
12 months or greater	3,480	(39)
Total	$8,515	$(70)

The Company’s investment portfolio consists of government securities that have a maximum maturity of two years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities purchased with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. The Company expects to realize the full value of all these investments upon maturity or sale.

The estimated fair value of cash equivalents and short-term investments classified by date of contractual maturity at July 31, 2005, are as follows (in thousands):

Due within one year or less	$17,312
Due after 25 year through 40 years	4,700
No maturity dates	5,504
$27,516

The realized loss on sales of securities was $10,000 for fiscal 2005. The realized gain on sales of securities was zero and $43,000 for fiscal 2004 and 2003, respectively. During fiscal 2005, 2004 and 2003, the Company did not record any cash equivalents- or short-term investment-related impairment charges.

Accounts receivable, net, consist of the following (in thousands):

	July 31,
	2005	2004
Accounts receivable	$14,246	$10,850
Less: Provision for doubtful accounts	(564)	(470)
Accounts receivable, net	$13,682	$10,380

Inventories consist of the following (in thousands):

	July 31,
	2005	2004
Raw materials	$11	$54
Finished goods and work-in-process	35	15
Inventories	$46	$69

Property and equipment, net, consist of the following (in thousands):

	July 31,
	2005	2004
Computer equipment and software	$8,632	$5,972
Furniture and office equipment	1,836	1,695
Leasehold improvements	929	909
	11,397	8,576
Less: Accumulated depreciation and amortization	(8,369)	(7,036)
Property and equipment, net	$3,028	$1,540

The depreciation and amortization expense for fiscal 2005, 2004 and 2003 was $1,258,000, $1,037,000 and $1,358,000, respectively.

The Company had an equipment under capital lease totaling $527,000 and $231,000 with related accumulated depreciation of $185,000 and $49,000 at July 31, 2005 and 2004, respectively.

Accrued liabilities consist of the following (in thousands):

	July 31,
	2005	2004
Payroll related accruals	$3,026	$3,109
Accrued interest	1,494	988
Taxes payable	1,218	401
Deferred rent	259	435
Restructuring accruals, current portion	86	820
Other accrued liabilities	1,486	1,729
Accrued liabilities	$7,569	$7,482

Other liabilities consist of the following (in thousands):

	July 31,
	2005	2004
Interest rate swap	$2,469	$1,557
Deferred tax liability	446	597
Restructuring liabilities, long-term portion	—	260
Other long-term liabilities	—	73
Other liabilities	$2,915	$2,487

Note 4   Acquisitions

The Company acquired PDAapps, Inc. and Tourmaline Networks, Inc., during fiscal 2005, SoftVision SRL’s workforce through a transfer agreement, Identity Systems (formerly Search Software America Pty. Ltd.), Synchrologic, Inc., and Spontaneous Technology, Inc. during fiscal 2004 and substantially all of the assets of Loudfire, Inc. and the capital stock of Starfish Software, Inc. during fiscal 2003. The PDAapps, Tourmaline, Identity Systems, Synchrologic, Spontaneous Technology and Starfish transactions were accounted for as business combinations required by SFAS No. 141, “Business Combinations.” The SoftVision workforce transfer and Loudfire acquisition were accounted for as an asset purchase.

PDAapps, Inc.

On June 23, 2005, the Company completed its acquisition of all of the issued and outstanding stock of PDAapps, Inc., makers of Intellisync IM (formerly VeriChat), the mobile instant messaging solution for all

Palm OS devices, Pocket PC devices, Symbian devices and RIM Blackberry devices. Under the terms of an Agreement and Plan of Merger, dated as of June 23, 2005, the outstanding shares of PDAapps common stock were converted into the right to receive (i) an aggregate of approximately $4,000,000 in aggregate initial cash consideration and (ii) an aggregate of up to $2,600,000 in cash earnout consideration (based on future revenue generated by the Company from the former PDAapps client base), subject to the deposit of $1,000,000 in escrow to be available to compensate Intellisync pursuant to the indemnification obligations of the holders of PDAapps common stock. The earnout consideration, if achieved, is due and payable shortly following the first anniversary of the acquisition. As of July 31, 2005, the Company has not accrued the contingent earnout payment amount. Any earnout consideration paid will be recorded as additional goodwill.

The consolidated financial statements include the results of operations of PDAapps since the date of acquisition. Under the purchase method of accounting, the total purchase price was allocated to PDAapps’ net tangible and intangible assets based upon their estimated fair value as of the acquisition date. The initial purchase price of $4,150,000 (including estimated acquisition costs of $150,000) was assigned to the fair value of the assets acquired, including the following (in thousands):

Tangible assets acquired	$74
Deferred tax assets	976
Liabilities assumed	(337)
Deferred tax liability assumed	(976)
In-process research and development	220
Developed and core technology	2,320
Customer base	140
Covenant-not-to-compete	24
Goodwill	1,709
$4,150

In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred tax liabilities of approximately $976,000 have been recorded for the tax effect of the amortizable intangible assets. Deferred tax assets of $976,000 have also been recorded by the Company to account for the tax effect of the Company’s net operating loss and credit carryforwards.

Tangible assets acquired, which includes $46,000 of cash, and liabilities assumed were valued at their respective carrying amounts as the Company believes that these amounts approximated their current fair values at the acquisition date. The valuation of identifiable intangible assets acquired was based on management’s estimates, currently available information and reasonable and supportable assumptions. This allocation was generally based on the fair value of these assets determined using the income approach.

An estimate of $1,709,000 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is tested for impairment at least annually.

Of the total purchase price, $2,484,000 was allocated to amortizable intangibles included in the above list. The developed and core technology and customer base are being amortized in proportion with the expected cash flows to be received from the underlying assets over their estimated useful life of five and seven years, respectively. The covenant-not-to-compete is being amortized using the straight-line method over the estimated useful life of the asset of 30 months. Refer to Note 5.

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

The key assumptions underlying the valuation of acquired in-process research and development from PDAapps are as follows (in thousands, except percentage):

Project names: Enhanced version of VeriChat product—to feature J2ME (Java 2 Platform, Micro Edition) and IMode support, presence manager (uses phone state to dictate the status of a user so others can decide if they should send an instant messaging (IM) or place a call), secure enterprise chat and carrier branded chat

Percent completed as of acquisition date: 30-50%

Estimated costs to complete technology at acquisition date: $900

Risk-adjusted discount rate: 25%

First period expected revenue: 2nd quarter of calendar year 2006

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

Subsequent to the acquisition of PDAapps, there have been no significant developments related to the current status of the acquired in-process research and development project that would result in material changes to the assumptions.

Tourmaline Networks, Inc.

On March 1, 2005, the Company completed its acquisition of all of the issued and outstanding stock of Tourmaline Networks, Inc., a privately held developer and marketer of mobile email based on QUALCOMM’s BREW® solution headquartered in San Diego, California. Under the terms of an Agreement and Plan of Merger, dated as of February 9, 2005, the outstanding shares of Tourmaline common stock were converted into the right to receive (i) an aggregate of approximately $4,118,000 in aggregate initial cash consideration and (ii) an aggregate of up to $2,881,918 in cash earnout consideration (based on future revenue generated by the Company from the former Tourmaline client base), subject to the deposit of a certain portion of the initial cash consideration and earnout consideration in escrow to be available to compensate Intellisync pursuant to the indemnification obligations of the holders of Tourmaline common stock. The earnout consideration, if achieved, is due and payable shortly following the first anniversary of the acquisition. As of July 31, 2005, the Company has not accrued the contingent earnout payment amount. Any earnout consideration paid will be recorded as additional goodwill.

The consolidated financial statements include the results of operations of Tourmaline since the date of acquisition. Under the purchase method of accounting, the total purchase price was allocated to Tourmaline’s net tangible and intangible assets based upon their estimated fair value as of the acquisition date. The initial purchase price of $4,218,000 (including estimated acquisition costs of $100,000) was assigned to the fair value of the assets acquired, including the following (in thousands):

Tangible assets acquired	$478
Deferred tax assets	803
Liabilities assumed	(275)
Deferred tax liability assumed	(803)
Developed and core technology	800
Customer base	1,443
Goodwill	1,772
$4,218

In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred tax liabilities of approximately $803,000 have been recorded for the tax effect of the amortizable intangible assets. Deferred tax assets of $803,000 have also been recorded by the Company to account for the tax effect of the Company’s net operating loss and credit carryforwards.

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

An estimate of $1,772,000 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but will be tested for impairment at least annually.

Of the total purchase price, $2,243,000 was allocated to amortizable intangibles included in the above list. The amortizable intangible assets are being amortized using an accelerated method according to the expected cash flows to be received from the underlying assets over their respective estimated useful life of three to six years. Refer to Note 5.

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

The consolidated financial statements include the results of operations of Identity Systems since the date of acquisition. Under the purchase method of accounting, the total purchase price was allocated to Identity System’s net tangible and intangible assets based upon their estimated fair value as of the acquisition date. The purchase price of $22,179,000 (including acquisition costs of $50,000) was assigned to the fair value of the assets acquired, including the following (in thousands):

Tangible assets acquired	$3,728
Deferred tax assets	242
Liabilities assumed	(3,987)
Deferred tax liability assumed	(646)
In-process research and development	775
Developed and core technology	5,513
Customer base	8,777
Goodwill	7,777
$22,179

In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred tax liabilities of approximately $646,000 have been recorded for the tax effect of the amortizable intangible assets. In addition, during fiscal 2005, deferred tax assets of $242,000 have also been recorded by the Company to account for the tax effect of the credit carryforwards. The deferred tax asset adjusted goodwill accordingly by the same amount.

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

$7,777,000, as adjusted per above, was allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but will be tested for impairment at least annually.

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

The key assumptions underlying the valuation of acquired in-process research and development from Identity Systems are as follows (in thousands):

Project names: SSA-NAME3 Version 3.0 and IDS Version 3.0

Percent completed as of acquisition date: 10%

Estimated costs to complete technology at acquisition date: $600

Risk-adjusted discount rate: 25%

First period revenue: June 2005

The development of the above technology was highly dependent on the efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for a new product, and significant competitive threats from several companies. The nature of the efforts to develop this technology into a commercially viable product consisted primarily of planning, designing, experimenting, and testing activities necessary to determine that the technology could meet market expectations, including functionality and technical requirements. Failure to bring the product to market in a timely manner could have resulted in a loss of market share or a lost opportunity to capitalize on emerging markets, and could have had a material adverse impact on the Company’s business and operating results.

Subsequent to the acquisition of Identity Systems, there had been no significant developments related to the acquired in-process research and development project that would result in material changes to the assumptions.

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

The key assumptions underlying the valuation of acquired in-process research and development from Synchrologic were as follows (in thousands):

Project names: Version upgrade of Data Sync, File Sync, E-mail Accelerator and Systems Management products

Percent completed as of acquisition date: 60%–70%

Estimated costs to complete technology at acquisition date: $3,000

Risk-adjusted discount rate: 22%

First period revenue: calendar year 2004

The development of the above technology was highly dependent on the efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for a new product, and significant competitive threats from several companies. The nature of the efforts to develop this technology into a commercially viable product consisted primarily of planning, designing, experimenting, and testing activities necessary to determine that the technology could meet market expectations, including functionality and technical requirements. Failure to bring the product to market in a timely manner could have resulted in a loss of market share or a lost opportunity to capitalize on emerging markets, and could have had a material adverse impact on the Company’s business and operating results.

Subsequent to the acquisition of Synchrologic, there had been no significant developments related to the acquired in-process research and development project that would result in material changes to the assumptions.

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

The consolidated financial statements include the results of operations of Spontaneous Technology since the date of acquisition. Under the purchase method of accounting, the total purchase price was allocated to Spontaneous Technology’s net tangible and intangible assets based upon their fair value as of the acquisition date. The purchase price of $4,071,000 (including acquisition costs of $320,000 and the payment made for the resolution of the pre-acquisition contingency of $752,000) was assigned to the fair value of the assets acquired, including the following (in thousands):

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

The key assumptions underlying the valuation of acquired in-process research and development from Spontaneous Technology were as follows (in thousands):

Project names: Version upgrade of Spontaneous Technology’s secure Virtual Private Network (sVPN)

Percent completed as of acquisition date: 60%

Estimated costs to complete technology at acquisition date: $125

Risk-adjusted discount rate: 22%

First period revenue: calendar year 2004

The development of the above technology was highly dependent on the efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for a new product, and significant competitive threats from several companies. The nature of the efforts to develop this technology into a commercially viable product consisted primarily of planning, designing, experimenting, and testing activities necessary to determine that the technology could meet market expectations, including functionality and technical requirements. Failure to bring the product to market in a timely manner could have resulted in a loss of market share or a lost opportunity to capitalize on emerging markets, and could have had a material adverse impact on the Company’s business and operating results.

Subsequent to the acquisition of Spontaneous Technology, there had been no significant developments related to the acquired in-process research and development project that would result in material changes to the assumptions.

Loudfire, Inc.

In July 2003, the Company signed and closed an agreement to acquire substantially all of the assets of Loudfire, Inc. of Tulsa, Oklahoma, developer of LoudPC™ software. LoudPC software allows anyone with an Internet browser or Web-enabled phone to enjoy real-time access to email and PIM data located in either Microsoft Outlook or Outlook Express. The product also provides secure access to pre-specified files residing on a host PC. Under the terms of the asset purchase agreement, the Company paid $1,000,000 in cash and issued $500,000 worth of shares of the Company’s common stock. The 134,445 shares issued were calculated using the average price of the Company’s common stock for a ten-day period ended three business days prior the date of acquisition.

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

The key assumptions underlying the valuation of acquired in-process research and development from Starfish are as follows (in thousands):

Project name: Mercury platform technology

Percent completed as of acquisition date:  70%

Estimated costs to complete technology at acquisition date: $375

Risk-adjusted discount rate:  30%

First period revenue:  calendar year 2004

The development of the above technology was highly dependent on the efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for a new product, and significant competitive threats from several companies. The nature of the efforts to develop this technology into a commercially viable product consisted primarily of planning, designing, experimenting, and testing activities necessary to determine that the technology could meet market expectations, including functionality and technical requirements. Failure to bring the product to market in a timely manner could have resulted in a loss of market share or a lost opportunity to capitalize on emerging markets, and could have had a material adverse impact on the Company’s business and operating results.

Subsequent to the acquisition of Starfish, there had been no significant developments related to the acquired in-process research and development project that would result in material changes to the assumptions.

Pro Forma Results

The following unaudited pro-forma consolidated financial information reflects the results of operations for fiscal 2005, 2004 and 2003 as if Tourmaline, Identity Systems, Synchrologic, Spontaneous Technology and Starfish acquisitions had occurred on the beginning of each period presented and after giving effect to purchase accounting adjustments. PDAapps’, SoftVision’s workforce and Loudfire’s results of operations have been excluded from the pro forma financial information as amounts are considered immaterial to the Company. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions in aggregate actually taken place on the beginning of each period presented. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operation (in thousands, except per share data):

	Year Ended July 31
	2005	2004	2003
Pro forma revenue	$60,247	$54,506	$49,395
Pro forma net loss	$(9,730)	$(13,525)	$(29,100)
Pro forma basic and diluted net loss per common share	$(0.15)	$(0.20)	$(0.47)

Note 5   Goodwill, Developed and Core Technology and Other Intangible Assets

The following table sets forth the changes in goodwill during fiscal 2005 (in thousands):

Goodwill
Balance at July 31, 2004	$65,288
Acquired from Tourmaline	1,772
Acquired from PDAapps	1,709
Identity Systems deferred tax adjustment (Note 4)	(242)
Foreign exchange effects on non-US dollar-denominated goodwill	(53)
Balance at July 31, 2005	$68,474

Other intangible assets, net, consist of the following (in thousands, except weighted average useful life):

	Weighted	July 31, 2005			July 31, 2004
	Average Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed and core technology	6.3 years	$24,613	$(10,061)	$14,552	$21,237	$(5,370)	$15,867
Patents	4.0 years	1,680	(715)	965	1,680	(298)	1,382
Trademarks	2.5 years	250	(189)	61	250	(75)	175
Customer base	5.5 years	14,750	(4,541)	10,209	13,129	(1,472)	11,657
Covenant not-to-compete	2.5 years	129	(105)	24	105	(54)	51
Existing contracts	16.5 months	111	(111)	—	313	(296)	17
Acquired workforce	16 months	724	(589)	135	724	(45)	679
		$42,257	$(16,311)	$25,946	$37,438	$(7,610)	$29,828

Other intangible assets as of July 31, 2005 include a total of approximately $4,727,000 amortizable identifiable intangibles obtained from the Company’s acquisition of PDAapps and Tourmaline during fiscal 2005. The additions to other intangibles and associated accumulated depreciation during fiscal 2005 were offset by a write-off of $202,000 of expired, fully-amortized existing contracts. The foreign exchange effects on non-US dollar-denominated intangibles and associated accumulated depreciation were $294,000 and $19,000, respectively, for fiscal 2005.

The amortization of developed and core technology amounted to $4,683,000, $2,693,000 and $628,000 for fiscal 2005, 2004 and 2003, respectively. The amortization of other intangible assets amounted to $4,239,000, $1,959,000 and $81,000 for fiscal 2005, 2004 and 2003, respectively.

Based on acquisitions completed as of July 31, 2005, the estimated future amortization expense of other intangible assets is as follows (in thousands):

	Developed and Core Technology	Other Intangibles
Fiscal year ending July 31,
2006	$4,992	$3,624
2007	4,872	3,108
2008	2,568	1,836
2009	1,195	995
2010	733	705
Thereafter	192	1,126
	$14,552	$11,394

Note 6   Related Party Transactions

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

The Company had a full-recourse promissory note used by its chief executive officer to purchase shares of the Company’s common stock with a principal amount of approximately $310,000. The loan carried an interest rate of 4.75% per annum and was payable on June 14, 2008. During fiscal 2004, the promissory note was fully paid, together with the accrued interest.

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

As a result, the Company determined that the approval of the change of control agreement would result in a new measurement date for the calculation of stock-based compensation expense under FIN No. 44 because the modification may allow the officers to vest in an option or award that would otherwise have been forfeited pursuant to the award’s original terms. As of July 31, 2005, no change of control had occurred and the Company is unable to determine the number of options that the officers will ultimately retain that would otherwise have been forfeited, absent the modification. As a result, no compensation expense has been recognized in relation to those awards as of July 31, 2005.

Refer to Note 16, Subsequent Events, for recent related-party transactions.

Note 7   Long-Term Debt

The following table sets forth the Company’s long-term obligations, excluding capital lease obligations (in thousands):

	July 31, 2005	July 31, 2004
3% convertible senior notes, interest due semi-annually, principal due in March 2009	$57,531	$58,443
Interest rate swap fair value hedge adjustment on $60 million of 3% convertible senior notes	2,469	1,557
	60,000	60,000
Less: current portion	—	—
Long-term portion	$60,000	$60,000

3% Convertible Senior Notes

During fiscal 2004, the Company completed the offering of $60,000,000 of convertible senior notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The notes are senior unsecured obligations of Intellisync and rank junior to any future secured debt, on a parity with all of the Company’s other existing and future senior unsecured debt and prior to any existing or future subordinated debt. As of July 31, 2005, the Company had no other senior or subordinated debt, except for ordinary course trade payables. The Company may not redeem any of the notes prior to their maturity. Holders, however, may require the Company to repurchase the notes upon some types of change in control transactions. The notes will mature on March 1, 2009 unless earlier converted or redeemed. Neither the Company nor any of its subsidiaries are subject to any financial covenants under the indenture. In addition, neither the Company nor any of its subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing its securities.

The notes are convertible into shares of common stock of the Company at the holders option any time prior to the close of business on the final maturity date of the notes, subject to prior redemption of the notes. The initial conversion rate is 250.0000 shares per each $1,000 principal amount of notes which represents an initial conversion price of $4.00 per share. The conversion rate is subject to adjustment for certain events, including the payment of dividends, and other events specified in the indenture.

Holders of the notes may require the Company to redeem all or any portion of the notes upon the occurrence of certain designated events which generally involve a transaction with respect to its common stock. The notes are redeemable at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued interest to, but excluding, the redemption date.

The notes bear interest at a rate of 3% per annum. Interest on the notes is paid on March 1 and on September 1 of each year.

All costs and expenses incurred with the issuance of the above offering have been capitalized within “Other Assets” and amortized over five years, the life of the respective debt. Such costs amounted to approximately $3,185,000 and $2,949,000 with related accumulated amortization of $902,000 and $242,000 as of July 31, 2005 and 2004, respectively.

Interest Rate Swap

During fiscal 2004, the Company entered into two interest rate swap agreements with a financial institution on a total notional amount of $60,000,000, whereby the Company receives fixed-rate interest of 3% in exchange for variable interest payments. The interest rate swaps expire upon the maturity of the Company’s $60,000,000, 3% convertible senior notes in March 2009, and effectively convert fixed-rate notes into variable-rate borrowings. The interest rate is reset semi-annually and is equal to the 6-month LIBOR rate less a rate spread. The total variable interest rate, approximately 2.9% at July 31, 2005, resulted in interest expense savings relative to fixed rates of approximately $499,000 for fiscal 2005. Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, this arrangement has been designated and qualifies as an effective fair value hedge of interest rate risk related to the $60,000,000 convertible senior notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying value of the hedged debt, and therefore do not impact the Company’s net earnings. As of July 31, 2005, the fair value of the interest rate swaps was approximately $2,469,000 and recorded in “Other Liabilities” with an equal adjustment recorded to the carrying value of the $60,000,000 convertible senior notes.

Refer to Note 9 for the description of the collateral required on the interest rate swap.

Note 8   Employee 401(k) Plan

The Company has adopted a plan to provide retirement and incidental benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 70% of their annual compensation, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches 50% of employee contributions up to a maximum of $1,500 per year per person. Employee contributions vest immediately, whereas Company matching contributions vest at a rate of 25% per year after the first year of employment. At the direction of each employee participant, the trustee of the 401(k) plan invests the contributions to the 401(k) plan in selected investment options. The Company’s matching contributions to the 401(k) plan were approximately $206,000, $152,000 and $119,000 in fiscal 2005, 2004 and 2003, respectively.

Note 9   Commitments and Contingencies

Leases

During fiscal 2005, the Company entered into a capital lease agreement for computer peripherals, which expires in September 2007. In addition, during fiscal 2004, the Company entered into a capital lease agreement for a phone system, which expires in February 2008. The agreements resulted in capitalized costs of $296,000 and $231,000 during fiscal 2005 and 2004, respectively. Assets and future obligations related to the capital leases are included in the accompanying consolidated balance sheet as of July 31, 2005 in property and equipment and in the respective liability accounts, respectively. Current and long-term portions of the capital leases amounted to $153,000 and $206,000, respectively, at July 31, 2005. Depreciation of assets held under the capital leases is included in depreciation and amortization expense.

The Company leases its facilities under operating leases that expire at various dates through December 2008. The total amount of rental payments due over the lease term is being charged to rent on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “deferred rent” which is included in current liabilities in the accompanying balance sheets. Deferred rent was approximately $259,000 and $435,000 at July 31, 2005 and 2004, respectively. Total rent expense was approximately $2,542,000, $1,771,000 and $827,000 for fiscal 2005, 2004 and 2003, respectively.

Future minimum lease payments for all non-cancelable capital and operating lease agreements at July 31, 2005, were as follows (in thousands):

	Fiscal year ending July 31,
	Total	2006	2007	2008	2009	2010 and Thereafter
Capital lease obligation(1)	$393	$177	$177	$39	$—	$—
Operating leases:
Operating leases	5,420	3,103	1,099	849	369	—
Proceeds from subleases	(46)	(46)	—	—	—	—
Net operating leases	5,374	3,057	1,099	849	369	—
Future minimum lease payments	$5,767	$3,234	$1,276	$888	$369	$—

(1)          Includes interest payments due (interest rates ranging from 2.4% to 12.7%).

Acquisitions and Potential Earnout Payments

In June 2005, we completed our acquisition of all of the issued and outstanding stock of PDAapps. Under the terms of an Agreement and Plan of Merger, dated as of June 23, 2005, the outstanding shares of PDAapps common stock were converted into the right to receive (i) an aggregate of approximately

$4,000,000 in aggregate initial cash consideration and (ii) an aggregate of up to $2,600,000 in cash earnout consideration (based on future revenue generated by the Company from the former PDAapps client base), subject to the deposit of $1,000,000 in escrow to be available to compensate Intellisync pursuant to the indemnification obligations of the holders of PDAapps common stock. The earnout consideration, if achieved, is due and payable shortly following the first anniversary of the acquisition.

In March 2005, we completed our acquisition of all of the issued and outstanding stock of Tourmaline. Under the terms of an Agreement and Plan of Merger, dated as of February 9, 2005, the outstanding shares of Tourmaline common stock were converted into the right to receive (i) an aggregate of approximately $4,118,000 in aggregate initial cash consideration and (ii) an aggregate of up to $2,881,918 in cash earnout consideration (based on future revenue generated by the Company from the former Tourmaline client base), subject to the deposit of a certain portion of the initial cash consideration and earnout consideration in escrow to be available to compensate Intellisync pursuant to the indemnification obligations of the holders of Tourmaline common stock. The earnout consideration, if achieved, is due and payable shortly following the first anniversary of the acquisition.

As of July 31, 2005, the Company has not accrued any contingent earnout payment amounts discussed above. Any earnout consideration paid will be recorded as additional goodwill associated with the respective acquisition.

Guarantees

The Company has three letters of credit that collateralize certain operating lease obligations and total approximately $321,000 and $397,000 at July 31, 2005 and 2004, respectively. The Company collateralizes these letters of credit with cash deposits made with two of its financial institutions and has classified the short-term and the long-term portions of approximately $196,000 and $125,000 at July 31, 2005, and $101,000 and $296,000 at July 31, 2004 as “Other Current Assets” and “Restricted Cash,” respectively, in the consolidated balance sheets. The long-term portion expires through June 2006. The holders of the letters of credit are able to draw on each respective letter of credit in the event that the Company is found to be in default of its obligations under each of its operating leases.

Under the terms of the interest rate swap agreement into which the Company entered during fiscal 2004, the Company must provide collateral to match any unfavorable mark-to-market exposure (fair value) on the swap. The amount of collateral required totals a minimum of $1,800,000 plus an amount equal to the unfavorable mark-to-market exposure on the swap. Generally, the required collateral will rise as interest rates rise. As of July 31, 2005, and July 31, 2004, the Company has posted approximately $4,181,000 and $3,736,000, respectively, of collateral under this swap agreement which is included in “Restricted Cash” in its consolidated balance sheet.

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

The Company accrues for warranty expenses at the time revenue is recognized and maintains a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs. In other instances, additional amounts are recorded when such costs are probable and can be reasonably estimated. The warranty accrual is reviewed at least quarterly. As of July 31, 2005, the warranty accrual was $200,000, which approximates the balance as of July 31, 2004.

Indemnification Obligations

On certain occasions, the Company provides to its customers intellectual property indemnification, subject to certain limitations, in its arrangements for the Company’s software products or services. Typically these obligations provide that the Company will indemnify, defend and hold the customers harmless against claims by third parties that its software products or services infringe upon the copyrights, trademarks, patents or trade secret rights of such third parties. As of July 31, 2005, there has been no significant claim made by any third party with regard to the Company’s software products or services. The liability reserve for indemnification obligations is not significant.

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

The offering memorandum and registration statement associated with the 3% Convertible Senior Notes Due 2009 include indemnification provisions that obligate the Company to indemnify and hold harmless each initial purchaser of the notes against any and all losses, claims, damages and liabilities (including, without limitation, any legal or other expenses reasonably incurred in connection with defending or investigating any such action or claim) caused by any untrue statement or alleged untrue statement of a material fact contained in such memorandum or the registration statement. As of July 31, 2005, the Company does not believe it is probable that it will have to make any material payments for claims that could result from such provisions in the future. As such, no amounts have been recorded under these indemnifications as of July 31, 2005.

Litigation

In August 2004, a patent-infringement claim was filed against the Company by NCR Corporation in the U.S. District Court for the Southern District of Ohio. In the complaint, NCR alleged certain of the Company’s products infringe three of its patents which allegedly cover technology for synchronizing databases between personal digital assistants and host computers. On July 5, 2005, the case was dismissed pursuant to a settlement between the Company and NCR whereby the Company paid NCR $600,000. This amount is amortized over the license period of certain NCR patents determined to be between January 2002 and December 2010 based on the greater of straight line amortization or in proportion to volume of the deployed licenses. As a result, approximately $239,000 was expensed during the fourth quarter of fiscal 2005. The remaining $361,000 was recorded as “Other Assets” in the consolidated balance sheet as of July 31, 2005.

The Company is party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including proceedings and claims that relate to acquisitions it has completed or to companies it has acquired, commercial, employment and other matters. While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on its consolidated financial position, results of operations or cash flow. In accordance with generally accepted accounting principles, the Company make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, the Company believes that it has valid defenses with respect to the legal matters pending against Intellisync. It is possible, nevertheless, that the Company’s consolidated financial position, cash flows or results of operations could be affected by the resolution of one or more of these contingencies.

Note 10   Stockholder Rights Plan

In January 2003, the Board of Directors of the Company has adopted a stockholder rights plan. The plan is designed to protect the long-term value of the Company for its stockholders during any future, unsolicited acquisition attempt. Key features of the rights plan include:

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

Note 11   Stockholders’ Equity

Preferred Stock

The Company has authorized 2,000,000 shares of preferred stock, par value $0.001 per common share. The Company’s Board of Directors has authority to provide for the issuance of the shares of preferred stock in series, to establish from time-to-time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof, without any further vote or action by the shareholders. As of July 31, 2005 and 2004, no shares of preferred stock have been issued.

Common Stock

The Company has authorized 160,000,000 shares of common stock, par value $.001 per common share. As of July 31, 2005 and 2004, 66,639,299 and 65,592,118 respectively, shares of common stock have been issued.

Stock Option Plans

In March 2000, the Board of Directors adopted the 2000 Supplemental Stock Option Plan, or the SSOP. The SSOP provides for granting of NSOs to purchase shares of common stock to non-executive officers, employees and consultants of the Company. To date, the Company has not granted any significant options to consultants or advisors. In accordance with the SSOP, the stated exercise price shall not be less than 85% of the estimated fair market value of common stock on the date of grant as determined by the Board of Directors. The SSOP allows optionees to purchase stock on exercise of options using cash, through a tender of shares or through a same-day sale option exercise program. The SSOP provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest 25% one year after date of grant and 1/48th each month thereafter for the next 36 months. The SSOP provides that, in the event of certain change of control transactions involving the Company, outstanding options will be assumed by the acquiror or the acquiror would issue replacement options. If the acquiror did not assume or replace outstanding options, then these options would terminate upon the closing of the transactions. Options available for grant as of July 31, 2005 were approximately 11,000 shares.

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

In December 2002, the Company’s Board of Directors and stockholders adopted the 2002 Stock Option Plan, or the 2002 Plan, to replace the 93 Plan which expired in October 2003. The 2002 Plan provides for granting of ISOs and NSOs to purchase shares of common stock to employees, directors, consultants and advisors of the Company. In accordance with the 2002 Plan, the stated exercise price, (i) for an ISO, shall not be less than the fair market value, (ii) for an NSO, shall not be less than eighty-five percent (85%) of the fair market value, as determined by the Board of Directors, of a share of stock on the date of the granting of the option. The 2002 Plan allows optionees to purchase stock on exercise of options using cash, through a tender of shares or through a same-day sale option exercise program. The 2002 Plan provides that the options shall be exercisable over a period not to exceed ten years. Options generally vest 25% one year after date of grant and 1/48th each month thereafter for the next 36 months. The 2002 Plan provides that, in the event of certain change of control transactions involving the Company, outstanding options will be assumed by the acquiror or the acquiror would issue replacement options. If the acquiror did not assume or replace outstanding options, then these options would terminate upon the closing of the transactions. In November 2004, the Company increased the number of shares of common stock authorized for issuance under 2002 Plan by 6,500,000 to 8,775,000. Options available for grant as of July 31, 2005 were approximately 1,936,000 shares. Refer to Note 16, Subsequent Events, regarding potential amendment to the 2002 Plan.

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

Restricted Stock Grant Agreement

In June 2002, the Company granted its new president and chief executive officer an option to purchase 1,500,000 restricted shares of common stock at $0.59 per share (the fair market value on July 14, 2002, the date of the grant). The options may be exercised prior to the options becoming vested, but such shares are subject to repurchase over the option vesting period. If the officer’s employment is terminated for any reason, the Company has the right to repurchase any unvested shares. A total of 700,000 shares, conditional upon continued employment, vest 25% one year after date of grant and 1/48th each month thereafter for the next 36 months. The remaining 800,000 shares vest in full on June 14, 2009, but the vesting may be accelerated upon achievement of certain performance objectives (212,500 shares have been accelerated as of July 31, 2005). The grant provides for acceleration of vesting upon change of control. In June 2002, the officer exercised the option with respect to 525,000 shares in exchange for a full recourse, interest-bearing promissory note. The promissory note was fully paid, together with the accrued interest, in January 2004.

Stock option activity, both incentive and nonqualified, under all plans is presented as follows:

		Outstanding Options			Exercisable Options
	Options Available For Grant	Number of Shares	Range of Price Per Share	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In thousands)			(In thousands)
Balance at July 31, 2002	3,281	6,386	$0.10 - $14.25	$1.48	5,704	$1.43
Increase in shares authorized	2,275
Granted	(3,161)	3,161	$0.22 - $ 3.69	$1.19
Exercised	—	(1,374)	$0.10 - $ 3.26	$1.49
Canceled	1,845	(1,845)	$0.26 - $14.25	$1.59
Expired	(7)
Balance at July 31, 2003	4,233	6,328	$0.16 - $14.25	$1.29	5,003	$1.39
Options assumed in Synchrologic acquisition		1,010	$0.09 - $ 8.10	$0.37
Granted	(4,189)	4,189	$2.42 - $ 7.51	$4.04
Exercised	—	(1,561)	$0.09 - $ 2.94	$1.16
Canceled	1,764	(1,764)	$0.22 - $14.25	$2.64
Expired	(942)
Balance at July 31, 2004	866	8,202	$0.09 - $14.25	$2.32	4,793	$1.49
Increase in shares authorized	6,500
Granted	(6,237)	6,237	$1.85 - $ 3.62	$2.19
Exercised	—	(692)	$0.09 - $ 2.10	$0.87
Canceled	991	(991)	$0.36 - $ 5.95	$2.92
Expired	(173)
Balance at July 31, 2005	1,947	12,756	$0.09 - $14.25	$2.29	5,093	$1.99

All options were granted during fiscal 2005, 2004 and 2003 at the fair market value of the Company’s common stock. Proceeds received by the Company from exercises are credited to common stock and additional paid-in capital.

At July 31, 2005, there were no shares subject to repurchase, and options to purchase 1,946,780 shares were available for future grants.

Deferred Stock Compensation.

In conjunction with the cancellation and regrant program implemented in January 2001, the new options granted to executive officers and directors were priced at the fair market value on the date of the new grant and accounted for as fixed awards. Accordingly, no stock compensation charge was recorded for these new options. The new options granted to employees were priced at a discount and accounted for under the guidance in FIN No. 44. According to FIN No. 44, the associated compensation charge under variable accounting is based on any excess of the common stock closing price at the end of the reporting period or date of exercise, forfeiture, cancellation without replacements, if earlier, over the exercise price. This cost is amortized on an accelerated basis over the remaining vesting period consistent with the method described in FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” The Company recorded a recovery of a previous charge of $25,000 in fiscal 2005 and a charge of approximately $79,000 and $400,000 in fiscal 2004 and 2003, respectively, for the underlying deferred compensation relating to the employees’ options.

As a result of the cancellation and regrant program implemented in September 2001 and in accordance with FIN No. 44, options to purchase 55,500 shares, net of the effect of recent terminations, that were granted between July and October 2001 became subject to variable plan accounting. FIN No. 44 holds that if a lower-priced option is granted within a six-month period before or after a higher priced option held by the same person is cancelled, the combined transactions are considered a repricing and result in variable plan accounting. The Company recorded for these options a charge of $0 in fiscal 2005, a recovery of a $21,000 in fiscal 2004 and a charge of $33,000 in fiscal 2003.

The 525,000 unvested shares that were exercised in fiscal 2002 by the president and chief executive officer of the Company under the Restricted Stock Grant Agreement were paid with a full recourse, fixed interest-bearing promissory note (Refer to Note 6). The shares are accounted for by the Company under the provisions of EITF No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FIN No.44.” EITF No. 00-23 holds that if unvested options were exercised with a full recourse note with a fixed interest rate, variable accounting would result until such time that the underlying options have vested and the repurchase provision for the options has lapsed. According to EITF No. 00-23, the associated compensation charge is based on any excess of the fair value of the stock at the end of the reporting period or date of vesting, if earlier, over the fair value of the note at that date. The underlying note was paid during fiscal 2004, therefore, the Company recorded a recovery of a portion of the previous year’s charge of approximately $346,000 in fiscal 2004. For fiscal 2003, the Company recorded a charge of $1,611,000 for the underlying options.

As a result of the employee terminations during fiscal 2003, the Company recorded a reduction of unearned stock-based compensation of $69,000. For many of the terminated employees and executives, the Company incurred significant deferred stock-based charges on the original option grants over the previous years. The reversed amounts represent the additional paid in capital and stock-based compensation amounts associated with the unvested options and stock awards.

The Company recorded an expense recovery of $25,000 in fiscal 2005 and a total expense of $745,000 and $1,742,000 in fiscal 2004 and 2003, respectively, relating to the above deferred compensation charges.

Upon the Company’s adoption in the first quarter of fiscal 2006 of SFAS No. 123R, “Share-Based Payments,” (refer to Note 2, Recently Issued Accounting Pronouncements) variable accounting for stock options, as those discussed above, will no longer be utilized. Instead, compensation expense will be determined based on the fair value of the stock options at the date of grant.

The following table summarizes information about stock options under all plans outstanding at July 31, 2005:

	Options Outstanding
		Weighted-Average Remaining		Options Exercisable
Range of Exercise Prices	Number Outstanding	Contractual Life (In years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
	(In thousands)			(In thousands)
$ 0.09 - $0.45	1,214	7.40	$0.30	1,066	$0.30
$ 0.57 - $1.85	2,100	5.95	$0.92	1,971	$0.87
$ 2.00	2,050	9.32	$2.00	0	$0.00
$ 2.04 - $2.15	740	8.36	$2.11	215	$2.10
$ 2.17 - $2.72	3,170	9.37	$2.29	137	$2.54
$ 2.76 - $3.30	1,178	8.73	$3.09	385	$3.12
$ 3.37 - $4.43	1,200	8.21	$4.08	519	$4.07
$ 4.65 - $7.51	1,077	8.15	$4.84	773	$4.81
$ 8.10	17	8.41	$8.10	17	$8.10
$14.25	10	5.19	$14.25	10	$14.25
	12,756	8.28	$2.29	5,093	$1.99

Employee Stock Purchase Plan

In December 1998, the Board of Directors adopted the Employee Stock Purchase Plan, or the ESPP. The purpose of the ESPP is to provide eligible employees of the Company with a means of acquiring common stock of the Company through payroll deductions. The ESPP consists of four six-month purchase periods in each two-year offering period. Shares may be purchased under the ESPP at 85% of the lesser of the fair market value of the common stock on the beginning of the offering period date or ending of the purchase period. During fiscal 2005, 2004 and 2003, 355,910, 278,868 and 522,003 shares were sold through the ESPP at a weighted average price of $1.74, $1.21 and $0.32, respectively.

A maximum of 500,000 shares of the Company’s common stock was initially made available for issuance under the ESPP, which amount is cumulatively increased on August 1 of each year by an amount equal to the lesser of (i) 500,000 shares, or (ii) a lesser amount of shares determined by the Board of Directors. In fiscal 2005, the board of the Company authorized an increase in the number of shares available for purchase under the ESPP pursuant to the evergreen provisions of the ESPP. As of July 31, 2005, the number of shares available for purchase under the ESPP is approximately 350,000, exclusive of 500,000 shares approved by the Board of Directors to be added on August 1, 2005.

Note 12   Restructuring and Other Charges

Restructuring and other charges in the consolidated statements of operations consist of the following:

	Year Ended July 31,
	2005	2004	2003
	(In thousands, except percentage)
Restructuring charges:
Severance costs	$—	$253	$257
Facilities costs	—	600	159
Restructuring charges	$—	$853	$416
Other charges:
Litigation settlement and related costs	$355	$—	$—
Costs relating to potential acquisitions	150	76	379
Other charges	$505	$76	$379
Restructuring and other charges	$505	$929	$795

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

A summary of the severance and facilities costs and assets held for disposal relating to the cost reduction plans implemented is outlined as follows (in thousands):

	Workforce Reduction	Consolidation of Excess Facilities	Total
Balance at July 31, 2002	$43	$3,076	$3,119
Restructuring provision	257	—	257
Adjustment	—	159	159
Cash payments	(300)	(1,469)	(1,769)
Balance at July 31, 2003	$—	$1,766	$1,766
Restructuring provision	253	250	503
Adjustment	—	350	350
Cash payments	(253)	(1,286)	(1539)
Balance at July 31, 2004	$—	$1,080	$1,080
Cash payments	—	(994)	(994)
Balance at July 31, 2005	$—	$86	$86

The remaining unpaid amount as of July 31, 2005 of $86,000 related to the net lease expense due to the consolidation of excess facilities, will be paid over the respective lease terms through June 2006 using cash from operations and is reflected accordingly in “Accrued Liabilities” in the consolidated balance sheet as of July 31, 2005.

The Company believes that the above restructurings have contributed towards the improvement in its gross and operating income during fiscal 2005 and 2004. The Company has further reduced the total costs of excess facilities by the estimated proceeds from assumed future subleases. If the actual results differ from its estimates and assumptions, the Company may be required to adjust further its facilities costs accrual related to expected losses on subleases, including recording additional losses. Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

Other charges

Litigation settlement and related costs.   During the fourth quarter of fiscal 2005, the Company made a cash payment of $600,000 for litigation settlement with NCR Corporation. This amount is amortized over the license period of certain NCR patents determined to be between January 2002 and December 2010 based on the greater of straight line amortization or in proportion to volume of the deployed licenses. As a result, approximately $239,000 was expensed during the fourth quarter of fiscal 2005. The remaining $361,000 was recorded as “Other Assets” in the consolidated balance sheet as of July 31, 2005. In addition, an expense of $116,000 was recorded for the litigation related costs incurred during the fourth quarter of fiscal 2005.

Costs Relating To Potential Acquisitions.   During fiscal 2005, 2004 and 2003, the Company incurred residual costs of approximately $150,000, $76,000 and $379,000 for operating expenses, mainly legal and accounting, relating to potential acquisitions that the Company ceased pursuing.

Note 13   Income Taxes

The income tax provision (benefit) is summarized as follows (in thousands):

	Year Ended July 31,
	2005	2004	2003
Current
Federal	$—	$—	$—
State	232	15	47
Foreign withholding and other tax	573	466	239
	$805	$481	$286

Net deferred tax assets/liabilities are summarized as follows (in thousands):

	July 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$52,802	$50,441
Alternative minimum tax credit carryforwards	107	107
Research and development and other credit carryforwards	6,443	6,732
Foreign tax credit carryforwards	—	1,952
Reserves and accruals	2,662	6,231
Depreciation and amortization	9,468	5,747
Total deferred tax assets	71,482	71,210
Deferred tax asset valuation allowance	(65,598)	(65,546)
	5,884	5,664
Deferred tax liabilities—acquired intangible assets	(6,079)	(6,261)
Net deferred tax assets/liabilities	$(195)	$(597)

In accordance with SFAS No. 109, deferred tax liabilities of approximately $803,000 and $976,000, net of amortization, were recorded during fiscal 2005 for the tax effect of the non-deductible amortizable intangible assets associated with the Tourmaline and PDAapps, respectively. As the Company amortizes the intangible assets acquired in these transactions the deferred tax liability associated with those assets will decrease resulting in a smaller net deferred tax liability for the Company.

Except for fiscal 1997, the Company has incurred losses from inception through fiscal 2005. The Company believes that, based on the history of such losses and other factors, the weight of available evidence indicates that it is more likely than not that the Company, with the exception of Australia, will not be able to recover its deferred tax assets against future earnings prior to expiration. Accordingly, the company has recognized a deferred tax asset of $242,000 in Australia and established a full valuation allowance against the remainder of its deferred tax assets to the extent they are not likely to be recoverable. The change in valuation allowance for deferred tax assets was an increase of $52,000, $7,826,000 and $1,134,000 during fiscal 2005, 2004 and 2003, respectively.

Deferred tax assets of approximately $17,230,000 as of July 31, 2005 pertain to certain net operating losses carryforwards and credit carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these loss and credit carryforwards are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

A reconciliation of the income tax provision to the amount computed by applying the statutory federal income tax rate to income (loss) before income tax provision is summarized as follows (in thousands):

	Year Ended July 31,
	2005	2004	2003
Amounts computed at statutory federal rate	$(4,287)	$(3,051)	$(2,533)
Foreign withholding and other tax	843	106	218
Future benefits not currently recognized	4,031	2,138	1,805
Deferred stock compensation	(9)	253	592
In-process research and development	75	983	138
Other	152	52	66
	$805	$481	$286

At July 31, 2005, the Company has federal and state net operating loss carryforwards of $150,886,000 and $25,724,000 respectively, and federal and state credit carryforwards of $4,474,000 and $2,076,000, respectively, available to offset future taxable income. The Company’s carryforwards expire in 2006 through 2025 if not utilized.

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

Note 14   Net Loss Per Common Share

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

Basic and diluted net loss per common share was calculated as follows (in thousands, except per common share amounts):

	Year Ended July 31,
	2005	2004	2003
Numerator:
Net loss attributable to common stockholders	$(13,414)	$(9,455)	$(7,736)
Denominator:
Weighted average shares outstanding used to compute basic and diluted net loss per common share	65,750	57,732	46,222
Basic and diluted net loss per common share	$(0.20)	$(0.16)	$(0.17)

All common shares that were held in escrow or that were subject to repurchase by the Company, totaling approximately zero, 1,584,000 and 335,000 as of July 31, 2005, 2004 and 2003, respectively, were excluded from basic and diluted net loss per common share calculations.

Potential common shares attributable to stock options, convertible senior notes, warrants, shares held in escrow and shares subject to repurchase by the Company of 27,756,240, 24,786,384 and 6,563,822 were outstanding at July 31, 2005, 2004 and 2003, respectively. However, as a result of a net loss incurred by the Company in the years ended July 31, 2005, 2004 and 2003, none of the in-the-money potential common shares were included in the weighted average outstanding shares (using the treasury stock method) used to calculate net loss per common share because the effect would have been antidilutive.

Note 15   Business Segments

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

The Company operates in a single industry segment encompassing the development, marketing and support of software and services that provide synchronization, wireless messaging, mobile application development, application/device management, real-time remote information access, secure VPN and identity searching/matching/screening capabilities. The Company’s customer base consists primarily of corporate organizations, business development organizations, industry associations, mobile carriers, resellers, international system integrators, large OEMs in the personal computer market and selected distributors, which primarily market to the retail channel, in North America, Europe, the Asia-Pacific region, South America, and Africa.

Revenue is attributed to regions based on the location of customers. Revenue information by geographic region is as follows (in thousands):

	Year Ended July 31,
	2005	2004	2003
United States	$41,089	$28,315	$15,978
Japan	3,162	5,346	4,412
Other International	15,247	8,647	4,470
Total revenue	$59,498	$42,308	$24,860

Revenue information by customer group is as follows (in thousands):

	Year Ended July 31,
	2005	2004	2003
Enterprise and retail	$33,800	$21,564	$12,122
OEMs	16,028	19,631	12,738
Mobile carriers	9,670	1,113	—
Total revenue	$59,498	$42,308	$24,860

Goodwill information by geographic region is as follows (in thousands):

	July 31,
	2005	2004
United States	$62,050	$58,780
United Kingdom	4,744	4,828
Other International	1,680	1,680
Total long-lived assets	$68,474	$65,288

Other long-lived asset information by geographic region is as follows (in thousands):

	July 31,
	2005	2004
United States	$33,132	$29,829
United Kingdom	1,531	2,030
Australia	1,411	6,209
Other International	475	416
Total long-lived assets	$36,549	$38,484

Note 16   Subsequent Events

Officers’ Resignations

On August 29, 2005, the Company entered into a severance agreement and mutual release with its Chief Strategy Officer, Steve Goldberg, in connection with Mr. Goldberg’s resignation from employment by the Company effective August 31, 2005. Pursuant to the terms of the agreement, Mr. Goldberg will receive, among other items, a lump sum payment of $120,000, twelve months of accelerated vesting of his options to purchase registrant’s common stock, the right to exercise his vested options until six months following his termination date and six months of COBRA premiums paid by the Company. The agreement includes a general mutual release by the Company and Mr. Goldberg and a non-solicitation agreement by Mr. Goldberg for twelve months following the effective date of the agreement.

On October 15, 2005, the Company entered into a severance agreement and mutual release with its Chief Technology Officer, Said Mohammadioun, in connection with Mr. Mohammadioun’s resignation from employment by the Company effective October 15, 2005. Pursuant to the terms of the agreement, Mr. Mohammadioun will receive, among other items, a lump sum payment of $46,875, two and a half months of accelerated vesting of his options to purchase registrant’s common stock, the right to exercise his vested options until six months following his termination date and two and a half months of COBRA premiums paid by the registrant. The agreement includes a general mutual release by registrant and Mr. Mohammadioun and a non-solicitation agreement by Mr. Mohammadioun for twelve months following the effective date of the agreement.

Appointment of New Officers

On October 3, 2005, Blair Hankins was appointed as Senior Vice President of Technology, Client Development, of the Company and David P. Eichler was appointed as Chief Financial Officer upon resignation of Keith Kitchen as Chief Financial Officer of the Company. Mr. Kitchen has agreed to remain with the Company as the Company’s Principal Accounting Officer for an undetermined amount of time following the appointment of Mr. Eichler in order to provide transition services to the Company and Mr. Eichler, as the newly appointed Chief Financial Officer.

Complaint Filed by Spontaneous Technology

On October 5, 2005, Plaintiff Spontaneous Technology, Inc. served the Company with a complaint filed in the Third Judicial District Court, of Salt Lake County, State of Utah. In the Complaint, Plaintiff asserts a cause of action for breach of contract related to the calculation of an earnout payment in the Asset Purchase Agreement entered into between the parties on July 30, 2003. Plaintiff seeks compensatory damages in the amount of $673,750 and recovery of its attorneys’ fees and costs. We believe the action has no merit and are vigorously defending against it. We cannot estimate any possible loss at this time.

Amendment to the 2002 Stock Option Plan

On October 25, 2005, the Company’s Board of Directors has approved, subject to stockholder approval at the upcoming annual meeting of stockholders, an amendment to the 2002 Stock Option Plan to allow for the granting of restrictive stock units in lieu of or in combination with available stock option shares approved under such plan.