Form 10-K/A
period 2005-07-31
INTELLISYNC CORP
filed 2005-11-23
CIK 1020716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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
Preferred Stock Purchase Rights
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒       No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒      No  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐      No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $129,158,201 at January 31, 2005 the registrant’s most recently completed second fiscal quarter.

The number of the registrant’s $0.001 par value Common Stock outstanding as of November 21, 2005, was 67,492,113 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III

Certain sections of the proxy statement for registrant’s 2005 Annual Meeting of Stockholders tentatively scheduled for December 2, 2005 to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the fiscal year ended July 31, 2005.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 , which was filed with the Securities and Exchange Commission (“SEC”) on October 28, 2005 (the “Original Filing”).  The Registrant is filing this Form 10-K/A to: (i) correct a typographical error contained in the Certificate of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002  that was filed as Exhibit 31.2 to the Original Filing; (ii) correct a typographical error contained in the Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that was filed as Exhibit 32.2 to the Original Filing; (iii) list the cross-references to certain exhibits to be incorporated by reference in the exhibit index hereto; and (iv) provide information in Note 17 – Subsequent Events (Unaudited) related to certain events that occurred following the date the Original Filing was filed with the SEC, including the resignation effective November 21, 2005 of Mr. J. Keith Kitchen as Principal Accounting Officer and the appointment of Mr. David P. Eichler as Principal Accounting Officer.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that date, except as specifically described in Note 17 – Subsequent Events (Unaudited).  Other events occurring after the date of the Original Filing or other information necessary to reflect subsequent events have been disclosed in reports filed with the SEC subsequent to the Original Filing.

TABLE OF CONTENTS

PART I
ITEM 1.	Business
Overview
Available Information
Industry Background
Our Technology Solutions
Products
Our Strategy
Sales And Marketing
Customer Support
Seasonality
Competition
Research and Development
Professional Services Group
Acquisitions
Proprietary Technology and Intellectual Property
Employees
Risk Factors
Executive Officers and Directors of the Registrant
ITEM 2.	Properties
ITEM 3.	Legal Proceedings
ITEM 4.	Submission of Matters to a Vote of Security Holders
PART II
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
ITEM 6.	Selected Financial Data
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk
ITEM 8.	Financial Statements and Supplementary Data
ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
ITEM 9A.	Controls and Procedures
ITEM 9B.	Other Information
PART III
ITEM 10.	Directors and Executive Officers of the Registrant
ITEM 11.	Executive Compensation
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13.	Certain Relationships and Related Transactions
ITEM 14.	Principal Accountant Fees and Services
PART IV
ITEM 15.	Exhibits, Financial Statement Schedules
SIGNATURES
INDEX TO FINANCIAL STATEMENTS

PART I

ITEM 1.                   BUSINESS

This Annual Report on Form 10-K/A contains certain forward-looking statements that involve risks and uncertainties. Words such as “anticipates,” “believes,” “expects,” “future,” “plan,” “intends,” “should,” and similar expressions are used to identify forward-looking statements. These statements are only projections based on current assumptions made by management. The actual results that we achieve may differ materially from those indicated in any forward-looking statements due to the risks and uncertainties set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere in this Form 10-K/A. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to review and consider carefully the various disclosures made by us in this report and our reports filed with the Securities and Exchange Commission that inform interested parties about the risks and factors that may affect our business.

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

Intellisync was incorporated in California on August 27, 1993 and was subsequently reincorporated in Delaware on November 27, 1996. Our principal executive offices are located at 2550 North First Street, Suite 500, San Jose, California 95131, and our Web address is www.intellisync.com. The information posted on our website is not incorporated into this Annual Report on Form 10-K/A.

We have organized our operations into a single operating segment encompassing the development, marketing and support of software and services that provide synchronization, wireless messaging, mobile application development, application/device management, real-time remote information access, secure VPN and identity searching/matching/screening capabilities. For further discussion of financial information related to our operating segment, as well as geographic areas, refer to note 15 to consolidated financials statements set forth in Part IV of this Annual Report on Form 10-K/A.

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

Our Web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K/A or our other filings with the SEC.

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

December 2003

Wireless Email Express	An easy-to-install, subscription version of Intellisync Wireless Email, ideal for the smaller enterprise deployment, or small to medium businesses.	August 2005

Product Name	Description	Introduction Date
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

• Have Intellisync host the solution—this will enable the mobile operators to deploy wireless data solutions

Product Name	Description	Introduction Date
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

June 2001

• Intellisync Handheld Edition	Designed to keep a user constantly current with direct, two-way synchronization between his/her PC and Palm OS, Pocket PC or Windows Mobile-based Smartphone device.	August 1996

Product Name	Description	Introduction Date
• Intellisync Lite Upgrades	Upgrade to the full version of Intellisync—special offers for Sony, NEC, Group Sense, Garmin, Panasonic, and PI Tech customers.	June 2001

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

The acquisition of high-technology companies is inherently risky. These risks are more fully discussed in the risk factors below under the captions “Our recent and any potential acquisitions could require significant management attention and prove difficult to integrate with our business, which could distract our management, disrupt our business, dilute stockholder value and adversely affect our operating results.” Refer to the discussions under the caption “Acquisitions” set forth in Item 7, Part II of this Annual Report on Form 10-K/A for more information on the acquisitions.

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

RISK FACTORS

The following risks and uncertainties may have a material and adverse effect on our business, financial condition or results of operations. You should carefully consider these risks and uncertainties, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K/A. If any of the material risks or uncertainties we face were to occur, the trading price of our securities could decline.

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

We lease space in Los Gatos and Santa Cruz, California for offices that were closed as a result of the restructuring and cost reduction plans we implemented in previous fiscal years. Refer to the discussions under the caption “Restructuring and Other Charges” set forth in Item 7, Part II of this Annual Report on Form 10-K/A for more information on the restructure charges related to these facilities. We have secured tenants for some of our vacated facilities and are actively marketing to sublet the remainder. We have experienced difficulties, however, in subletting our vacated office in Santa Cruz, California because of the continuing deterioration of the real estate markets in that location.

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

ITEM 6.                   SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from our consolidated financial statements. Historical results should not be taken as indicative of the results that may be expected for any future period. This summary of our consolidated financial information for fiscal years 2001 to 2005 should be read along with our audited consolidated financial statements contained in this Annual Report on Form 10-K/A. The summarized financial information, other than the statements of operations data for fiscal 2001 and 2002 and the balance sheets data at July 31, 2001, 2002 and 2003, was taken from these financial statements.

This summary of consolidated financial statements includes the accounts of Intellisync Corporation and our wholly owned subsidiaries.

In addition to the effect of acquisitions, there were a number of other items that affected the comparability of this information:

•       The results of operations for fiscal year 2005 include the effects of charges recorded during the fourth quarter of fiscal 2005, including $505,000 for the settlement of NCR Corporation’s patent infringement claim, which is more fully described in note 9 to the consolidated financial statements set forth under Part IV, Item 15 of this Annual Report on Form 10-K/A, and various legal costs. The results of operations for fiscal 2005 also include $220,000 for purchased in-process research and development in connection with the acquisition of PDAapps, Inc. We also recorded a $25,000 recovery of non-cash stock compensation during fiscal 2005 in connection with certain stock options accounted for using variable accounting.

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

Condensed Consolidated Statements of Operations Data (in thousands, except per common share data)

	Year Ended July 31,
	2005	2004	2003	2002	2001
Revenue	$59,498	$42,308	$24,860	$22,940	$38,202
Net loss	$(13,414)	$(9,455)	$(7,736)	$(34,518)	$(41,818)
Basic and diluted net loss per common share	$(0.20)	$(0.16)	$(0.17)	$(0.77)	$(0.96)

Condensed Consolidated Balance Sheets Data (in thousands)

	July 31,
	2005	2004	2003	2002	2001
Cash, cash equivalents and short-term investments	$38,852	$53,648	$27,159	$34,431	$48,908
Working capital	$38,068	$51,848	$25,173	$28,099	$44,489
Total assets	$160,793	$170,354	$41,167	$47,312	$78,934
Long-term obligations	$60,880	$61,229	$921	$1,991	$—
Total stockholders’ equity	$82,211	$94,391	$31,796	$34,884	$68,192

Summary Condensed Quarterly Data (unaudited, in thousands, except per common share data)

	Three Months Ended
	July 31, 2005	April 30, 2005	Jan 31, 2005	Oct 31, 2004	July 31, 2004	April 30, 2004	Jan 31, 2004	Oct 31, 2003
Revenue	$15,703	$15,237	$16,256	$12,302	$13,282	$11,007	$10,003	$8,016
Cost of revenue	3,833	3,723	3,693	3,497	3,490	3,227	2,197	1,787
Gross profit	11,870	11,514	12,563	8,805	9,792	7,780	7,806	6,229
Operating expenses	15,723	15,315	13,104	12,013	11,148	11,396	11,148	8,509
Operating loss	$(3,853)	$(3,801)	$(541)	$(3,208)	$(1,356)	$(3,616)	$(3,342)	$(2,280)
Net loss	$(4,573)	$(4,361)	$(973)	$(3,506)	$(1,758)	$(2,184)	$(3,252)	$(2,261)
Basic and diluted net loss per common share	$(0.07)	$(0.07)	$(0.01)	$(0.05)	$(0.03)	$(0.03)	$(0.06)	$(0.05)
Shares used in computing basic and diluted net loss per common share	66,635	66,523	65,076	64,418	64,070	63,859	54,475	48,266

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes a number of forward-looking statements. You should read this section in conjunction with the cautionary language applicable to such forward-looking statements described above in Item 1 found in Part I of this Annual Report on Form 10-K/A. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K/A. We undertake no obligation to release publicly any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

Estimates, Assumptions and Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations are based on our consolidated financial statements and notes thereto set forth in Part IV of this Annual Report on Form 10-K/A. Our consolidated financial statements are prepared in accordance with generally accepted accounting principles, or GAAP, in the United States of America. These accounting principles require us to make certain estimates, judgments and assumptions, which we review with our audit committee. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon various factors and information available to us at the time that these estimates, judgments and assumptions are made. These factors and information may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third party professionals. The estimates, judgments and assumptions we make can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.

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

Results of Operations

The following table sets forth items included in the consolidated statements of operations (Part IV of this Annual Report on Form 10-K/A) as a percentage of revenue for the periods indicated.

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

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated October 28, 2005 are hereby incorporated by reference to Part IV of this Annual Report on Form 10-K/A.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this Annual Report on Form 10-K/A, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are accumulated and communicated to management on a timely basis to allow timely decisions regarding appropriate disclosure and are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the Proxy Statement under the caption “Principal Accountant Fees and Services.”

PART IV

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    1.   Financial Statements

The following consolidated financial statements of Intellisync Corporation are filed as part of this Annual Report on Form 10-K/A:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at July 31, 2005 and 2004

•	Consolidated Statements of Operations for the fiscal years ended July 31, 2005, 2004 and 2003

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the fiscal years ended July 31, 2005, 2004 and 2003

•	Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2005, 2004 and 2003

•	Notes to Consolidated Financial Statements

2.      Supplemental Schedule

Financial Statement Schedules have been omitted because the required information is contained in the consolidated financial statements and the notes thereto, or because such schedules are not required or applicable.

3.      Exhibits

The exhibits listed on the accompanying index to exhibits immediately preceding the financial statement schedules are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K/A.

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

2.6(21)	Agreement and Plan of Merger among Pumatech, Inc., Homerun Acquisition Corporation, and Synchrologic, Inc. dated September 14, 2003.

Exhibit Number	Exhibit Title
2.7(24)	Employee Transfer Agreement by and between Intellisync Corporation, SoftVision SRL and Laurentiu Russo dated March 5, 2004.

2.8(25)	Agreement and Plan of Merger by and among Intellisync Corporation, TNI Acquisition Corporation, and Tourmaline Networks, Inc. dated February 9, 2005.

2.9(29)	Agreement and Plan of Merger, dated as of November 15, 2005, by and among Nokia Inc., Jupiter Acquisition Corporation and Intellisync Corporation.

3.1(5)	Certificate of Incorporation of Puma Technology, Inc., a Delaware corporation.

3.2(6)	Amended and Restated Bylaws of Pumatech, Inc., a Delaware corporation.

3.3(7)	Certificate of Amendment of Restated Certificate of Incorporation dated December 19, 2000.

3.4(8)	Certificate of Amendment of Restated Certificate of Incorporation filed on October 18, 2002.

3.5(9)	Certificate of designations of rights, preferences and privileges of Series A Participating Preferred Stock of Pumatech, Inc. dated January 15, 2003.

3.6(10)	Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on February 3, 2004.

3.7(11)	Certificate of Ownership and Merger merging a wholly-owned subsidiary into Pumatech, Inc., dated February 17, 2004, pursuant to Section 253 of the General Corporation Law of the State of Delaware.

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

4.4(27)

Amendment No. 1 to the Preferred Shares Rights Agreement between Intellisync and Computerhsare Investor Services LLC as Rights Agent dated January 13, 2003 (includes Form of Certificate of Designations of Series A Participating Preferred Stock, Form of Rights Certificate and Summary of Rights).

4.5(28)

Amendment No. 2 to the Preferred Shares Rights Agreement between Intellisync and Computershare Investor Services LLC as Rights Agent dated January 13, 2003 (includes Form of Certificate of Designations of series A Participating Preferred Stock, Form of Rights Certificate and Summary of Rights).

10.1*(12)	Puma Technology, Inc. 1998 Employee Stock Purchase Plan, as amended through April 23, 2002.

10.2*(13)	Form of notice of exercised used under Puma Technology, Inc. 1998 Employee Stock Purchase Plan.

10.3*(5)	Form of Indemnity Agreement for directors and officers.

10.4*(14)	ProxiNet 1997 Stock Plan.

10.5*(15)	NetMind Technologies, Inc. 1997 Stock Plan.

10.6*(16)	Puma Technology, Inc. 2000 Supplemental Stock Option Plan and Related Form of Non-statutory Stock Option Agreement initially established as of March 29, 2000 and as amended through August 22, 2000.

10.7*(17)	Pumatech, Inc. Amended and Restated 1993 Stock Option Plan dated December 6, 2000.

Exhibit Number	Exhibit Title
10.8(18)	Loan and Security Agreement dated March 29, 2001, by and between Imperial Bank and Pumatech, Inc.

10.9(19)	Sublease Agreement dated as of February 4, 2002, between the Company and AlphaSmart, Inc.

10.10*(6)	Employment Agreement dated as of June 14, 2002, between the Company and Woodson M. Hobbs.

10.11*(26)	First Amendment to Employment Agreement dated as of August 24, 2005 between the Company and Woodson M. Hobbs.

10.12*(6)	Restricted Stock Option Agreement dated as of June 14, 2002, between the Company and Woodson M. Hobbs.

10.13*(6)	$309,750 Promissory Note dated as of June 14, 2002, payable by Woodson M. Hobbs to Pumatech, Inc.

10.14*(8)	Intellisync Corporation 2002 Stock Option Plan, As Amended dated August 25, 2004.

10.15*(26)	2005 Retention Stock Option Agreement

10.16+(20)	Distribution Agreement by and between Ingram Micro, Inc. and Puma Technology, Inc. dated as of July 14, 1997 and Addendum thereto dated January 30, 2001.

10.17*(21)	Employment offer letter dated September 5, 2002, to Clyde Foster, Senior Vice President of Sales and Marketing.

10.18*(26)	Employment offer letter dated September 15, 2005, to David Eichler, Chief Financial Officer

10.19*+(26)	Severance Agreement and Mutual Release Recitals dated August 29, 2005, by and between Steve Goldberg and Intellisync Corporation

10.20*(26)	Severance Agreement and Mutual Release Recitals dated October 15, 2005, by and between Said Mohammadioun and Intellisync Corporation

10.21*(26)	Change of Control Agreement with Keith Kitchen dated August 24, 2005.

10.22*(26)	Change of Control Agreement with Clyde Foster, dated August 24, 2005.

10.23*(26)	Change of Control Agreement with Rip Gerber, dated August 24, 2005.

10.24*(26)	Change of Control Agreement with David Eichler, dated October 5, 2005.

10.25*(26)	Change of Control Agreement with Blair Hankins, dated October 25, 2005.

10.26*(26)	Change of Control Agreement with Scott Hrastar, dated October 25, 2005.

10.27*(21)	Compensation for Board Service and Change of Control Agreement for Michael M. Clair, dated October 20, 2003.

10.28*(21)	Compensation for Board Service and Change of Control Agreement for Michael Praisner, dated October 20, 2003.

10.29*(21)	Compensation for Board Service and Change of Control Agreement for Kirsten Berg-Painter, dated October 20, 2003.

10.30+(22)

Intellisync Software Developers’ Kit and Bundling License Agreement by and between Puma Technology, Inc. and Research In Motion Limited as of April 29, 1998, and Amendments thereto dated September 14, 1999, April 29, 2000, August 15, 2000, April 30, 2002, and October 31, 2003.

10.31*(23)	Synchrologic, Inc. Amended and Restated 1995 Stock Option Plan.

10.32*(23)	Synchrologic, Inc. 2001 Stock Incentive Plan.

10.33(4)	Settlement and License Agreement, dated March 4, 2004, by and between Intellisync Corporation and Extended Systems Incorporated.

Exhibit Number	Exhibit Title
10.34+(24)

Master Software License, Software Development Agreement, Maintenance and Services Agreement and Reseller Agreement dated July 2, 2004 by and between Intellisync Corporation and Cellco Partnership d/b/a Verizon Wireless.

10.35*(24)	Change of Control Agreement with Steven Goldberg dated February 10, 2004.

10.36*(26)	Compensation for Board Service and Change of Control Agreement for Terrence Valeski, dated September 1, 2005.

10.37*(26)	Compensation for Board Service and Change of Control Agreement for Richard Arnold, dated August 24, 2005.

10.38*(26)	Compensation for Board Service and Change of Control Agreement for Keith Cornell, dated August 24, 2005.

10.39*(26)	Amendment No. 1, dated August 29, 2005, to Compensation for Board Service and Change of Control Agreement for Kirsten Berg-Painter.

10.40*(26)	Amendment No. 1, dated August 29, 2005, to Compensation for Board Service and Change of Control Agreement for Michael Clair.

10.41*(26)	Intellisync Corporation Summary of Executive Officer Bonus Plan

10.42 (29)	Form of Voting Agreement, dated November 15, 2005, among Intellisync Corporation, Nokia Inc., and certain parties

21.1(30)	Subsidiaries of the Registrant.

23.1(30)	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1(26)	Power of Attorney (reference page 83 of the Form 10-K filed by the Registrant with the SEC on October 28, 2005).

31.1(30)	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(30)	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(30)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(30)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

+	Confidential treatment has been granted or requested for portions of this exhibit.

(1)	Incorporated by reference to the Company’s Report on Form 8-K filed on April 11, 2003.

(2)	Incorporated by reference to the Company’s Report on Form 8-K filed on August 6, 2003.

(3)	Incorporated by reference to the Company’s Report on Form 8-K filed on October 2, 2003.

(4)	Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended April 30, 2004 filed on June 14, 2004.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-011445).

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2002 filed on October 17, 2002.

(7)	Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended January 31, 2001 filed on March 19, 2001.

(8)	Incorporated by reference to the Company’s Report on Form S-8 filed on December 3, 2004.

(9)	Incorporated by reference to the Company’s Report on Form 8-A12G filed on January 15, 2003.

(10)	Incorporated by reference to the Company’s Report on Form S-3 filed on June 3, 2004.

(11)	Incorporated by reference to the Company’s Report on Form 8-K filed on February 18, 2004.

(12)	Incorporated by reference to the Company’s Report on Form S-8 filed on August 27, 2002.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 1999 filed on October 29, 1999.

(14)	Incorporated by reference to the Company’s Report on Form S-8 filed on November 1, 1999.

(15)	Incorporated by reference to the Company’s Report on Form S-8 filed on February 24, 2000.

(16)	Incorporated by reference to the Company’s Report on Form S-8 filed on October 27, 2000.

(17)	Incorporated by reference to the Company’s Report on Form S-8 filed on February 6, 2001.

(18)	Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended April 30, 2001 filed on June 16, 2001.

(19)	Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended April 30, 2002 filed on June 13, 2002.

(20)	Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended October 31, 2002 filed on December 16, 2002.

(21)	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2003 filed on October 21, 2003.

(22)	Incorporated by reference to the Company’s Report on Form 10-Q/A for the quarterly period ended October 31, 2003 filed on March 19, 2004.

(23)	Incorporated by reference to the Company’s Report on Form 10-Q for the quarterly period ended January 31, 2004 filed on March 15, 2004.

(24)	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended July 31, 2004 filed on October 14, 2004.

(25)	Incorporated by reference to the Company’s Report on Form 8-K filed on April 1, 2005.

(26)	Incorporated by reference to the Company’s Report on Form 10-K for the year ended July 31, 2005 filed on October, 28, 2005.

(27)	Incorporated by reference to the Company’s Report on Form 8-A/A filed on March 11, 2004.

(28)	Incorporated by reference to the Company’s Report on Form 8-A/A filed on November 16, 2005.

(29)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 17, 2005.

(30)	Filed herewith.

(b) Financial Statement Schedules.

Refer to Item 15 (a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized, on this  23rd day of November, 2005.

INTELLISYNC CORPORATION

Date: November 23, 2005	By:	/s/ DAVID P. EICHLER
David P. Eichler
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons in the capacities and on the dates indicated:

Signature		Title	Date
/s/ WOODSON HOBBS		President, Chief Executive Officer and	November 23, 2005
Woodson Hobbs		Director (Principal Executive Officer)

/s/ *		Chief Financial Officer (Principal Accounting Officer)	November 23, 2005
David P. Eichler

/s/*		Chairman of the Board	November 23, 2005
Michael M. Clair

/s/ *		Director	November 23, 2005
Richard Arnold

/s/ *		Director	November 23, 2005
Kirsten Berg-Painter

/s/ *		Director	November 23, 2005
Keith A. Cornell

/s/ *		Director	November 23, 2005
Said Mohammadioun

/s/ *		Director	November 23, 2005
Terrence E. Valeski

* By:	/s/ WOODSON HOBBS
Woodson Hobbs Attorney-in-fact

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

INTELLISYNC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE LOSS

(In thousands)

							Accumulated
			Additional	Receivable	Deferred		Other
	Common Stock		Paid-in	From	Stock	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Stockholders	Compensation	Deficit	Income (Loss)	Equity	Loss
Balance at July 31, 2002	45,851	$46	$149,193	$(330)	$(226)	$(113,925)	$126	$34,884
Issuance of common stock upon exercise of stock options	1,374	1	2,042	—	—	—	—	2,043	$—
Issuance of common stock under Employee Stock Purchase Plan	522	1	164	—	—	—	—	165	—
Unrealized loss on securities available-for-sale	—	—	—	—	—	—	(159)	(159)	(159)
Realized loss on securities available- for- sale	—	—	—	—	—	—	43	43	43
Currency translation adjustment	—	—	—	—	—	—	(16)	(16)	(16)
Issuance of common stock in connection with acquisitions	134	—	500	—	—	—	—	500	—
Cancellation of common stock in connection with Windward acquisition	(128)	—	—	—	—	—	—	—	—
Repayments by stockholders	—	—	—	330	—	—	—	330	—
Reclassification of vested common stock under Restricted Stock Option Plan	—	—	112	(112)	—	—	—	—	—
Reversal of stock-based compensation on termination of employees	—	—	(69)	—	69	—	—	—	—
Deferred compensation, net	—	—	2,044	—	(2,044)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	1,742	—	—	1,742	—
Net loss	—	—	—	—	—	(7,736)	—	(7,736)	(7,736)
Balance at July 31, 2003	47,753	48	153,986	(112)	(459)	(121,661)	(6)	31,796	$(7,868)
Issuance of common stock upon exercise of stock options	1,561	2	1,793	—	—	—	—	1,795	$—
Issuance of common stock under Employee Stock Purchase Plan	279		337	—	—	—	—	337	—
Unrealized loss on securities available-for-sale	—	—	—	—	—	—	(126)	(126)	(126)
Currency translation adjustment	—	—	—	—	—	—	(259)	(259)	(259)
Issuance of common stock in connection with acquisitions	15,999	16	69,230	—	—	—	—	69,246	—
Reclassification of vested common stock under Restricted Stock Option Plan	—	—	198	(198)	—	—	—	—	—
Repayments by stockholders	—	—	—	310	—	—	—	310	—
Deferred compensation, net	—	—	288	—	(286)	—	—	2	—
Amortization of deferred compensation	—	—	—	—	745	—	—	745	—
Net loss	—	—	—	—	—	(9,455)	—	(9,455)	(9,455)
Balance at July 31, 2004	65,592	66	225,832	—	—	(131,116)	(391)	94,391	(9,840)

The accompanying notes are an integral part of these consolidated financial statements.

							Accumulated
			Additional	Receivable	Deferred		Other
	Common Stock		Paid-in	From	Stock	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Stockholders	Compensation	Deficit	Income (Loss)	Equity	Loss
Issuance of common stock upon exercise of stock options	691	1	588	—	—	—	—	589	$—
Issuance of common stock under Employee Stock Purchase Plan	356	—	619	—	—	—	—	619	—
Unrealized loss on securities available-for-sale	—	—	—	—	—	—	(2)	(2)	(2)
Realized loss on securities available-for-sale	—	—	—	—	—	—	(10)	(10)	(10)
Currency translation adjustment	—	—	—	—	—	—	63	63	63
Stock based compensation recovery	—	—	(25)	—	—	—	—	(25)	—
Net loss	—	—	—	—	—	(13,414)	—	(13,414)	(13,414)
Balance at July 31, 2005	66,639	$67	$227,014	$—	$—	$(144,530)	$(340)	$82,211	$(13,363)

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

If compensation cost for the Company’s stock plans had been determined consistent with SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company’s net loss and loss per common share would have been adjusted to the pro-forma amounts indicated below (in thousands, except per common share data):

	Year Ended July 31,
	2005	2004	2003
Net loss as reported	$(13,414)	$(9,455)	$(7,736)
Add (Deduct): Stock-based employee compensation expense (recovery) included in reported net loss	(25)	745	1,742
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(6,400)	(3,978)	(1,058)
Pro forma net loss	$(19,839)	$(12,688)	$(7,052)
Basic and diluted net loss per common share as reported	$(0.20)	$(0.16)	$(0.17)
Basic and diluted pro forma net loss per common share	$(0.30)	$(0.22)	$(0.15)

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

	Year Ended July 31
	2005	2004	2003
Pro forma revenue	$60,247	$54,506	$49,395
Pro forma net loss	$(9,730)	$(13,525)	$(29,100)
Pro forma basic and diluted net loss per common share	$(0.15)	$(0.20)	$(0.47)

Note 5   Goodwill, Developed and Core Technology and Other Intangible Assets

The following table sets forth the changes in goodwill during fiscal 2005 (in thousands):

Goodwill
Balance at July 31, 2004	$65,288
Acquired from Tourmaline	1,772
Acquired from PDAapps	1,709
Identity Systems deferred tax adjustment (Note 4)	(242)
Foreign exchange effects on non-US dollar-denominated goodwill	(53)
Balance at July 31, 2005	$68,474

Other intangible assets, net, consist of the following (in thousands, except weighted average useful life):

	Weighted Average Useful Life	July 31, 2005			July 31, 2004
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed and core technology	6.3 years	$24,613	$(10,061)	$14,552	$21,237	$(5,370)	$15,867
Patents	4.0 years	1,680	(715)	965	1,680	(298)	1,382
Trademarks	2.5 years	250	(189)	61	250	(75)	175
Customer base	5.5 years	14,750	(4,541)	10,209	13,129	(1,472)	11,657
Covenant not-to-compete	2.5 years	129	(105)	24	105	(54)	51
Existing contracts	16.5 months	111	(111)	—	313	(296)	17
Acquired workforce	16 months	724	(589)	135	724	(45)	679
		$42,257	$(16,311)	$25,946	$37,438	$(7,610)	$29,828

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

Stock option activity, both incentive and nonqualified, under all plans is presented as follows:

		Outstanding Options			Exercisable Options
	Options Available For Grant	Number of Shares	Range of Price Per Share	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In thousands)			(In thousands)
Balance at July 31, 2002	3,281	6,386	$0.10 - $14.25	$1.48	5,704	$1.43
Increase in shares authorized	2,275
Granted	(3,161)	3,161	$0.22 - $3.69	$1.19
Exercised	—	(1,374)	$0.10 - $3.26	$1.49
Canceled	1,845	(1,845)	$0.26 - $14.25	$1.59
Expired	(7)
Balance at July 31, 2003	4,233	6,328	$0.16 - $14.25	$1.29	5,003	$1.39
Options assumed in Synchrologic acquisition		1,010	$0.09 - $8.10	$0.37
Granted	(4,189)	4,189	$2.42 - $7.51	$4.04
Exercised	—	(1,561)	$0.09 - $2.94	$1.16
Canceled	1,764	(1,764)	$0.22 - $14.25	$2.64
Expired	(942)
Balance at July 31, 2004	866	8,202	$0.09 - $14.25	$2.32	4,793	$1.49
Increase in shares authorized	6,500
Granted	(6,237)	6,237	$1.85 - $3.62	$2.19
Exercised	—	(692)	$0.09 - $2.10	$0.87
Canceled	991	(991)	$0.36 - $5.95	$2.92
Expired	(173)
Balance at July 31, 2005	1,947	12,756	$0.09 - $14.25	$2.29	5,093	$1.99

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

The following table summarizes information about stock options under all plans outstanding at July 31, 2005:

	Options Outstanding
		Weighted-
		Average		Options Exercisable
		Remaining	Weighted-		Weighted-
Range of	Number	Contractual Life	Average	Number	Average
Exercise Prices	Outstanding	(In years)	Exercise Price	Exercisable	Exercise Price
	(In thousands)			(In thousands)
$ 0.09 - $0.45	1,214	7.40	$0.30	1,066	$0.30
$ 0.57 - $1.85	2,100	5.95	$0.92	1,971	$0.87
$ 2.00	2,050	9.32	$2.00	0	$0.00
$ 2.04 - $2.15	740	8.36	$2.11	215	$2.10
$ 2.17 - $2.72	3,170	9.37	$2.29	137	$2.54
$ 2.76 - $3.30	1,178	8.73	$3.09	385	$3.12
$ 3.37 - $4.43	1,200	8.21	$4.08	519	$4.07
$ 4.65 - $7.51	1,077	8.15	$4.84	773	$4.81
$ 8.10	17	8.41	$8.10	17	$8.10
$14.25	10	5.19	$14.25	10	$14.25
	12,756	8.28	$2.29	5,093	$1.99

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

Note 17   Subsequent Events (Unaudited)

Merger Agreement

On November 15, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Nokia Inc., a Delaware corporation (“Parent”), and Jupiter Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Nokia Inc. (“Merger Sub”).  Under the Merger Agreement, Merger Sub would be merged with and into the Company (the “Merger”), the separate corporate existence of Merger Sub shall cease and the Company shall continue as the surviving corporation and as a wholly-owned subsidiary of Parent.

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock, par value $0.001 per share, of the Company issued and outstanding immediately prior to the effective time, other than Common Stock held by the Company, Parent or any of their wholly-owned subsidiaries, or any stockholders who are entitled to and properly exercise appraisal rights under Delaware law, shall be automatically converted into the right to receive $5.25 in cash per share, without interest.

The Merger is conditioned upon, among other things, the adoption of the Merger Agreement by the stockholders of the Company pursuant to applicable law, the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the termination or expiration of the applicable waiting periods of antitrust laws of certain foreign jurisdictions and other conditions.

Voting and Other Agreements

Concurrently with the execution of the Merger Agreement, each director and officer of the Company entered into a voting agreement with Parent pursuant to which such director or officer agreed to vote his or her Common Stock in favor of approving and adopting the Merger Agreement and the Merger.  Also, simultaneously with the execution of the Merger Agreement, certain key employees of the Company entered into employment-related or consulting agreements with Parent (which contain non-competition and non-solicitation provisions), which agreements will take effect as of the effective time of the Merger.

Amendment to Rights Agreement

In connection with the Merger Agreement, the Company and Computershare Investor Services LLC entered into Amendment No. 2 to the Preferred Shares Rights Agreement, dated November 15, 2005 (the “Rights Amendment”), to the Preferred Shares Rights Agreement, dated as January 13, 2003, as amended by Amendment No. 1 to Preferred Shares Rights Agreement, dated March 1, 2004 (together the “Rights Agreement”). The effect of the Rights Amendment is to permit the Merger and the other transactions contemplated by the Merger Agreement to occur without triggering any distribution or adverse event under the Rights Agreement. In particular, neither Parent, Merger Sub nor any of their affiliates or associates shall be deemed to be Acquiring Persons (as defined in the Rights Agreement) solely as a result of the approval, execution, delivery or performance of the Merger Agreement or the consummation of the Merger or the other transactions contemplated thereby.

Resignation of Officer

On November 21, 2005,  Mr. Kitchen resigned his position as the Company’s Principal Accounting Officer, but will remain as the Company’s Controller.  The Board of Directors appointed Mr. Eichler as the Company’s Principal Accounting Officer effective the same day.