Form 10-Q
period 2005-10-31
INTELLISYNC CORP
filed 2005-12-12
CIK 1020716

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number  0-21709

INTELLISYNC CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	77-0349154
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 8, 2005: 67,557,940

INTELLISYNC CORPORATION

10-Q REPORT

INTELLISYNC CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.           Unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	October 31,	July 31,
	2005	2005

Assets
Current assets:
Cash and cash equivalents	$19,246	$19,533
Short-term investments	16,448	19,319
Accounts receivable, net of allowance for doubtful accounts of $402 and $564	14,122	13,682
Inventories	41	46
Other current assets	2,632	3,190

Total current assets	52,489	55,770

Property and equipment, net	3,517	3,028
Goodwill	68,494	68,474
Other intangible assets, net	23,647	25,946
Restricted cash	4,891	4,306
Other assets	3,099	3,269
Total assets	$156,137	$160,793

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,295	$2,584
Accrued liabilities	7,411	7,569
Current portion of obligations under capital lease	154	153
Deferred revenue	7,608	7,396

Total current liabilities	17,468	17,702

Obligations under capital lease	173	206
Long term deferred revenue	614	228
Convertible senior notes	56,963	57,531
Other liabilities	3,457	2,915

Total liabilities	78,675	78,582

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; none issued and outstanding at October 31, 2005 and July 31, 2005	—	—
Common stock, $0.001 par value; 160,000 shares authorized; 67,281 and 66,639 shares issued and outstanding at October 31, 2005 and July 31, 2005	67	67
Additional paid-in capital	230,280	227,014
Accumulated deficit	(152,544)	(144,530)
Accumulated other comprehensive loss	(341)	(340)
Total stockholders’ equity	77,462	82,211
Total liabilities and stockholders’ equity	$156,137	$160,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTELLISYNC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,
	2005	2004

Revenue
License	$10,265	$7,825
Services	6,080	4,477
Total revenue	16,345	12,302

Cost and operating expenses:
Cost of revenue	3,073	2,341
Amortization of developed and core technology	1,257	1,156
Research and development	4,981	3,329
Sales and marketing	8,583	5,589
General and administrative	4,201	2,049
Amortization of other intangibles	1,048	1,046
Restructuring and merger charges	606	—
Total cost and operating expenses	23,749	15,510
Operating loss	(7,404)	(3,208)
Other expense, net:
Interest income	310	236
Interest expense	(563)	(240)
Other, net	(250)	(179)
Total other expense, net	(503)	(183)
	(7,907)	(3,391)
Provision for income taxes	(107)	(115)
Net loss	$(8,014)	$(3,506)

Basic and diluted net loss per common share	$(0.12)	$(0.05)

Shares used in computing basic and diluted net loss per common share	66,981	64,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTELLISYNC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended October 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(8,014)	$(3,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts	(162)	61
Depreciation	391	278
Amortization of other intangibles	2,305	2,202
Amortization of debt issuance costs	164	159
Non-cash stock compensation expense (reversal)	2,231	(65)
Changes in operating assets and liabilities:
Accounts receivable	(278)	(540)
Inventories	5	16
Other current assets	644	831
Accounts payable	(289)	891
Accrued liabilities	(184)	(1,179)
Deferred revenue	598	(246)
Net cash used in operating activities	(2,589)	(1,098)

Cash flows from investing activities:
Purchase of property and equipment	(880)	(755)
Purchase of short term investments	(192)	(1,028)
Proceeds from the sales of short-term investments	2,280	500
Proceeds from the maturities of short-term investments	800	1,000
(Increase) decrease in restricted cash	(685)	416
Net cash provided by investing activities	1,323	133

Cash flows from financing activities:
Debt issuance costs	—	(89)
Principal payments on capital leases	(32)	(24)
Proceeds upon exercise of stock options	681	161
Proceeds from ESPP shares issued	354	300
Net cash provided by financing activities	1,003	348

Effect of exchange rate changes on cash and cash equivalents	(24)	105

Net decrease in cash and cash equivalents	(287)	(512)
Cash and cash equivalents at beginning of period	19,533	12,991
Cash and cash equivalents at end of period	$19,246	$12,479

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTELLISYNC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1  The Company and a Summary of its Significant Accounting Policies

The Company

Intellisync Corporation (Intellisync or the “Company”) develops, markets and supports desktop, enterprise and mobile carrier-class software that enables consumers, business executives and information technology professionals to extend the capabilities of enterprise groupware and vertical applications, data-enabled mobile devices and other personal communication platforms.  The primary software applications the Company has developed and marketed include push-email, data synchronization and systems management software.  The Company’s software also enables organizations to search, find, match and synchronize identity data within their computer systems and network databases.

On November 15, 2005, the Company entered into a merger agreement with Nokia Inc., a Delaware corporation.  Refer to Note 13 – Subsequent Events for more details.

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows since inception.  The Company incurred a net loss of approximately $8,014,000 and negative cash flows from operations of approximately $2,589,000 for the three months ended October 31, 2005.  The Company’s cash balances may decline further, although the Company believes that the effects of its strategic actions implemented to improve revenue as well as control costs along with existing cash resources will be adequate to fund its operations for at least the next 12 months.  Failure to generate sufficient revenues or control spending could adversely affect the Company’s ability to achieve its business objectives.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements of Intellisync as of October 31, 2005 and for the three months ended October 31, 2005 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of such financial statements.  These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005.  The condensed consolidated balance sheet as of July 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The results of operations for the interim period ended October 31, 2005 are not necessarily indicative of results to be expected for the full year.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  On an on-going basis, the Company evaluates its estimates, including those related to provision for doubtful accounts, channel inventory and product returns, valuation of goodwill and intangibles, investments and other long-lived assets, restructuring accruals, valuation of income taxes, license and services revenue recognition, contingencies and stock-based compensation.  The Company bases its estimates on various factors and information which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third party professionals that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Stock-Based Compensation Expense

On August 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) or 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of August 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s condensed consolidated financial statements as of and for the three months ended October 31, 2005 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended October 31, 2005 was $2,231,000 which consisted of stock-based compensation expense related to employee stock options and employee stock purchases. Stock-based compensation reversal of $65,000 for the three months ended October 31, 2004 was related to employee stock options subject to variable accounting which the Company had been recognizing under previous accounting standards. Refer to Note 8 for additional information.

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation.”  Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s consolidated statement of operations, other than as related to stock options accounted for using variable accounting, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statement of operations for the first quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of July 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to July 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).  Compensation expense for all share-based payment awards are recognized using the accelerated multiple-option approach.  As stock-based compensation expense recognized in the consolidated statement of operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS No. 123 (R), the Company continued to use the Black-Scholes option-pricing model as its method of valuation for share-based awards.  For additional information, refer to Note 8. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) and SAB No. 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Note 2  Recently Issued Accounting Pronouncements

Share-Based Payment

In September 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R),” to defer the requirement of SFAS No. 123(R) that a freestanding financial instrument originally subject to SFAS No. 123(R) becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The rights under stock-based payment awards the Company issued to its employees are all dependent on the recipient being an employee of Intellisync. Therefore, this FSP currently does not have an impact on the Company’s consolidated financial statements and its measurement of stock-based compensation in accordance with SFAS No. 123(R).

In October 2005, the FASB issued FSP No. FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R),” to provide guidance on determining the grant date for an award as defined in SFAS No. 123(R). This FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company has applied the principles set forth in this FSP upon its adoption of SFAS No. 123(R).

Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143

In March 2005, the FASB issued Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, ‘Accounting for Asset Retirement Obligations.’ ”  FIN No. 47 clarifies when an entity would be required to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability’s fair value can be reasonably estimated. Uncertainty surrounding the timing and method of settlement that may be conditional on events occurring in the future would be factored into the measurement of the liability rather than the recognition of the liability.  FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005.  The Company does not expect the adoption of this statement will have a material impact on its financial statements.

Accounting Changes and Error Corrections

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. SFAS No. 154 now requires retrospective application of changes in an accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement on August 1, 2006 will have a material impact on its financial statements.

Other-Than-Temporary Impairment

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP will supersede EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP (retitled FSP FAS No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) will replace the guidance set forth in paragraphs 10-18 of EITF No. 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SEC SAB No. 59, “Accounting for Noncurrent Marketable Equity Securities,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”  FSP FAS No. 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS No. 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005.  The Company does not believe the adoption of FSP FAS No. 115-1 will have a significant impact on its consolidated results of operations or financial position.

Amortization Period for Leasehold Improvements

In June 2005, the EITF reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements.”  The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of this guidance did not and is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

Rental Costs Incurred during a Construction Period

On October 6, 2005, the FASB issued FSP No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period.”  FSP No. 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense.  FSP No. 13-1 is effective for the first reporting period after December 15, 2005.  The Company has historically expensed rental costs incurred during a construction period; therefore, the adoption of this guidance will not have an impact on its net earnings, cash flows or financial position.

Note 3  Balance Sheets Components

Inventories consist of the following (in thousands):

	October 31, 2005	July 31, 2005
Raw materials	$35	$11
Finished goods and work-in-process	6	35
Inventories	$41	$46

Note 4  Acquisitions

During fiscal 2005, the Company acquired PDAapps, Inc. and Tourmaline Networks, Inc.  The PDAapps, and Tourmaline transactions were accounted for as business combinations pursuant to SFAS No. 141, “Business Combinations.”

PDAapps, Inc.

On June 23, 2005, the Company completed its acquisition of all of the issued and outstanding stock of PDAapps, Inc., makers of Intellisync IM (formerly VeriChat), the mobile instant messaging solution for all Palm OS devices, Pocket PC devices, Symbian devices and RIM Blackberry devices.  Under the terms of an Agreement and Plan of Merger, dated as of June 23, 2005, the outstanding shares of PDAapps common stock were converted into the right to receive (i) an aggregate of approximately $4,000,000 in aggregate initial cash consideration and (ii) an aggregate of up to $2,600,000 in cash earnout consideration (based on future revenue generated by the Company from the former PDAapps client base), subject to the deposit of $1,000,000 in escrow to be available to compensate Intellisync pursuant to the indemnification obligations of the holders of PDAapps common stock.  The earnout consideration, if achieved, is due and payable shortly following the first anniversary of the acquisition.  As of October 31, 2005, the Company has not accrued the contingent earnout payment amount.  Any earnout consideration paid will be recorded as additional goodwill.

The condensed consolidated financial statements include the results of operations of PDAapps since the date of acquisition. Under the purchase method of accounting, the total purchase price was allocated to PDAapps’ net tangible and intangible assets based upon their estimated fair value as of the acquisition date. The initial purchase price of $4,150,000 (including estimated acquisition costs of $150,000) was assigned to the fair value of the assets acquired, including the following (in thousands):

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

The amount of the purchase price allocated to in-process research and development was based on established valuation techniques used in the high-technology software industry. The fair value assigned to the acquired in-process research and development was determined using the income approach, which discounts expected future cash flows to present value. The key assumptions used in the valuation include, among others, expected completion date of the in-process projects identified as of the acquisition date, estimated costs to complete the projects, revenue contributions and expense projections assuming the resulting product has entered the market, and discount rate based on the risks associated with the development life cycle of the in-process technology acquired. The discount rate used in the present value calculations are normally obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates. The Company assumes the pricing model for the resulting product of the acquired in process research and development to be standard within its industry. The Company, however, did not take into consideration any consequential amount of expense reductions from integrating the acquired in-process technology with other existing in-process or completed technology. Therefore, the valuation assumptions do not include significant anticipated cost savings.

The key assumptions underlying the valuation of acquired in-process research and development from PDAapps are as follows (in thousands, except percentage):

Project names:  Enhanced version of VeriChat product - to feature J2ME (Java 2 Platform, Micro Edition) and IMode support, presence manager (uses phone state to dictate the status of a user so others can decide if they should send an instant messaging (IM) or place a call), secure enterprise chat and carrier branded chat

Percent completed as of acquisition date: 30-50%

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

Tourmaline Networks, Inc.

On March 1, 2005, the Company completed its acquisition of all of the issued and outstanding stock of Tourmaline Networks, Inc., a privately held developer and marketer of mobile email based on QUALCOMM’s BREW® solution headquartered in San Diego, California.  Under the terms of an Agreement and Plan of Merger, dated as of February 9, 2005, the outstanding shares of Tourmaline common stock were converted into the right to receive (i) an aggregate of approximately $4,118,000 in aggregate initial cash consideration and (ii) an aggregate of up to $2,881,918 in cash earnout consideration (based on future revenue generated by the Company from the former Tourmaline client base), subject to the deposit of a certain portion of the initial cash consideration and earnout consideration in escrow to be available to compensate Intellisync pursuant to the indemnification obligations of the holders of Tourmaline common stock.  The earnout consideration, if achieved, is due and payable shortly following the first anniversary of the acquisition.  As of October 31, 2005, the Company has not accrued the contingent earnout payment amount.  Any earnout consideration paid will be recorded as additional goodwill.

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

Unaudited Pro Forma Consolidated Combined Results

The following unaudited pro-forma consolidated financial information reflects the results of operations for the three months ended October 31, 2004, as if Tourmaline acquisition had occurred on August 1, 2004 and after giving effect to purchase accounting adjustments. The effect of PDAapps’ acquisition has been excluded from the pro forma financial information as amounts are considered immaterial to the Company.  Since the acquisitions took place in fiscal 2005, the results of operations of PDAapps and Tourmaline are included in the Company’s condensed consolidated results of operations for the three months ended October 31, 2005.

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions in aggregate actually taken place on August 1, 2004. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operation (in thousands, except per share data):

Three Months Ended October 31, 2004

Pro forma revenue	$12,660

Pro forma net loss	$(3,576)

Pro forma basic and diluted net loss per common share	$(0.06)

The effect of the in-process research and development charges has been excluded in the above unaudited pro forma consolidated financial information as they represent non-recurring charges directly related to the acquisitions.

Note 5  Related Party Transactions

On August 29, 2005, the Company entered into a severance agreement and mutual release with its Chief Strategy Officer, Steve Goldberg, in connection with Mr. Goldberg’s resignation from employment by the Company effective August 31, 2005. Pursuant to the terms of the agreement, Mr. Goldberg receives, among other items, a lump sum payment of $110,000, twelve months of accelerated vesting of his options to purchase shares of the Company’s common stock, the right to exercise his vested options until six months following his termination date and six months of COBRA premiums paid by the Company. The agreement includes a general mutual release by the Company and Mr. Goldberg and a non-solicitation agreement by Mr. Goldberg for twelve months following the effective date of the agreement.  The lump sum payment of $110,000 is included in “Restructuring and Merger Charges” in the accompanying condensed consolidated statement of operations for the three months ended October 31, 2005.

On October 15, 2005, the Company entered into a severance agreement and mutual release with its Chief Technology Officer, Said Mohammadioun, in connection with Mr. Mohammadioun’s resignation from employment by the Company effective October 15, 2005. Pursuant to the terms of the agreement, Mr. Mohammadioun received, among other items, a lump sum payment of $46,875, two and a half months of accelerated vesting of his options to purchase shares of the Company’s common stock, the right to exercise his vested options until six months following his termination date and two and a half months of COBRA premiums paid by the Company. The agreement includes a general mutual release by the Company and Mr. Mohammadioun and a non-solicitation agreement by Mr. Mohammadioun for twelve months following the effective date of the agreement.  The lump sum payment of $46,875 is included in “Research and Development” in the accompanying condensed consolidated statement of operations for the three months ended October 31, 2005.

As a result of the modification of the stock awards described above in the event that an employee terminates prior to the time that the options would have vested under the original terms, the Company will incur additional compensation expense based on the intrinsic value at the time of the acceleration of vesting, reduced by the amounts previously expensed as a result of the acceleration. The terminations of the officers discussed above and the acceleration of their stock options, therefore, resulted in additional equity-based compensation of approximately $55,000.

Note 6  Long-Term Debt

The following table sets forth the Company’s long-term obligations, excluding capital lease obligations (in thousands):

	October 31, 2005	July 31, 2005
3% convertible senior notes, interest due semi-annually, principal due in March 2009	$56,963	$57,531
Interest rate swaps fair value hedge adjustment on $60 million of 3% convertible senior notes	3,037	2,469
	60,000	60,000
Less: current portion	—	—
Long-term portion	$60,000	$60,000

3% Convertible Senior Notes

During fiscal 2004, the Company completed the offering of $60,000,000 of 3% convertible senior notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The notes are senior unsecured obligations of Intellisync and rank junior to any future secured debt, on a parity with all of the Company’s other existing and future senior unsecured debt and prior to any existing or future subordinated debt. As of October 31, 2005, the Company had no other senior or subordinated debt, except for ordinary course trade payables. The Company may not redeem any of the notes prior to their maturity. Holders, however, may require the Company to repurchase the notes upon some types of change in control transactions. The notes will mature on March 1, 2009 unless earlier converted or redeemed. Neither the Company nor any of its subsidiaries are subject to any financial covenants under the indenture. In addition, neither the Company nor any of its subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing its securities.

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

Interest Rate Swap

During fiscal 2004, the Company entered into two interest rate swap agreements with a financial institution on a total notional amount of $60,000,000, whereby the Company receives fixed-rate interest of 3% in exchange for variable interest payments.  The interest rate swaps expire upon the maturity of the Company’s $60,000,000, 3% convertible senior notes in March 2009, and effectively convert fixed-rate notes into variable-rate borrowings. The interest rate is reset semi-annually and is equal to the 6-month LIBOR rate less a rate spread. The total variable interest rate was approximately 3.8% at October 31, 2005.  Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the interest rate swaps have been designated and qualify as an effective fair value hedge of interest rate risk related to the $60,000,000 convertible senior notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying value of the hedged debt, and therefore do not impact the Company’s net earnings. As of October 31, 2005, the fair value of the interest rate swaps was approximately $3,037,000 and recorded in “Other Liabilities” with an equal adjustment recorded to the carrying value of the $60,000,000 convertible senior notes.

Refer to Note 7 for the description of the collateral required on the interest rate swaps.

Note 7  Commitments and Contingencies

Leases

During fiscal 2005, the Company entered into a capital lease agreement for computer peripherals, which expires in September 2007.  In addition, during fiscal 2004, the Company entered into a capital lease agreement for a phone system, which expires in February 2008.  The agreements resulted in capitalized costs of $296,000 and $231,000 during fiscal 2005 and 2004, respectively.  Assets and future obligations related to the capital leases are included in the accompanying condensed consolidated balance sheet as of October 31, 2005 in property and equipment and in the respective liability accounts, respectively. Current and long-term portions of the capital leases amounted to $154,000 and $173,000, respectively, at October 31, 2005. Depreciation of assets held under the capital leases is included in depreciation and amortization expense.

The Company leases its facilities under operating leases that expire at various dates through December 2008. The total amount of rental payments due over the lease term is being charged to rent on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “deferred rent” which is included in current liabilities in the accompanying balance sheets. Deferred rent was approximately $203,000 and $259,000 at October 31, 2005 and July 31, 2005, respectively.  Total rent expense was approximately $924,000 and $589,000 for the three months ended October 31, 2005 and 2004, respectively.

Future minimum lease payments for all non-cancelable capital and operating lease agreements at October 31, 2005, were as follows (in thousands):

		Nine months	Fiscal year ending July 31,
	Total	ending July 31, 2006	2007	2008	2009	2010 and Thereafter
Capital lease obligation(1)	$364	$136	$182	$46	$—	$—
Operating leases:
Operating leases	4,559	2,242	1,099	849	369	—
Proceeds from subleases	(21)	(21)	—	—	—	—
Net operating leases	4,538	2,221	1,099	849	369	—
Future minimum lease payments	$4,902	$2,357	$1,281	$895	$369	$—

(1) Includes interest payments due (interest rates ranging from 2.4% to 12.7%).

Acquisitions and Potential Earnout Payments

In June 2005, the Company completed its acquisition of all of the issued and outstanding stock of PDAapps.  Under the terms of an Agreement and Plan of Merger, dated as of June 23, 2005, the outstanding shares of PDAapps common stock were converted into the right to receive (i) an aggregate of approximately $4,000,000 in aggregate initial cash consideration and (ii) an aggregate of up to $2,600,000 in cash earnout consideration (based on future revenue generated by the Company from the former PDAapps client base), subject to the deposit of $1,000,000 in escrow to be available to compensate Intellisync pursuant to the indemnification obligations of the holders of PDAapps common stock.  The earnout consideration, if achieved, is due and payable shortly following the first anniversary of the acquisition.

In March 2005, the Company completed its acquisition of all of the issued and outstanding stock of Tourmaline.  Under the terms of an Agreement and Plan of Merger, dated as of February 9, 2005, the outstanding shares of Tourmaline common stock were converted into the right to receive (i) an aggregate of approximately $4,118,000 in aggregate initial cash consideration and (ii) an aggregate of up to $2,881,918 in cash earnout consideration (based on future revenue generated by the Company from the former Tourmaline client base), subject to the deposit of a certain portion of the initial cash consideration and earnout consideration in escrow to be available to compensate Intellisync pursuant to the indemnification obligations of the holders of Tourmaline common stock.  The earnout consideration, if achieved, is due and payable shortly following the first anniversary of the acquisition.

As of October 31, 2005, the Company has not accrued any contingent earnout payment amounts discussed above.  Any earnout consideration paid will be recorded as additional goodwill associated with the respective acquisition.

Guarantees

The Company has three letters of credit that collateralize certain operating lease obligations and total approximately $281,000 and $321,000 at October 31, 2005 and July 31, 2005, respectively.  The Company collateralizes these letters of credit with cash deposits made with two of its financial institutions and has classified the short-term and the long-term portions of approximately $211,000 and $70,000 at October 31, 2005, and $196,000 and $125,000 at July 31, 2005 as “Other Current Assets” and “Restricted Cash,” respectively, in the condensed consolidated balance sheets.  The long-term portion expires through June 2006.  The holders of the letters of credit are able to draw on each respective letter of credit in the event that the Company is found to be in default of its obligations under each of its operating leases.

Under the terms of the interest rate swap agreement into which the Company entered during fiscal 2004, the Company must provide collateral to match any unfavorable mark-to-market exposure (fair value) on the swaps. The amount of collateral required totals a minimum of $1,800,000 plus an amount equal to the unfavorable mark-to-market exposure on the swaps. Generally, the required collateral will rise as interest rates rise. As of October 31, 2005, and July 31, 2005, the Company has provided approximately $4,821,000 and $4,181,000, respectively, of collateral under this swap agreement which is included in “Restricted Cash” in its condensed consolidated balance sheet.

In the event of early termination of the Company’s service agreement with eˆdeltacom, a division of ITC^DeltaCom, Inc. and a managed service provider, the Company may be required to pay eˆdeltacom a penalty fee of up to approximately $45,000.

Litigation

On October 5, 2005, Spontaneous Technology, Inc. served the Company with a complaint filed in the Third Judicial District Court, of Salt Lake County, State of Utah.  In the Complaint, Spontaneous Technology asserts a cause of action for breach of contract related to the calculation of an earnout payment in the Asset Purchase Agreement entered into between the parties on July 30, 2003.  Spontaneous Technology seeks compensatory damages in the amount of $673,750 and recovery of its attorneys’ fees and costs.  The Company is investigating this matter, and at this time does not believe this matter will have a material adverse effect on its consolidated financial position, results of operation or liquidity.

The Company is party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including proceedings and claims that relate to acquisitions it has completed or to companies it has acquired, commercial, employment and other matters. While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.  In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, the Company believes that it has valid defenses with respect to the legal matters pending against Intellisync.  It is possible, nevertheless, that the Company’s consolidated financial position, cash flows or results of operations could be affected by the resolution of one or more of these contingencies.

Note 8  Stock-Based Compensation

Effective August 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective application transition method, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period. The Company previously applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.”

Pro Forma Information Under SFAS No.123 for Periods Prior to Fiscal 2006

Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.”  The Company generally did not recognize stock-based compensation expense in its statement of operations for periods prior to the adoption of SFAS No. 123(R) as most options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Pro forma information regarding option grants made to the Company’s employees and directors and employee stock purchases related to the Employee Stock Purchase Plan is as follows (in thousands, except per-share amounts):

Three Months Ended October 31, 2004
Net loss as reported	$(3,506)
Add: Stock-based employee compensation expense (reversal) included in reported net loss	(65)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(1,207)
Pro forma net loss	$(4,778)

Basic and diluted net loss per common share as reported	$(0.05)

Basic and diluted pro forma net loss per common share	$(0.07)

The weighted-average estimated value of options granted under the stock option plans and shares granted under the stock purchase plan during the three months ended October 31, 2004 was $1.67 and $1.36 using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended October 31, 2004
	Stock Option Plans	Employee Stock Purchase Plan
Expected life (in years)	4.1	1.0
Risk-free interest rate	4.05%	1.97%
Stock price volatility	110%	125%
Expected dividend yield	—	—

The Company estimates the expected life and expected volatility of the stock options based upon historical data.  Prior to fiscal 2006, forfeitures of employee stock options were accounted for on an as-incurred basis.

Valuation and Expense Information under SFAS No. 123(R)

The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS No. 123(R) for the three months ended October 31, 2005 which was allocated as follows (in thousands, except per share amount):

Three Months Ended October 31, 2005
Stock-based compensation expense:
Cost of revenue	$175
Research and development	599
Sales and marketing	854
General and administrative	603
Total stock-based compensation expense	2,231
Tax effect on stock-based compensation expense	21
Net effect on net loss	$2,210
Effect on loss per share:
Basic and diluted	$0.03

As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest.

Stock Options: During the three months ended October 31, 2005, the Company granted 1,793,000  stock options with an estimated total grant-date fair value of approximately $5,641,000. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $510,000. During the three months ended October 31, 2005, the Company recorded stock-based compensation expense related to stock options of approximately $1,913,000 million for all unvested options granted prior and after the adoption of SFAS No. 123(R).

Employee Stock Purchase Plan (ESPP): The stock-based compensation expense in connection with the plan for the three months ended October 31, 2005 was approximately $318,000. This cost is amortized on a straight-line basis over a weighted-average period of approximately 1.0 year.

Valuation Assumptions

In connection with the adoption of SFAS No. 123(R), the Company estimated the fair value of stock options using the Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant and is amortized on an accelerated basis over the remaining vesting period consistent with the method described in FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”  The weighted-average estimated value of options granted to officers and directors, and to non-officers and directors under the stock option plans was $3.33 and $2.47, respectively, and shares granted under the stock purchase plan was $1.94 during the three months ended October 31, 2005 using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended October 31, 2005
	Stock Option Plans
	Officers and Directors	Non-officers and Directors	Employee Stock Purchase Plan
Expected life (in years)	5.1	4.4	1.0
Risk-free interest rate	4.40%	4.39%	4.31%
Stock price volatility	111%	106%	79%
Expected dividend yield	—	—	—
Forfeiture rate (per year)	4.0%	5.5%	—

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

Expected Volatility: The fair value of stock based payments made through the quarter ended October 31, 2005, were valued using the Black-Scholes valuation method with a volatility factor based on the Company’s historical stock prices over the most recent period commensurate with the estimated expected life of the stock options.

Expected Dividend: The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company has not issued any dividends.

Risk-Free Interest Rate : The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Estimated Pre-vesting Forfeitures: When estimating forfeitures, the Company considers voluntary termination behavior as well as future workforce reduction programs.

Stock Option Activity

The following is a summary of options activities:

		Outstanding Options			Exercisable Options
	Options Available For Grant	Number of Shares	Range of Price Per Share	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In thousands)			(In thousands)
Balance at July 31, 2005	1,947	12,756	$ 0.09 - $ 14.25	$2.29	5,093	$1.99
Increase in shares authorized	700	—
Granted	(1,793)	1,793	$ 2.52 - $ 4.60	$3.96
Exercised	—	(459)	$ 0.09 - $ 4.23	$1.48
Canceled	896	(896)	$ 0.36.- $ 7.51	$2.85
Expired	(40)	—

Balance at October 31, 2005	1,710	13,194	$ 0.09 - $ 14.25	$2.51	5,362	$2.08

The options outstanding and exercisable at October 31, 2005 were in the following exercise price ranges:

	Options Outstanding
		Weighted-Average			Options Exercisable
Range of Exercise Prices	Number Outstanding (In thousands)	Remaining Contractual Life (In years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable (In thousands)	Weighted-Average Exercise Price	Aggregate Intrinsic Value
$ 0.09 - $ 0.59	2,031	6.89	$0.45	$7,962	1,928	$0.45	$7,558
$ 0.61 - $ 1.85	968	4.52	1.24	3,030	872	1.18	2,782
$ 2.00	1,950	9.06	2.00	4,622	306	2.00	725
$ 2.04 - $ 2.15	529	7.73	2.11	1,196	288	2.11	651
$ 2.17	1,997	9.22	2.17	4,393	54	2.17	119
$ 2.24 - $ 2.76	1,483	8.95	2.60	2,625	268	2.60	474
$ 2.90 - $ 3.94	1,353	8.72	3.40	1,312	427	3.39	418
$ 3.96 - $ 4.60	1,846	9.17	4.36	18	419	4.22	63
$ 4.65 - $ 8.10	1,027	7.90	4.88	—	790	4.88	—
$ 14.25	10	4.94	14.25	—	10	14.25	—
	13,194	8.24	$2.51	$25,158	5,362	$2.08	$12,790

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $4.37 as of October 31, 2005, which would have been received by the option holders had all option holders exercised their in-the-money options as of that date. The total number of in-the-money options exercisable as of October 31, 2005 was 4,556,821, with a weighted average exercise price of $1.56.  As of July 31, 2005, approximately 5,093,000 outstanding options were exercisable, and the weighted average exercise price was $1.99.

The weighted average exercise price of options granted during the three months ended October 31, 2005 was $3.96 per share.  The total intrinsic value of options exercised during the three month period ended October 31, 2005 was approximately $761,000. The total cash received from employees as a result of employee stock option exercises and employee stock purchase plan during the three months ended October 31, 2005 was approximately $1,035,000. In connection with these exercises, there was zero tax benefit realized by the Company due to the Company’s current loss position.

The Company issues new shares of common stock upon exercise of stock options.

ESPP Activity

The following table shows the shares issued, and their respective exercise price, pursuant to the employee stock purchase plan during the three months ended October 31, 2005.

Purchase date	August 31, 2005
Shares Issued	181,614
Weighted average purchase price per share	$1.95

Stock-Based Benefit Plans

Inducement Option Agreements.  In addition to the equity compensation plans described in the Company’s Annual Report on Form 10-K/A, on October 3, 2005, the Company granted inducement options outside of the Company’s existing equity compensation plans to David Eichler and Blair Hankins to purchase 500,000 and 200,000 shares of the Company’s common stock, respectively. The shares subject to each of these options vest as to one-fourth of the total number of shares subject to the option on October 3, 2006 and 1/48th of the total number of shares subject to the option each month thereafter, so that the option shall be fully vested and exercisable on October 3, 2009 (assuming the optionholder remains in a continuous service relationship with the Company through that date).  These grants provide for acceleration of vesting upon change of control.  Shareholder approval was not required for either of these option grants and no such approval was obtained.

Also refer to Note 13 – Subsequent Events for information on the changes made to the Company’s 2002 Stock Option Plan.

Note 9  Restructuring and Merger Charges

Restructuring Charge

The Company implemented a number of cost-reduction plans aimed at reducing costs that were not integral to its overall strategy, better aligning its expense levels with current revenue levels and ensuring conservative spending during periods of economic uncertainty.  These initiatives included a reduction in workforce and facilities consolidation.

During the first fiscal quarter of 2006, the Company implemented reduction in workforce aimed at reducing excess capacity in its continued effort to streamline its operations, affecting 19 employees in various business functions (four in research and development, six in sales and marketing, four in general and administrative and five in information technology).  The program was completed by the end of September 2005, and the associated severance costs incurred were approximately $334,000 for the 19 employees, including Steve Goldberg as described in Note 5.  Approximately $31,000 of the severance costs remained unused as of October 31, 2005.  The remaining unpaid amount was paid in November 2005.

In addition, the Company recorded $135,000 additional exit costs for its idle facility in Santa Cruz, California.

The following table sets forth the activities in the restructuring accrual account during the first quarter of fiscal 2006 (in thousands):

	Workforce Reduction	Consolidation of Excess Facilities	Total
Balance at July 31, 2005	$—	$86	$86
Restructuring provision	334	—	334
Adjustment	—	135	135
Cash payments	(303)	(54)	(357)
Balance at October 31, 2005	$31	$167	$198

The remaining unpaid amount as of October 31, 2005 of $167,000 related to the net lease expense due to the consolidation of excess facilities, will be paid over the respective lease terms through June 2006 using cash from operations.  The total restructuring accrual of $198,000 is reflected accordingly in “Accrued Liabilities” in the condensed consolidated balance sheet as of October 31, 2005.

The Company continually evaluates the balance of the restructuring reserve it records in prior periods based on the remaining estimated amounts to be paid.  Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

Costs Relating to Potential Merger with Nokia

The Company incurred approximately $272,000 for operating expenses, mainly legal, relating to the proposed merger with Nokia, Inc. during the first quarter of fiscal 2006.  Refer to Note 13 – Subsequent Events.  The Company expects to incur additional merger related costs of approximately $1,800,000 during the second quarter of fiscal 2006.

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

Basic and diluted net loss per common share were calculated as follows (in thousands, except per common share amounts):

	Three Months Ended October 31,
	2005	2004
Numerator:
Net loss	$(8,014)	$(3,506)

Denominator:
Weighted average shares outstanding used to compute basic and diluted net loss per common share	66,981	64,418

Basic and diluted net loss per common share	$(0.12)	$(0.05)

All common shares that were held in escrow or that were subject to repurchase by the Company, totaling approximately zero and 1,360,000 as of October 31, 2005 and 2004, respectively, were excluded from basic and diluted net loss per common share calculations.

Potential common shares attributable to stock options, convertible senior notes, shares held in escrow and shares subject to repurchase by the Company of 27,756,240 and 24,492,427  were outstanding at October 31, 2005 and 2004, respectively. However, as a result of a net loss incurred by the Company in the three months ended October 31, 2005 and 2004, none of the in-the-money potential common shares were included in the weighted average outstanding shares (using the treasury stock method or the if-converted method, as applicable) used to calculate net loss per common share because the effect would have been antidilutive.

Note 11  Comprehensive Loss

Accumulated other comprehensive loss consists of net unrealized gain/loss on available for sale investments and foreign currency translation adjustments.  Total comprehensive loss for the three months ended October 31, 2005 and 2004, respectively, is presented in the following table (in thousands):

	Three Months Ended October 31,
	2005	2004
Net loss	$(8,014)	$(3,506)
Other comprehensive income (loss):
Change in net unrealized gain on investments	17	19
Change in currency translation adjustments	(18)	629
Total other comprehensive income (loss)	(1)	648
Total comprehensive loss	$(8,015)	$(2,858)

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

Revenue is attributed to regions based on the location of customers.  Revenue information by geographic region is as follows (in thousands):

	Three Months Ended October 31,
	2005	2004
United States	$11,223	$8,131
Japan	2,106	1,060
Other International	3,016	3,111
Total revenue	$16,345	$12,302

Revenue information by customer group is as follows (in thousands):

	Three Months Ended October 31,
	2005	2004
Enterprise and retail	$7,795	$7,522
OEMs	3,612	3,663
Mobile carriers	4,938	1,117
Total revenue	$16,345	$12,302

Revenue from Verizon Wireless accounted for greater than 10% of the Company’s total revenue for the three months ended October 31, 2005.  No customers accounted for more than 10% of the Company’s total revenue for the three months ended October 31, 2004.  No other customers accounted for more than 10% of total revenue during these periods.  Verizon Wireless accounted for greater than 10% and 10% of the total accounts receivable balance at October 31, 2005 and July 31, 2005, respectively.  No other customers accounted for more than 10% of total of accounts receivable during the same periods.

Goodwill information by geographic region is as follows (in thousands):

	October 31, 2005	July 31, 2005
United States	$62,050	$62,050
United Kingdom	4,764	4,744
Other International	1,680	1,680
Total revenue	$68,494	$68,474

Other long-lived asset information by geographic region is as follows (in thousands):

	October 31, 2005	July 31, 2005
United States	$3,059	$2,651
Romania	177	156
Japan	100	45
Other International	181	176
Total long-lived assets	$3,517	$3,028

Note 13   Subsequent Events

Merger Agreement with Nokia

Pursuant to the merger agreement the Company entered into with Nokia Inc., a Delaware corporation, on November 15, 2005, each issued and outstanding share of common stock of the Company, shall be automatically converted into the right to receive $5.25 in cash per share, without interest, at the effective time of the merger.  The merger is conditioned upon, among other things, the adoption of the merger agreement by the stockholders of the Company pursuant to applicable law, the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the termination or expiration of the applicable waiting periods of antitrust laws of certain foreign jurisdictions and other conditions.

Concurrently with the execution of the merger agreement with Nokia, each director and officer of the Company entered into a voting agreement with Nokia pursuant to which such director or officer agreed to vote his or her Common Stock in favor of approving and adopting the merger.  Also, simultaneously with the execution of the merger agreement, certain key employees of the Company entered into employment-related or consulting agreements with Nokia (which contain non-competition and non-solicitation provisions), which agreements will take effect as of the effective time of the merger.

Resignation of Officer

On November 21, 2005, J. Keith Kitchen resigned his position as the Company’s Principal Accounting Officer, but will remain as the Company’s Controller.  The Board of Directors appointed David Eichler as the Company’s Principal Accounting Officer effective the same day.

Changes Made to the 2002 Stock Option Plan

On December 2, 2005, the Company’s stockholders approved the following changes made to the Company’s 2002 Stock Option Plan (the “2002 Plan”):

•                  Permit the award of restricted stock units.

•                  Establish new annual limitations on the number of stock options and restricted stock units that may be granted to any participant in the 2002 Plan in any single fiscal year. No participant will be able to be granted options covering more than 1,000,000 shares during any of the Company’s fiscal years; and no participant will be granted more than 500,000 shares of restricted stock units during any fiscal year.

•                  Allow the administrator of the 2002 Plan to grant options and restricted stock units under the amended 2002 Plan to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code.

The amended version of the 2002 Plan does not differ from the old version of the 2002 Plan in any other material respect.

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

Business Overview

We develop, market and support desktop, enterprise and mobile carrier-class software that enables consumers, business executives and information technology professionals to extend the capabilities of enterprise groupware and vertical applications, data-enabled mobile devices and other personal communication platforms.  The primary software applications we have developed and marketed include push-email, data synchronization and systems management software.  Our software also enables organizations to search, find, match and synchronize identity data within their computer systems and network databases.

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

Recent Event

On November 15, 2005, we entered into an agreement and plan of merger with Nokia Inc., a Delaware corporation, whereby, at the effective time of the merger, each issued and outstanding share of common stock of Intellisync shall be automatically converted into the right to receive $5.25 in cash per share, without interest.

The merger is conditioned upon, among other things, the adoption of the merger agreement by our stockholders pursuant to applicable law, the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the termination or expiration of the applicable waiting periods of antitrust laws of certain foreign jurisdictions and other conditions.

Estimates, Assumptions and Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America.  Preparing financial statements require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses. These estimates and assumptions are affected by management’s application of accounting policies.  Our critical accounting policies include license and service revenue recognition, channel inventory and product returns, valuation of goodwill, other intangibles, investments and other long-lived assets, restructuring accruals, loss contingencies and provision for doubtful accounts which are discussed in more detail under the caption “Estimates, Assumptions and Critical Accounting Policies” in our 2005 Annual Report on Form 10-K.

One other policy that we believe is as critical as the others to aid in fully understanding and evaluating our reported financial results is as follows:

•                  Stock-based Compensation.  We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a multiple-option award approach. This fair value is then amortized on an accelerated basis over the requisite service periods of the awards, which is generally the vesting period. This option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using historical volatility of our common stock.

Results of Operations

The following table sets forth items included in the condensed consolidated statements of operations as a percentage of revenue for the periods indicated.

	Three Months Ended October 31,
	2005	2004

Revenue
License	62.8%	63.6%
Services	37.2	36.4
Total revenue	100.0%	100.0%

Cost and operating expenses:
Cost of revenue	18.8	19.0
Amortization of developed and core technology	7.7	9.4
Research and development	30.5	27.1
Sales and marketing	52.5	45.4
General and administrative	25.7	16.7
Amortization of intangibles	6.4	8.5
Restructuring and merger charges	3.7	—
Total cost and operating expenses	145.3	126.1
Operating loss	(45.3)	(26.1)
Other income (expense):
Interest income	1.9	1.9
Interest expense	(3.5)	(1.9)
Other, net	(1.5)	(1.5)
Total other income (expense)	(3.1)	(1.5)
Loss before income taxes	(48.4)	(27.6)
Provision for income taxes	(0.6)	(0.9)
Net loss	(49.0)%	(28.5)%

Revenue

	Three Months Ended October 31,
	2005	Percent Change	2004
	(In thousands, except percentage)
Total revenue	$16,345	32.9%	$12,302

We derive revenue from two primary sources: software licenses and fees for services.

•                  License Revenue.

	Three Months Ended October 31,
	2005	Percent Change	2004
	(In thousands, except percentages)
License revenue	$10,265	31.2%	$7,825
As percentage of total revenue	62.8%		63.6%

License revenue is earned from the sale and use of software products (including our technology licensing components) and royalty agreements with OEMs. The 31.2% increased in license revenue for the first quarter of fiscal 2006 was primarily the result of increased license revenue from our mobile carrier customers ($2,731,000 or 418% increase), increased license revenue from OEM customers ($490,000 or 16% increase) offset in part by continued decreased sales in wired or traditional PDA (personal digital assistant) sales through our retail channel of approximately $300,000 or 31%.  We expect that the decreasing revenue from PDAs will continue as more consumers move to smartphones and other wireless mobile devices.

•                  Service Revenue.

	Three Months Ended October 31,
	2005	Percent Change	2004
	(In thousands, except percentages)
Service revenue	$6,080	35.8%	$4,477
As percentage of total revenue	37.2%		36.4%

Service revenue is derived from fees for services, including fixed-price and time-and-materials professional services arrangements, amortization of maintenance contract programs and hosting fees.  The increase in service revenue for the first quarter of fiscal 2006 as compared with that for the corresponding quarter of fiscal 2005 was due to increased maintenance contract revenues of approximately $1,100,000, which relate to the increase in license revenue, plus a net $200,000 increase in professional service revenue primarily from carriers as well as an increase in hosting fees from carriers of approximately $300,000.

In any period, service revenue from time and materials contracts is dependent, among other things, on license transactions closed during the current and preceding quarters and customer decisions regarding implementations of licensed software.

Revenue by Customer Group

	Year Ended August 31,
	2005	Percent Change	2004
	(In thousands, except percentage)
Enterprise and retail	$7,795	3.6%	$7,522
As percentage of total revenue	47.7%		61.1%
OEMs	$3,612	(1.4)%	$3,663
As percentage of total revenue	22.1%		29.8%
Mobile carriers	$4,938	342.1%	$1,117
As percentage of total revenue	30.2%		9.1%
Total revenue	$16,345		$12,302

Our enterprise and retail products revenue includes sales to retail distribution channels, as well as direct sales of our personal and server products licensed to corporations for internal use.  The 3.6% net increase in revenue from enterprise and retail for the first quarter of fiscal 2006 as compared with that for the corresponding quarter of fiscal 2005 was largely due to a $500,000, or 17% increase in sales of our identity matching and verification products, offset in part by a decrease of approximately $300,000, or 31%, in retail revenue as a result of overall decline in sales of wired or traditional PDAs.  Enterprise sales frequently involve large up-front license fees, which can result in lengthy sales cycles and uncertainties as to the timing of sales driven by customers’ budgetary processes. As a result, we generally have less visibility into future enterprise sales than is typically the case with OEMs in our royalty-based technology licensing business. In addition, while enterprise sales generally result in ongoing maintenance revenue and may lead to follow-on purchases or upgrades, we are typically dependent on sales to new customers for a significant portion of our enterprise revenue in a given quarter.

Our revenue from OEMs remained relatively flat for the first quarter of fiscal 2006 as compared with that for the corresponding quarter of fiscal 2005.

Our mobile carrier revenue, license and service, increased by 342% in absolute dollars during the first quarter of fiscal 2006 compared with that for the corresponding quarter of 2005 reflecting increased license, hosting and professional service volume from existing as well as new customers during the first quarter of fiscal year 2006.  Revenue from Verizon Wireless accounted for greater than 10% of total revenues in the first quarter of fiscal year 2006 compared to 8% of total revenues in the comparable period of fiscal year 2005.

International Revenue

	Three Months Ended October 31,
	2005	Percent Change	2004
	(In thousands, except percentages)
International revenue	$5,122	22.8%	$4,171
As percentage of total revenue	31.3%		33.9%

International revenue represented approximately 31% of our total revenue during the first quarter of fiscal year 2006 compared to approximately 34% in the corresponding period in fiscal year 2005.  However, in terms of absolute dollars international revenues accounted for 23% of our total revenue increase for the first quarter of fiscal 2006.  Our international revenue growth was a result of a number of factors including an increase in the number of our international technology licensing partners and closing of certain contracts associated with our new products, particularly in Japan; and the effect of foreign exchange fluctuation.  The slight decrease in international revenue as a percentage of total revenue for the first quarter of fiscal 2006 was primarily due to increased revenue from mobile carrier customers in the United States. We believe that international revenue will fluctuate on a quarter to quarter basis as we periodically enter into new agreements for professional services and new international partner contracts for technology licensing. International revenue may be subject to certain risks not normally encountered in operations in the United States, including exposure to tariffs, various trade regulations, fluctuations in currency exchange rates, as well as international software piracy as described more fully in “Factors That May Affect Future Operating Results” set forth below. We believe that continued growth will require further expansion in international markets. We have utilized and will likely continue to utilize substantial resources both to expand and establish international operations in the future.

Top Customers

Revenue from Verizon Wireless accounted for greater than 10% of our total revenue for the first quarter of fiscal 2006.  No other customers accounted for more than 10% of total revenue during this period.  No customers accounted for more than 10% of our total revenue for the corresponding quarter of fiscal 2005.

Cost of Revenue

	Three Months Ended October 31,
	2005	Percent Change	2004
	(In thousands, except percentages)
Cost of revenue	$3,073	31.3%	$2,341
As percentage of total revenue	18.8%		19.0%

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

The increase in cost of service revenue in absolute dollars reflected an increase of approximately $200,000 in costs associated with the increase in our revenue from mobile hosting, $100,000 in post-sales support infrastructure for our carrier customers, $191,000 in noncash stock compensation expense (further discussed below) and $240,000 in other related expenses.  In future periods, cost of revenue may further fluctuate from quarter to quarter due to potential changes in the internal infrastructure and other requirements of our hosting operations to meet carriers demand. These changes, which may be costly, are difficult to forecast. In addition, our cost of revenue is primarily driven by our expectation for different margin characteristics within and between license and service revenue as well as the expected mix between products and channels.

Amortization of Developed and Core Technology

	Three Months Ended October 31,
	2005	Percent Change	2004
	(In thousands, except percentages)
Amortization of developed and core technology	$1,257	8.7%	$1,156
As percentage of total revenue	7.7%		9.4%

The increase in the amortization of developed and core technology was primarily due to the impact of recently purchased technology from PDAapps, Inc. and Tourmaline Networks, Inc., which were acquired during the second half of fiscal 2005.  Based on acquisitions completed as of October 31, 2005, we expect the future amortization expense of developed and core technology is as follows (in thousands):

Nine months ending July 31, 2006	$3,735
Fiscal year ending July 31,
2007	4,872
2008	2,568
2009	1,195
2010 and thereafter	925
$13,295

We expect that we may acquire additional developed and core technology associated with any acquisitions we may complete in the future.  As a result, we may further increase our amortization expense of developed and core technology.

Research and Development

	Three Months Ended October 31,
	2005	Percent Change	2004
	(In thousands, except percentages)
Research and development	$4,981	49.6%	$3,329
As percentage of total revenue	30.5%		27.1%

Research and development expenses consist primarily of salaries and other related costs for research and development personnel, quality assurance personnel, product localization, fees to outside contractors and the cost of facilities and depreciation of capital equipment. We invest in research and development both for new products and to provide continuing enhancements to existing products. Our engineering group is currently focused on developing new functionality for wireless handhelds, smartphones, laptops and tablets, on extending our core synchronization technology to increase scalability and extensibility, and on supporting next generation wireless technology and device platforms.  The increase in research and development spending was due to the added headcount due to the acquisition of approximately 25 engineers from acquisitions of Tourmaline and PDAapps during the second half of fiscal 2005.  The increase was also due to $599,000 of noncash stock compensation expense as described below.  We expect that research and development expenses will increase in absolute dollars as we continue to increase associated costs to pursue additional new product development opportunities, but such expenses will fluctuate as a percentage of revenue due to changes in sales volume.

Sales and Marketing

	Three Months Ended October 31,
	2005	Percent Change	2004
	(In thousands, except percentages)
Sales and marketing	$8,583	53.6%	$5,589
As percentage of total revenue	52.5%		45.4%

Sales and marketing expenses consist primarily of salaries, commissions, promotional expenses (marketing and sales literature and presentations), marketing programs (trade shows, public relations) and other costs relating to sales and marketing employees.  Sales and marketing expenses also include costs relating to technical support personnel associated with pre-sales activities such as building brand awareness, performing product and technical presentations and answering customers’ product and service inquiries.  Sales and marketing expenses for the first quarter of fiscal 2006 as compared with those for the corresponding quarter of fiscal 2005 increased due to $854,000 of noncash stock compensation (further discussed below) and an increase in number of sales people worldwide as we increased our selling efforts in the mobile carrier sales channel.  The added personnel costs resulted in an increase of approximately $368,000 in the first quarter of fiscal 2006.

The increase in sales and marketing expenses for the first quarter of fiscal 2006 was also due to an increase in marketing programs and other related activities of approximately $1,772,000 to support increased revenue activities driven by establishing strategic relationships with our existing and prospective enterprise customers.  We intend to increase awareness and market presence of our existing and new products, services or technology over time, which may require us to substantially increase the amount we spend on sales and marketing in future periods. We expect that our sales and marketing expenses will continue to increase in terms of absolute dollars as we increase and expand our sales and marketing efforts worldwide.

General and Administrative

	Three Months Ended October 31,
	2005	Percent Change	2004
	(In thousands, except percentages)
General and administrative	$4,201	105.0%	$2,049
As percentage of total revenue	25.7%		16.7%

General and administrative expenses consist primarily of salaries and other costs relating to administrative, executive and financial personnel and outside professional fees.  The increase in general and administrative spending for the first quarter of fiscal 2006 as compared with those for the corresponding quarter of fiscal 2005 was due to an increase in audit and consulting fees of approximately $924,000 which were related to complying with the new reporting requirements under the Sarbanes-Oxley Act of 2002.  The increase was also due to the noncash stock compensation charge of approximately $603,000 (further described below), the additional rent expense we incurred for an idle facility of $135,000 (discussed below) and all other immaterial charges.

For the first quarter of fiscal 2006, we recorded an adjustment related to the under accrual of restructuring costs for an idle facility.  The out-of-period adjustment recorded was for $135,000 additional rent expense in the first quarter relating to prior periods.  We believe that such amount is not material to previously reported financial statements. There was no impact on net loss per share from these adjustments.

Stock Based Compensation Expense

On August 1, 2005, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to the stock purchase plan based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS No. 123(R) for the three months ended October 31, 2005 which was allocated as follows (in thousands, except per share amount):

Three Months Ended October 31, 2005
Stock-based compensation expense:
Cost of revenue	$175
Research and development	599
Sales and marketing	854
General and administrative	603
Total stock-based compensation expense	2,231
Tax effect on stock-based compensation expense	21
Net effect on net loss	$2,210
Effect on loss per share:
Basic and diluted	$0.03

Amortization of Other Intangibles

	Three Months Ended October 31,
	2005	Percent Change	2004
	(In thousands, except percentages)
Amortization of other intangibles	$1,048	0.2%	$1,046
As percentage of total revenue	6.4%		8.5%

Based on acquisitions completed as of October 31, 2005, we expect the future amortization expense of other intangible assets is as follows (in thousands):

Nine months ending July 31, 2006	$2,576
Fiscal year ending July 31,
2007	3,106
2008	1,835
2009	994
2010 and thereafter	1,841
$10,352

We expect that we may acquire additional intangibles associated with any acquisitions we may complete in the future.  As a result, we may further increase our amortization expense of other intangibles.

Restructuring and Merger Charges.

	Three Months Ended October 31,
	2005	Percent Change	2004
	(In thousands, except percentages)
Restructuring and merger charges	$606	N/A	$—
As percentage of total revenue	3.7%		—%

Restructuring Accrual.  We implemented a number of cost-reduction plans over the past few years aimed at reducing costs that were not integral to our overall strategy, better aligning our expense levels with current revenue levels and ensuring conservative spending during periods of economic uncertainty.  These initiatives included a reduction in workforce and facilities consolidation.

During the first fiscal quarter of 2006, we implemented a reduction in workforce aimed at continued efforts to streamline operations, affecting 19 employees in various business functions (four in research and development, six in sales and marketing, four in general and administrative and five in information technology).  The program was completed by the end of September 2005, and the associated severance costs incurred were approximately $334,000, approximately $31,000 of which remained unused as of October 31, 2005.  The remaining unpaid amount was paid in November 2005.

In addition, we recorded $135,000 additional exit costs for an idle facility in Santa Cruz, California.

The following table sets forth the activities in the restructuring accrual account during the first quarter of fiscal 2006 (in thousands):

	Workforce Reduction	Consolidation of Excess Facilities	Total
Balance at July 31, 2005	$—	$86	$86
Restructuring provision	334	—	334
Adjustment	—	135	135
Cash payments	(303)	(54)	(357)
Balance at October 31, 2005	$31	$167	$198

The remaining unpaid amount as of October 31, 2005 of $167,000 related to the net lease expense due to the consolidation of excess facilities will be paid over the respective lease terms through June 2006 using cash from operations.  The total restructuring accrual of $198,000 is reflected accordingly in “Accrued Liabilities” in the condensed consolidated balance sheet as of October 31, 2005.

We continually evaluate the balance of the restructuring reserve it records in prior periods based on the remaining estimated amounts to be paid.  Differences, if any, between the estimated amounts accrued and the actual amounts paid will be reflected in operating expenses in future periods.

Costs Relating to Proposed Merger with Nokia.. We incurred approximately $272,000 for mainly legal expenses relating to the proposed merger with Nokia, Inc. during the first quarter of fiscal 2006.  We expect that we will incur additional costs of $1,800,000 during the second quarter of fiscal 2006 in connection with the proposed merger.

Interest Income

	Three Months Ended October 31,
	2005	Percent Change	2004
	(In thousands, except percentages)
Interest income	$310	31.4%	$236
As percentage of total revenue	1.9%		1.9%

Interest income represents interest earned on cash and short-term investments and realized gains on miscellaneous investments.  The increase in net interest income was due to higher yield, averaging 3.3 % for the first quarter of fiscal 2006, on our cash balances and investments,.as compared with 2.2% for the corresponding period of fiscal 2005.

Interest Expense

	Three Months Ended October 31,
	2005	Percent Change	2004
	(In thousands, except percentages)
Interest expense	$(563)	134.6%	$(240)
As percentage of total revenue	(3.5)%		1.9%

Interest expense for the first quarter of fiscal 2006 reflects primarily a higher variable interest rate, averaging 3.8% for the first quarter of fiscal 2006, associated with convertible senior notes, as compared with 1.8% for the corresponding period of fiscal 2005.

During fiscal 2004, we entered into an interest rate swap agreement with a financial institution for two interest rate swaps on a total notional amount of $60,000,000, whereby we receive fixed-rate interest of 3% in exchange for variable interest payments.  The interest rate swaps expire upon the maturity of our $60,000,000, 3% convertible senior notes in March 2009, and effectively convert fixed-rate notes into variable-rate borrowings. The interest rate is reset semi-annually and is equal to the 6-month LIBOR rate less a rate spread. The total variable interest rate was approximately 3.8% at October 31, 2005.

Other, Net

	Three Months Ended October 31,
	2005	Percent Change	2004
	(In thousands, except percentages)
Other, net	$(250)	39.7%	$(179)
As percentage of total revenue	(1.5)%		1.5%

Other, net, represents amortization of debt issuance costs, miscellaneous bank fees and charges and realized gains or losses on foreign exchange and investments.  Other, net, for the first quarter of fiscal 2006 reflects $164,000 of amortization of debt issuance costs associated with the convertible senior notes we issued in March 2004, $31,000 of bank charges and investment management fees, and $55,000 of net realized losses on foreign exchange and other expenses.  Other, net, for the first quarter of fiscal 2004 reflects $159,000 of amortization of debt issuance costs amortization expense associated with the convertible senior notes we issued in March 2004 and $20,000 of bank charges and investment management fees, net realized gains on foreign exchange and other expenses.

Provision for Income Taxes

	Three Months Ended October 31,
	2005	Percent Change	2004
	(In thousands, except percentages)
Provision for income taxes	$(107)	7.0%	$(115)
As percentage of total revenue	(0.6)%		(0.9)%

The provision for income taxes primarily represents foreign withholding taxes on royalties earned from certain foreign customers and state franchise and income taxes and estimated taxes for foreign subsidiaries.  We expect our effective income tax rate to remain at a relatively low rate in fiscal 2006.

Recently Issued Accounting Pronouncements

Share-Based Payment

In September 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R),” to defer the requirement of SFAS No. 123(R) that a freestanding financial instrument originally subject to SFAS No. 123(R) becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The rights under stock-based payment awards we issued to our employees are all dependent on the recipient being an employee of Intellisync. Therefore, this FSP currently does not have an impact on our consolidated financial statements and its measurement of stock-based compensation in accordance with SFAS No. 123(R).

In October 2005, the FASB issued FSP No. FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R),” to provide guidance on determining the grant date for an award as defined in SFAS No. 123(R). This FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We have applied the principles set forth in this FSP upon our adoption of SFAS No. 123(R).

Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143

In March 2005, the FASB issued Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, ‘Accounting for Asset Retirement Obligations.’ ”  FIN No. 47 clarifies when an entity would be required to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability’s fair value can be reasonably estimated. Uncertainty surrounding the timing and method of settlement that may be conditional on events occurring in the future would be factored into the measurement of the liability rather than the recognition of the liability.  FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005.  We do not expect the adoption of this statement will have a material impact on our financial statements.

Accounting Changes and Error Corrections

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board (APB) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. SFAS No. 154 now requires retrospective application of changes in an accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement on August 1, 2006 will have a material impact on our financial statements.

Other-Than-Temporary Impairment

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP will supersede EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP (retitled FSP FAS No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) will replace the guidance set forth in paragraphs 10-18 of EITF No. 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SEC Staff Accounting Bulletin (SAB) No. 59, “Accounting for Noncurrent Marketable Equity Securities,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”  FSP FAS No. 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS No. 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005.  We do not believe the adoption of FSP FAS No. 115-1 will have a significant impact on our consolidated results of operations or financial position.

Amortization Period for Leasehold Improvements

In June 2005, the EITF reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements.”  The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of this guidance did not and is not expected to have an impact on our financial position, results of operations or cash flows in the future.

Rental Costs Incurred during a Construction Period

On October 6, 2005, the FASB issued FSP No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP No. 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense.  FSP No. 13-1 is effective for the first reporting period after December 15, 2005.  We have historically expensed rental costs incurred during a construction period; therefore, the adoption of this guidance did not and is not expected to have an impact on our net earnings, cash flows or financial position in the future.

Liquidity and Capital Resources

Working Capital

The following summarizes our cash and cash equivalents, short-term investments and working capital:

	October 31, 2005	Percent Change	July 31, 2005
	(In thousands, except percentages and ratios)
Cash and cash equivalents	$19,246	(1.5)%	$19,533
Short-term investments	$16,448	(14.9)%	$19,319
Working capital	$35,021	(8.0)%	$38,068
Current ratio	3.0	—	3.2

We invest excess cash in fixed income securities that are highly liquid, of high-quality investment grade. We intend to make such funds readily available for operating purposes, if needed. In addition to the above cash, cash equivalents and short-term investments at October 31, 2005, we have a total of $5,102,000 restricted cash that is pledged as collateral for certain stand-by letters of credit issued by certain financial institutions and collateral to match any unfavorable mark-to-market exposure on our interest swap agreement. Refer to the discussion under the caption “Restricted Cash” set forth below for more information.

The significant factors underlying the decrease in cash, cash equivalents and investments during the first quarter of fiscal 2006 were net cash flow used in operations of $2,589,000, capital acquisitions of $880,000 and an increase in restricted cash of $685,000, offset by the proceeds from stock issuance of $1,035,000.  This decrease in cash, cash equivalents and short-term investments resulted in a decrease in working capital.

Cash Flows

Operating Activities. Significant items included in cash flows from operating activities are as follows (in thousands):

	Three Months Ended October 31,
	2005	Change	2004
Net cash used in operating activities	$(2,589)	$(1,491)	$(1,098)

The majority of cash applied to working capital for the current fiscal year resulted from a decrease in other current assets of $658,000 and an increase in deferred revenue of $598,000.  Offsetting the net decrease in working capital was an increase in accounts receivable of $278,000 and a decrease in accounts payable and accrued liabilities of $473,000.  The majority of cash applied to cash working capital for the previous fiscal year resulted from a decrease in accrued liabilities of $1,179,000 due to timing of payments particularly of the interest associated with our senior notes.

We have not experienced any significant trends in accounts receivable other than changes relative to the increase in our revenue.  Fluctuations in accounts receivable from period to period relative to changes in revenue are a result of timing of customer invoicing and receipt of payments from customers.  Days sales outstanding (average collection period) remained relatively unchanged at 78 days for the first fiscal quarter of 2006 compared with 79 days for the same period in 2004.

Investing Activities. Significant items included in cash flows from investing activities are as follows (in thousands):

	Three Months Ended October 31,
	2005	Change	2004
Net sale/maturities (purchase) of short-term investments	$2,888	$2,416	$472
Capital expenditures	(880)	(125)	(755)
Decrease (Increase) in restricted cash	(685)	(1,101)	416
Net cash provided by investing activities	$1,323	$1,190	$133

The net cash flows provided in investing activities during the first fiscal quarter of fiscal 2006 were due primarily to cash movement between investments and cash and cash equivalents, partially offset by capital expenditures and the increase in restricted cash associated as required under the interest rate swap agreement.  The net cash flows provided in investing activities during the first quarter of fiscal 2005 were due primarily to cash movement between investments and cash and cash equivalents and the decrease in restricted cash associated with the collateral under the interest rate swap agreement, partially offset by capital expenditures.

Financing Activities. Significant items included in cash flows from financing activities are as follows (in thousands):

	Three Months Ended October 31,
	2005	Change	2004
Proceeds from stock option exercises	$1,035	$574	$461
Debt issuance costs and repayment of capital lease	(32)	81	(113)
Net cash provided by financing activities	$1,003	$655	$348

During the first quarter of fiscal 2006 and 2005, cash flows generated from financing activities were primarily from stock option exercises and employee stock purchases under the employee stock purchase plan.  Our future cash flows from stock options are difficult to project as such amounts are a function of our stock price, the number of options outstanding, and the decisions by employees to exercise stock options. In general, we expect proceeds from stock option exercises to increase during periods in which our stock price has increased relative to historical levels.

Commitments

Capital Leases.  During fiscal 2005, we entered into a capital lease agreement for computer peripherals, which expires in September 2007.  In addition, during fiscal 2004, we entered into a capital lease agreement for a phone system, which expires in February 2008.  The agreements resulted in capitalized costs of $296,000 and $231,000 during fiscal 2005 and 2004, respectively.  Current and long-term portions of the capital leases amounted to $154,000 and $173,000, respectively, at October 31, 2005.

Operating Leases. We lease our facilities under operating leases that expire at various dates through December 2008. The leases provide for escalating lease payments.

3% Convertible Senior Notes.  During the third quarter of fiscal 2004, we completed the offering of $60,000,000 of 3% convertible senior notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act.  The notes are convertible into shares of our common stock at any time prior to the close of business on the final maturity date of the notes, subject to prior redemption of the notes. The initial conversion rate is 250.0000 shares per each $1,000 principal amount of notes which represents an initial conversion price of $4.00 per share. The conversion rate is subject to adjustment for certain events, including the payment of dividends, and other events specified in the indenture including a change of control.  The notes bear interest at a rate of 3% per annum. Interest on the notes is paid on March 1 and on September 1 of each year.

Interest Rate Swap.  During fiscal 2004, we entered into an interest rate swap agreement with a financial institution for two interest rate swaps on a total notional amount of $60,000,000, whereby we receive a fixed-rate interest of 3% in exchange for variable interest payments.  The interest rate swaps expire upon the maturity of our $60,000,000, 3% convertible senior notes in March 2009, and effectively convert fixed-rate notes into variable-rate borrowings. The interest rate is reset semi-annually and is equal to the 6-month LIBOR rate less a rate spread. The total variable interest rate was approximately 3.8% at October 31, 2005.  Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the interest rate swaps have been designated and qualify as an effective fair value hedge of interest rate risk related to the $60,000,000 convertible senior notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying value of the hedged debt, and therefore do not impact our net earnings. As of October 31, 2005, the fair value of the interest rate swaps was approximately $3,037,000 and is recorded in “Other Liabilities” with an equal adjustment recorded to the carrying value of the $60,000,000 convertible senior notes.

The following table summarizes our material obligations and commitments to make future payments, for which we anticipate using cash from operations, under certain contracts, including long-term debt obligations and operating leases as of October 31, 2005 (in thousands):

		Nine months	Fiscal year ending July 31,
	Total	ending July 31, 2006	2007	2008	2009	2010 and Thereafter
Long-term debt(1):
Principal	$60,000	$—	$—	$—	$60,000	$—
Interest	9,487	1,153	2,756	2,770	2,808	—
Capital lease obligation(2)	364	136	182	46	—	—
Operating leases:
Operating leases	4,559	2,242	1,099	849	369	—
Proceeds from subleases	(21)	(21)	—	—	—	—
Net operating leases	4,538	2,221	1,099	849	369	—
Future minimum lease payments	$74,389	$3,510	$4,037	$3,665	$63,177	$—

(1) Represents our 3% convertible senior notes and the associated interest rate swaps.  Interest on the senior notes and interest rate swap is payable in cash on March 1 and September 1 of each year.  The senior notes mature on March 1, 2009.

(2) Includes interest payments due.

Contingent Earnout Consideration.  In June 2005, we completed our acquisition of all of the issued and outstanding stock of PDAapps.  Under the terms of an Agreement and Plan of Merger, dated as of June 23, 2005, the outstanding shares of PDAapps common stock were converted into the right to receive (i) an aggregate of approximately $4,000,000 in aggregate initial cash consideration and (ii) an aggregate of up to $2,600,000 in cash earnout consideration (based on future revenue we generated from the former PDAapps client base), subject to the deposit of $1,000,000 in escrow to be available to compensate Intellisync pursuant to the indemnification obligations of the holders of PDAapps common stock.  The earnout consideration, if achieved, is due and payable shortly following the first anniversary of the acquisition.

In March 2005, we completed our acquisition of all of the issued and outstanding stock of Tourmaline.  Under the terms of an Agreement and Plan of Merger, dated as of February 9, 2005, the outstanding shares of Tourmaline common stock were converted into the right to receive (i) an aggregate of approximately $4,118,000 in aggregate initial cash consideration and (ii) an aggregate of up to $2,881,918 in cash earnout consideration (based on future revenue we generated from the former Tourmaline client base), subject to the deposit of a certain portion of the initial cash consideration and earnout consideration in escrow to be available to compensate Intellisync pursuant to the indemnification obligations of the holders of Tourmaline common stock.  The earnout consideration, if achieved, is due and payable shortly following the first anniversary of the acquisition.

As of October 31, 2005, we have not accrued any contingent earnout payment amounts discussed above.  Any earnout consideration paid will be recorded as additional goodwill associated with the respective acquisition.

Other.  In the event of early termination of our service agreement with eˆdeltacom, a division of ITC^DeltaCom, Inc. and a managed service provider, we may be required to pay eˆdeltacom a penalty fee of up to approximately $45,000.

Capital Expenditures

We expect total capital expenditures of approximately $3,000,000 for the remaining nine months of fiscal 2006, primarily to support hosting operations and various other system upgrades.

Officers’ Resignations

On August 29, 2005, we entered into a severance agreement and mutual release with our Chief Strategy Officer, Steve Goldberg, in connection with Mr. Goldberg’s resignation from employment effective August 31, 2005. Pursuant to the terms of the agreement, Mr. Goldberg will receive, among other items, a lump sum payment of $110,000, twelve months of accelerated vesting of his options to purchase shares of our common stock, the right to exercise his vested options until six months following his termination date and six months of COBRA premiums paid by Intellisync. The agreement includes a general mutual release by Intellisync and Mr. Goldberg and a non-solicitation agreement by Mr. Goldberg for twelve months following the effective date of the agreement.

On October 15, 2005, we entered into a severance agreement and mutual release with our Chief Technology Officer, Said Mohammadioun, in connection with Mr. Mohammadioun’s resignation from employment by Intellisync effective October 15, 2005. Pursuant to the terms of the agreement, Mr. Mohammadioun will receive, among other items, a lump sum payment of $46,875, two and a half months of accelerated vesting of his options to purchase shares of our common stock, the right to exercise his vested options until six months following his termination date and two and a half months of COBRA premiums paid by Intellisync. The agreement includes a general mutual release by Intellisync and Mr. Mohammadioun and a non-solicitation agreement by Mr. Mohammadioun for twelve months following the effective date of the agreement.

Restricted Cash

We have three letters of credit that collateralize certain operating lease obligations and total approximately $281,000 and $321,000 at October 31, 2005 and July 31, 2005, respectively.  We collateralize these letters of credit with cash deposits made with two financial institutions and have classified the short-term and the long-term portions of approximately $211,000 and $70,000 at October 31, 2005, and $196,000 and $125,000 at July 31, 2005 as “Other Current Assets” and  “Restricted Cash,” respectively, in the condensed consolidated balance sheets.  The long-term portion expires June 2006.  The holders of the letters of credit are able to draw on each respective letter of credit in the event that we are found to be in default of its obligations under each of its operating leases.

Under the terms of the interest rate swap agreement into which we entered during fiscal 2004, we must provide collateral to match any unfavorable mark-to-market exposure (fair value) on the swaps. The amount of collateral required totals a minimum of $1,800,000 plus an amount equal to the unfavorable mark-to-market exposure on the swaps. Generally, the required collateral will rise as interest rates rise. As of October 31, 2005, and July 31, 2005, we have provided approximately $4,821,000 and $4,181,000, respectively, of cash collateral under this swap agreement which is included in “Restricted Cash” in the condensed consolidated balance sheet.

Litigation

On October 5, 2005, Spontaneous Technology, Inc. served us with a complaint filed in the Third Judicial District Court, of Salt Lake County, State of Utah.  In the Complaint, Spontaneous Technology asserts a cause of action for breach of contract related to the calculation of an earnout payment in the Asset Purchase Agreement entered into between the parties on July 30, 2003.  Spontaneous Technology seeks compensatory damages in the amount of $673,750 and recovery of its attorneys’ fees and costs.  We are investigating this matter, and at this time, do not believe this matter will have a material adverse effect on our consolidated financial position, results of operation or liquidity.

We are also involved in various litigation and claims arising in the normal course of business.  In management’s opinion, these matters are not expected to have a material impact on our consolidated results of operations or financial condition or cash flows.

We believe that our current cash, cash equivalents and short-term investment balances, including cash generated from operations, if any, will be sufficient to meet our working capital and other cash requirements for at least the next 12 months. Beyond the next 12 months, we expect our future cash flow from operations and the remaining proceeds from the convertible senior notes we issued in fiscal 2004 to remain sufficient to fund any ongoing investments in capital equipment and interest payments on our senior notes. We expect to have available to us enough cash from operations to also pay the principal of our notes. There are no arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital.

We believe that the most strategic use of our cash resources include strategic investments and acquisitions to gain access to new technologies, as well as increased spending in research and development and working capital needs.  To the extent that our current cash, cash equivalents and short-term investment balances and cash flow from operations are insufficient to fund any new acquisition, business opportunity or venture, as well as to fund future operating requirements, we may seek to raise cash through further issuance of debt or equity securities. We cannot be certain that such financing would be available to us at all, or on terms favorable to us.

Factors That May Affect Future Operating Results

There are many factors that affect our business and the results of our operations, some of which are beyond our control.  The following is a description of some of the important factors that may cause the actual results of our operations in future periods to differ materially from those currently expected or desired.

Failure to complete our proposed acquisition by Nokia could adversely affect our stock price and future business and operations.

On November 16, 2005, we announced that we had entered into a definitive agreement to be acquired by Nokia Inc. in an all-cash transaction. The proposed acquisition by Nokia is subject to the satisfaction of closing conditions, including the approval by our stockholders and other conditions described in the agreement and plan of merger. We cannot assure you that these conditions will be satisfied or that the acquisition will be successfully completed. In the event that the acquisition is not completed:

•      we would not realize the potential benefits of the acquisition, including the potentially enhanced financial and competitive position of combining our company with Nokia;

•      management’s attention from our day-to-day business may be diverted, we may lose key employees and our relationships with customers and partners may be disrupted as a result of uncertainties with regard to our business and prospects;

•      the market price of shares of our common stock may decline to the extent that the current market price of those shares reflects a market assumption that the acquisition will be completed; and

•      we must pay significant costs related to the acquisition, such as legal, accounting and advisory fees.

Any such events could adversely affect our stock price and harm our business and operating results.

Our business could suffer due to the announcement and consummation of the proposed acquisition by Nokia.

The announcement and consummation of the acquisition may have a negative impact on our ability to sell our products and services, attract and retain key management, technical, sales or other personnel, maintain and attract new customers and maintain strategic relationships with third parties. For example, we may experience the deferral, cancellation or a decline in the size or rate of orders for our products or services or a deterioration in our customer relationships. Any such events could harm our operating results and financial condition.

We have historically incurred losses and we expect these losses to continue in the future. We may not be able to sustain consistent future revenue growth on a quarterly or annual basis, or achieve or maintain profitability.

We have not been profitable since fiscal 1998. Although we reported record revenue for fiscal 2005, we cannot be certain that our revenue will continue to grow, that we will produce sufficient revenue to achieve profitability or that our revenue will not decline in the future. We have experienced losses of $8,014,000 for the three months ended October 31, 2005 and $3,506,000 million for the corresponding period in fiscal 2005. At October 31, 2005, we had an accumulated deficit of $152,544,000. To become profitable and sustain profitability, we will need to generate additional revenues to offset our expenses. We may not achieve or sustain revenue growth and our losses may continue or increase in the future. The synchronization market is evolving, and as a result we cannot accurately predict either the future growth rate, if any, or the ultimate size of the market for our products and services. Because our operating expenses are relatively fixed in the short term, any shortfalls in revenues would materially affect our results of operations.

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

Beginning with fiscal year 2006, we are required to recognize expense for stock-based compensation related to employee stock options and stock purchases and there is no assurance that the expense that we are required to recognize measures accurately the value of our share-based payment awards and the recognition of this expense could cause the trading price of our common stock to decline.

On August 1, 2005, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R) “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” which requires the measurement and recognition of compensation expense for all stock-based compensation based on estimated fair values. As a result, our operating results for the fiscal quarter ending October 31, 2005 contain, and our operating results for future periods will contain, a charge for stock-based compensation related to employee stock options and employee stock purchases.  The application of SFAS No. 123(R) requires the use of an option-pricing model to determine the fair value of share-based payment awards. This determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

As a result of our adoption of SFAS No. 123(R), our earnings for the fiscal quarter ending October 31, 2005 were lower than they would have been had we not been required to adopt SFAS No. 123(R).  This will continue to be the case for future periods. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

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

Third parties may assert infringement or other intellectual property claims against us. From time to time, we receive notices from third parties alleging that our products or services infringe proprietary rights held by them. Our customers also may receive notices of patent or other infringement from third parties and ask for indemnification in the future. We cannot predict whether third parties will assert claims of infringement against us, or whether any past, present or future claims will prevent us from offering products or operating our business as planned.

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

As of October 31, 2005, we had approximately 67,281,000 shares of common stock outstanding. Assuming that the maximum number of shares and options are issued and registered by us in connection with all of our recent acquisitions and assuming that all shares subject to vested options to purchase common stock under our stock plans are issued, additional shares of our common stock could become issued or issuable and freely tradeable in the public market through approximately October 31, 2006, as follows:

•       approximately 720,000 shares of our common stock that may be issued in February 2006 and August 2006 under our employee stock purchase plan; and

•       approximately 7,460,000 shares issuable upon exercise of outstanding options that will be vested by October 31, 2006.

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

International revenue, primarily from customers based in Europe and Asia Pacific, accounted for 31% of our revenue for the three months ended October 31, 2005 and 34% for the corresponding period in fiscal 2005.  In the future, we may further expand our international presence. As we continue to expand internationally, we are increasingly subject to risks of doing business internationally, including:

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

As part of our strategy, we intend to continue to make investments in complementary companies, products or technologies.  We recently acquired PDAapps, Inc. (June 2005), Tourmaline Networks, Inc. (in March 2005), SoftVision SRL’s workforce (through a transfer in June 2004), Identity Systems (in March 2004), Synchrologic, Inc. (in December 2003) and Spontaneous Technology, Inc. (in September 2003). We may not realize future benefits from any of these acquisitions, or from any acquisition we may make in the future. If we fail to integrate successfully our past [and future acquisitions], or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. If our customers are uncertain about our ability to operate on a combined basis, they could delay or cancel orders for our products. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.

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

As of October 31, 2005, our goodwill, developed and core technology and other intangibles amounted to $92,141,000, net of accumulated amortization. We ceased to amortize our existing goodwill upon our adoption of SFAS No. 142 in the beginning of fiscal 2003. We will amortize approximately $6,311,000 for the nine months ended July 31, 2006, and $7,978,000, $4,403,000, $2,189,000 and $2,766,000 for fiscal 2007, 2008, 2009 and thereafter, respectively, of developed and core technology and other intangibles. We expect, however, that amortization expense may increase significantly as a result of any future acquisitions. To the extent we do not generate sufficient cash flows to recover the net amount of any investment in goodwill and other intangibles recorded, the investment could be considered impaired and subject to write-off. We expect to record further goodwill and other intangible assets as a result of any future acquisitions we may complete. Future amortization of such other intangible assets or impairments, if any, of goodwill would adversely affect our results of operations in any given period.

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

Interest Rate Risk

In addition to our cash holdings of $12,336,000, at October 31, 2005, we had an investment portfolio of mostly fixed income securities, including those classified as cash equivalents and securities available-for-sale, of $23,358,000. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels as of October 31, 2005, the decline of the fair value of the portfolio would be immaterial. We attempt to mitigate risk by holding our fixed income investments until maturity to avoid recognizing an adverse impact in income or cash flows in the event of an increase in market interest rates, but an increase in our liquidity needs may require us to sell fixed-rate securities prior to maturity.

The table below presents the carrying value (which approximates fair value) and related weighted average coupon interest rates for our investment portfolio at October 31, 2005 (in thousands, except interest rates).

	Carrying Amount	Average Coupon Interest Rate
Cash equivalents	$6,910	3.6%
Securities due within one year or less	8,508	2.8%
Auction rate receipts due after 25 years through 40 years	4,700	3.9%
Annuities, auction rate preferred stock and other, with no maturity	3,240	3.2%
Total portfolio	$23,358	3.3%

Debt and Interest Expense. We incurred $60,000,000 of principal indebtedness from the issuance of convertible senior notes in March 2004. The fair market value of these 3% convertible senior notes is sensitive to changes in interest rates and to the prices of our common stock into which it can be converted as well as our financial stability. In order to manage interest costs and risk, we entered into an interest rate swap agreement during fiscal 2004 with a financial institution for two interest rate swaps with a total notional amount of $50,000,000 and $10,000,000, respectively, whereby we receive fixed-rate interest of 3% in exchange for variable interest payments. The interest rate swaps expire upon the maturity of our $60,000,000, 3% convertible senior notes in March 2009, and effectively converts those fixed-rate notes into variable-rate borrowings.  The interest rate is reset semi-annually and is equal to the 6-month LIBOR rate less a rate spread.  The total variable interest rate was approximately 3.8% at October 31, 2005.  Under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, this arrangement has been designated and qualifies as an effective fair value hedge of interest rate risk related to the $60,000,000 convertible senior notes. As the terms of the swaps match those of the underlying hedged debt, the changes in the fair value of these swaps are offset by corresponding changes in the carrying value of the hedged debt, and therefore does not impact our net earnings. As of October 31, 2005, the fair value of the interest rate swaps was approximately $3,037,000 with an equal adjustment recorded to the carrying value of the $60,000,000 convertible senior notes. Assuming a one percentage point increase in the prevailing LIBOR rate, holding other terms of the swap constant, the fair value of the interest rate swap and the underlying senior notes would change by approximately $1,720,000.

Foreign Currency Risk

Since our acquisitions of Synchrologic, Inc. and Identity Systems in fiscal 2004, more of our product and service revenue has been derived from international markets and denominated in the currency of the applicable market. As we increasingly pursue business opportunities in foreign countries, our foreign revenue and operating results may become subject to significant currency fluctuation risk based upon changes in exchange rates of certain currencies in relation to the United States dollar.

We are also exposed to foreign currency exchange rate fluctuations as the financial statements of foreign subsidiaries are translated into United States dollar in consolidation.  As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.  Assets and liabilities of most of our subsidiaries are translated into United States dollars at exchange rates in effect as of the applicable balance sheet date and any resulting translation adjustments are included as an adjustment to stockholders’ equity. Revenue and expenses generated from these subsidiaries are translated at average monthly exchange rates during the quarter the transactions occur. Gains and losses from these currency transactions are included in net earnings. Recently, we have increasingly generated a portion of our revenue and incurred a portion of our expenses in euros, British pounds, the Japanese yen and Australian dollars.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during our first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INTELLISYNC CORPORATION

PART II - OTHER INFORMATION

Item 1.  Legal proceedings

On October 5, 2005, Spontaneous Technology, Inc. served us with a complaint filed in the Third Judicial District Court, of Salt Lake County, State of Utah.  In the Complaint, Spontaneous Technology asserts a cause of action for breach of contract related to the calculation of an earnout payment in the Asset Purchase Agreement entered into between the parties on July 30, 2003.   Spontaneous Technology seeks compensatory damages in the amount of $673,750 and recovery of its attorneys’ fees and costs.  We are investigating this matter, and at this time, do not believe this matter will have a material adverse effect on our consolidated financial position, results of operation or liquidity.

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

Refer to the discussion set forth in Item 1 under the caption “Risk Factors – We may be unable to adequately protect our proprietary rights;” “Risk Factors –  We may be subject to intellectual property infringement claims, which are costly to defend and could limit our ability to use certain technologies in the future”  and “Risk Factors –  We have been, are and may in the future be involved in litigation that could result in significant costs to us.”

Item 2.  Changes in securities and use of proceeds – Not Applicable.

Item 3.  Defaults upon senior securities – Not Applicable.

Item 4.  Submission of matters to a vote of security holders

We held our annual meeting of stockholders on December 2, 2005.  At that meeting, the following individuals were elected to serve as directors until the next annual meeting of stockholders or until their earliest resignation or removal:

Nominee	For	Withheld
Woodson Hobbs	58,303,589	1,347,356
Michael M. Clair	57,006,474	2,644,471
Kirsten Berg-Painter	57,588,372	2,062,573
Richard Arnold	58,405,425	1,245,520
Terrence Valeski	58,370,850	1,280,095
Keith Cornell	58,105,705	1,545,240

Also at that meeting, the following matters were voted upon with the number of votes cast for, against or withheld as set forth in the columns opposite the respective matters.

Matter	For	Against	Abstain
To consider and vote upon an amendment to Intellisync’s 2002 Stock Option Plan to add Restricted Stock units	19,525,407	3,860,383	112,959

To ratify the appointment of PricewaterhouseCoopers LLP as Intellisync’s independent registered public accounting firm for the fiscal year ending July 31, 2006	58,184,854	1,407,302	58,789

Item 5.  Other information – Not Applicable.

Item 6.  Exhibits

a)              Exhibits

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

99.1     Indemnity Agreement, dated as of November 14, 2005, is made by and between Intellisync Corporation and David Eichler

99.2     Indemnity Agreement, dated as of November 14, 2005, is made by and between Intellisync Corporation and Rip Gerber

99.3     Indemnity Agreement, dated as of November 14, 2005, is made by and between Intellisync Corporation and Blair Hankins

99.4     Indemnity Agreement, dated as of November 14, 2005, is made by and between Intellisync Corporation and Scott Hrastar

99.5     Indemnity Agreement, dated as of November 14, 2005, is made by and between Intellisync Corporation and Said Mohammadioun

SIGNATURE

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTELLISYNC CORPORATION
(Registrant)

Date: December 12, 2004	By:	/s/ DAVID P. EICHLER
David P. Eichler
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Indemnity Agreement, dated as of November 14, 2005, is made by and between Intellisync Corporation and David Eichler
99.2	Indemnity Agreement, dated as of November 14, 2005, is made by and between Intellisync Corporation and Rip Gerber
99.3	Indemnity Agreement, dated as of November 14, 2005, is made by and between Intellisync Corporation and Blair Hankins
99.4	Indemnity Agreement, dated as of November 14, 2005, is made by and between Intellisync Corporation and Scott Hrastar
99.5	Indemnity Agreement, dated as of November 14, 2005, is made by and between Intellisync Corporation and Said Mohammadioun