Form 10-Q/A
period 2005-10-31
INTELLISYNC CORP
filed 2005-12-21
CIK 1020716

FORM 10-Q/A

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

EXPLANATORY NOTE

                      This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2005 , which was filed with the Securities and Exchange Commission (“SEC”) on December 12, 2005 (the “Original Filing”).  The Registrant is filing this Form 10-Q/A to: (i) provide a corrected Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 that was filed as Exhibit 31.1 to the Original Filing; (ii) provide a corrected Certificate of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 that was filed as Exhibit 31.2 to the Original Filing; (iii) provide a corrected Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that was filed as Exhibit 32.1 to the Original Filing; (iv) provide a corrected Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that was filed as Exhibit 32.2 to the Original Filing and (v) to modify the form to reflect that it is a Form 10-Q/A rather than a Form 10-Q.

                      Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that date.

INTELLISYNC CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A

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

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Form 10-Q/A and in conjunction with the consolidated financial statements and management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K.  This quarterly report on Form 10-Q/A, and in particular management’s discussion and analysis of financial condition and results of operations, contains forward-looking statements regarding future events or our future performance that involve certain risks and uncertainties including those discussed in “Factors That May Affect Future Operating Results” below.  In this Form 10-Q/A, the words “anticipates,” “believes,” “expects,” “intends,” “future” and similar expressions identify forward-looking statements.  All statements that address operating performance, our stock price, events or developments that we expect or anticipate will occur in the future, including statements relating to planned product releases and composition of revenue, both in terms of segment and geographical source, are forward-looking statements.  Such forward-looking statements are based on management’s current views and assumptions regarding future events and operating performance, and speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.  Actual events or our actual future results may differ materially from any forward-looking statements due to the risks and uncertainties outlined below.

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

99.1     Indemnity Agreement, dated as of November 14, 2005, is made by and between Intellisync Corporation and David Eichler*

99.2     Indemnity Agreement, dated as of November 14, 2005, is made by and between Intellisync Corporation and Rip Gerber*

99.3     Indemnity Agreement, dated as of November 14, 2005, is made by and between Intellisync Corporation and Blair Hankins*

99.4     Indemnity Agreement, dated as of November 14, 2005, is made by and between Intellisync Corporation and Scott Hrastar*

99.5     Indemnity Agreement, dated as of November 14, 2005, is made by and between Intellisync Corporation and Said Mohammadioun*

*Incorporated by reference to the corresponding exhibit number as filed with the Company's Quarterly Report on Form 10-Q filed on December 12, 2005.

SIGNATURE

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTELLISYNC CORPORATION
(Registrant)

Date: December 21, 2005	By:	/s/ DAVID P. EICHLER
David P. Eichler
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Indemnity Agreement, dated as of November 14, 2005, is made by and between Intellisync Corporation and David Eichler*
99.2	Indemnity Agreement, dated as of November 14, 2005, is made by and between Intellisync Corporation and Rip Gerber*
99.3	Indemnity Agreement, dated as of November 14, 2005, is made by and between Intellisync Corporation and Blair Hankins*
99.4	Indemnity Agreement, dated as of November 14, 2005, is made by and between Intellisync Corporation and Scott Hrastar*
99.5	Indemnity Agreement, dated as of November 14, 2005, is made by and between Intellisync Corporation and Said Mohammadioun*

*Incorporated by reference to the corresponding exhibit number as filed with the Company's Quarterly Report on Form 10-Q filed on December 12, 2005.